Form 10-K
period 2014-12-31
Juno Therapeutics, Inc.
filed 2015-03-19
CIK 1594864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36781

Juno Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-3656275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

307 Westlake Avenue North, Suite 300 Seattle, WA	98109
(Address of principal executive offices)	(Zip Code)

(206) 582-1600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.0001 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

The number of shares outstanding of the registrant’s common stock as of March 9, 2015 was 90,426,361.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the registrant’s 2015 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the close of the registrant’s 2014 fiscal year and are incorporated by reference in Part III.

Juno Therapeutics, Inc.

Annual Report on Form 10-K

PART I

Forward-Looking Statements and Market Data

This Annual Report on Form 10-K contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “aim,” “potential,” “continue,” “ongoing,” “goal,” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.

These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements in this report include, but are not limited to, statements about:

•	the success, cost and timing of our product development activities and clinical trials;

•	our ability and the potential to successfully advance our technology platform to improve the safety and effectiveness of our existing product candidates;

•	the potential for our identified research priorities to advance our chimeric antigen receptor (“CAR”) and T cell receptor (“TCR”) technologies;

•	the ability and willingness of our third-party research institution collaborators to continue research and development activities relating to our product candidates;

•	our ability to obtain orphan drug designation or breakthrough status for our CD19 product candidates and any other product candidates, or to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate;

•	the ability to license additional intellectual property relating to our product candidates;

•	our ability to commercialize our products in light of the intellectual property rights of others;

•	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;

•	the commercialization of our product candidates, if approved;

•	our plans to research, develop and commercialize our product candidates;

•	our ability to attract collaborators with development, regulatory and commercialization expertise;

•	future agreements with third parties in connection with the commercialization of our product candidates and any other approved product;

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•	the rate and degree of market acceptance of our product candidates;

•	regulatory developments in the United States and foreign countries;

•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;

•	our plans to develop our own manufacturing facilities;

•	the success of competing therapies that are or may become available;

•	our ability to attract and retain key scientific or management personnel;

•	our involvement in potential claims, legal proceedings and government investigations, the expected course and costs of existing claims, legal proceedings and government investigations, and the potential outcomes and effects of both existing and potential claims, legal proceedings and governmental investigations on our business, prospects, financial condition or results of operations;

•	the accuracy of our estimates regarding expenses, success payments, future revenue, capital requirements, profitability, and needs for additional financing;

•	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart our Business Startups Act (the “JOBS Act”);

•	fluctuations in the trading price of our common stock;

•	our use of the proceeds from our initial public offering; and

•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates.

In addition, you should refer to Part I—Item 1A—“Risk Factors” in this report for a discussion of other important factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if the forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

This report also contains estimates, projections and other information concerning our industry, our business, and the markets for our products and product candidates, including data regarding the estimated size of those markets, their projected growth rates, the perceptions and preferences of patients and physicians regarding certain therapies and other prescription, prescriber and patient data, as well as data regarding market research, estimates and forecasts prepared by our management. We obtained the industry, market and other data throughout this report from our own internal estimates and research, as well as from industry publications and research, surveys and studies conducted by third parties.

Unless the context requires otherwise, in this report the terms “Juno,” “we,” “us” and “our” refer to Juno Therapeutics, Inc.

ITEM 1.	BUSINESS.

Overview

We are building a fully-integrated biopharmaceutical company focused on revolutionizing medicine by re-engaging the body’s immune system to treat cancer. Founded on the vision that the use of human cells as therapeutic entities will drive one of the next important phases in medicine, we are developing cell-based cancer immunotherapies based on our CAR and high-affinity TCR technologies to genetically engineer T cells to recognize and kill cancer cells. We have shown compelling evidence of tumor shrinkage in clinical trials using multiple cell-based product candidates to address refractory B cell lymphomas and leukemias. Before the end of 2015, we plan to have commenced a Phase II trial that could support accelerated U.S. regulatory approval in relapsed/refractory B cell acute lymphoblastic leukemia, a Phase I/II trial in relapsed/refractory B cell non-Hodgkin’s lymphoma, and Phase I trials for at least five additional product candidates that target different cancer-associated proteins in hematological and solid organ cancers. Patient enrollment for two of such Phase I trials has commenced as of the date of this report. Longer term, we aim to improve and leverage our cell-based platform to develop additional product candidates to address a broad range of cancers and human diseases.

Cancer is a leading cause of death in developed countries. Cancer is characterized by the uncontrolled proliferation of abnormal cells. Cancer cells contain mutated proteins and may overexpress other proteins normally found in the body at low levels. The immune system typically recognizes abnormal protein expression and eliminates these cells in a highly efficient process known as immune surveillance. Cancer cells’ ability to evade immune surveillance is a key factor in their growth, spread, and persistence. In the last five years, there has been substantial scientific progress in countering these evasion mechanisms using immunotherapies, or therapies that activate the immune system. Immunotherapies are increasingly recognized as an important part of today’s frontier in the treatment of cancer.

A central player in cancer immunotherapy is a type of white blood cell known as the T cell. In healthy individuals, T cells identify and kill infected or abnormal cells, including cancer cells. We leverage two technologies—CARs and TCRs—to activate a patient’s own T cells so that they attack cancer cells. Through genetic engineering, we insert a gene for a particular CAR or TCR construct into the T cell that enables it to recognize cancer cells. Our CAR technology directs T cells to recognize cancer cells based on the expression of specific proteins located on the cell surface, whereas our TCR technology provides the T cells with a specific T cell receptor to recognize protein fragments derived from either the surface or inside the cell.

We are investing substantially in manufacturing processes that we believe will be commercially scalable for both CARs and TCRs. We harvest blood cells from a cancer patient, separate the appropriate T cells, activate the cell, insert the gene sequence for the CAR or TCR construct into the cell’s DNA, and grow these modified T cells to the desired dose level. The modified T cells can then be infused into the patient or frozen and stored for later infusion. Once infused, the T cells are designed to multiply, through a process known as cell expansion, when they encounter the targeted proteins and to kill the targeted cancer cells.

We believe that the quality of our people will have a strong and positive impact on our ability to develop and capitalize on our technology. In that vein we have assembled a talented group of scientists, engineers, clinicians, directors, and other advisors who consolidate and develop technologies and intellectual property from some of the world’s leading research institutions, including the Fred Hutchinson Cancer Research Center (“FHCRC”), the Memorial Sloan Kettering Cancer Center (“MSK”), the Seattle Children’s Research Institute (“SCRI”), and the National Cancer Institute (“NCI”). Our scientific founders and their institutions include world leaders in oncology, immunology, and cell therapy, and they actively contribute towards developing our product candidates and technologies. Since our founding in August 2013, we have raised $314 million in private financing from our founding investors, major mutual funds, healthcare-dedicated funds, and others, some of whom also participated in our initial public offering that raised an additional $304 million in gross proceeds. Collectively, these stakeholders share our commitment to bringing our product candidates to market and our vision of revolutionizing medicine through developing a broadly applicable cell-based platform.

Clinical-Stage CD19 Product Candidates

Our most advanced product candidates, JCAR015, JCAR017, and JCAR014, leverage CAR technology to target CD19, a protein expressed on the surface of almost all B cell leukemias and lymphomas. Despite significant advances over the past two decades, lymphoma and leukemia are estimated to account for approximately 45,000 annual deaths in the United States.

•	JCAR015 has demonstrated in an ongoing Phase I clinical trial an 89% complete remission rate in 27 evaluable adult patients with relapsed/refractory B cell acute lymphoblastic leukemia (“r/r ALL”) who received our CAR T cell product candidate, as of a data cutoff date of November 14, 2014. This patient population has disease that has recurred despite multiple prior intensive chemotherapy and/or antibody regimens. Historical complete remission rates without JCAR015 in a similar population are less than 10%. We plan to initiate a Phase II trial in mid-2015 exploring JCAR015 in adult r/r ALL that could support accelerated U.S. regulatory approval.

•	JCAR017 has demonstrated in the Phase I portion of an ongoing Phase I/II trial an 85% complete remission rate in 13 evaluable patients with pediatric r/r ALL, as of a data cutoff date of November 26, 2014. We plan to continue the ongoing Phase I/II trial in pediatric r/r ALL in 2015. In this trial, JCAR017 has shown the highest cell expansion and longest cell persistence in patients of any of our CD19-directed product candidates. We believe that product candidates with greater cell expansion and cell persistence are likely to lead to improved clinical benefit. Based upon these data and insights from across our trials, we also plan to initiate a multi-center, Phase I/II trial exploring JCAR017 in adult relapsed/refractory B cell non-Hodgkin’s lymphoma (“r/r NHL”) in 2015, with the potential to advance to a registration trial in 2016 or 2017 that may support accelerated U.S. regulatory approval.

•	JCAR014 is in a Phase I/II trial in patients with B cell malignancies, with the vast majority of patients treated to date having either r/r NHL or r/r ALL. Similar to our other CD19-directed product candidates, patients treated with JCAR014 have had meaningful clinical responses, with 100% of 11 evaluable r/r ALL patients achieving a complete remission and 60% of 10 evaluable r/r NHL patients having either a complete or partial response as of a data cutoff date of November 25, 2014. Based on data from the limited number of patients treated in this trial, duration of response in r/r NHL with JCAR014 appears to correlate with the cell expansion and cell persistence of the product candidate in the patient’s body. We plan to continue treating patients with JCAR014 in 2015 in order to explore various treatment strategies to improve the cell expansion and cell persistence of the CAR T cells in the body. As of the date of this report, we do not plan to advance JCAR014 into registration trials.

JCAR015, JCAR017, and JCAR014 differ in multiple respects, including the types of T cells used, sites of engagement, and activation signal within the cells. We believe our access to and clinical experience with multiple permutations of the CD19 CAR approach to B cell malignancies give us the opportunity to learn about the product characteristics that lead to the best patient outcomes. We intend to apply these learnings to bring best-in-class therapies to market across a range of B cell malignancies and to make technology improvements to create better products over time.

Additional Product Candidates and Research Strategy

By the end of 2015, we plan to have commenced Phase I testing for at least four additional product candidates using our CAR technology and a new Phase I clinical trial for a fifth clinical-stage product candidate using our TCR technology, in each case directed against a distinct protein other than CD19 that is overexpressed on certain cancer cells. Patient enrollment has commenced in two of these trials as of the date of this report.

These trials may provide greater insight into our technologies’ applicability to a wider range of patients including those with common solid tumors. The potential targets include CD22, L1CAM, MUC-16, ROR-1, and WT-1. Our MUC-16 directed product candidate is an “armored” CAR that secretes the cytokine IL-12, which we believe may help overcome the inhibitory effects that the tumor micro-environment can have on T cell activity. We also plan to begin Phase I testing of our first CD19-directed “armored” CAR in one or more B cell malignancies within the next 12 months. We expect to have initial data within 12 to 24 months of beginning testing for each of these product candidates.

We believe there are a number of areas for ongoing research that may significantly impact our long-term success with CARs and TCRs, including:

•	Cell Selection and Composition. We believe that a defined cell composition has the potential to improve the consistency, potency, cell persistence, and tolerability of CAR and TCR based treatments. The greater consistency achieved with defined cell composition may also facilitate regulatory approval. We are exploring defined cell composition with several of our product candidates, including JCAR014 and JCAR017, which consist of a defined composition of T cells known as CD8+ and CD4+ T cells. We are continuing to invest to improve our understanding of the different types of T cells in an effort to identify the subsets of T cells that could optimize efficacy and safety for both our CAR and TCR technologies. We intend to leverage our experience with these product candidates as we advance our pipeline.

•	Cell Persistence. The persistence in the body of the engineered CAR or TCR T cells may have a meaningful impact on clinical outcomes. We are continuing to invest in technologies in an effort to optimize the cell persistence of our genetically-engineered T cells, including technologies related to cell composition, cell signaling, fully human single chain variable fragments (“scFvs”), to bind to the target protein, and modulation of a patient’s immune system. We are also exploring redosing and chemotherapy conditioning regimens in an attempt to improve clinical outcomes.

•	Target Protein Selection. There is substantial proof of concept for using CD19-targeted CAR T cells from our multiple constructs as well as those from other research institutions. We are using bioinformatics, in vitro analyses, animal data, and clinical experience to identify additional target tumor proteins. Our CAR and TCR technologies enable us to explore both target proteins located inside cells (“intracellular proteins”) and proteins located on the cell surface (“extracellular proteins”), giving us the potential to treat a wide array of cancers. We are also investing in technologies that have the potential to improve and accelerate our generation of TCRs and CARs to target these various proteins.

•	Cell Signaling. Researchers have used CAR T cells for more than two decades in the treatment of cancer. A key insight over the past decade was the addition of a costimulatory domain to the construct. The costimulatory domain amplifies the intracellular signaling after the binding domain interacts with a target protein, magnifying the activation of the T cell. We are advancing two next- generation CAR technologies, which we refer to as bispecific CARs and “armored” CARs. Bispecific CARs incorporate a second binding domain on the CAR T cell designed to either amplify or inhibit signaling, a feature that may increase the CAR T cells’ ability to distinguish between cancer cells and normal cells. “Armored” CARs deliver cytokines or stimulatory signals to modify the tumor microenvironment. We believe these technologies may be important for the treatment of solid tumors.

The following table summarizes our product candidate pipeline:

Product Candidate Pipeline

(1) Data readouts could include preliminary data updates.

Our Strategy

Our current focus is to create best-in-class cancer therapies using human T cells as therapeutic entities. Our longer-term goal is to revolutionize medicine through the application of cell-based therapies. In particular, we believe that genetically-engineered T cells have the potential to meaningfully improve survival and quality of life for cancer patients. Key elements of our strategy include:

Expedite clinical development, regulatory approval, and commercialization of our CD19 product candidates. We plan to begin a Phase II trial in adult r/r ALL in mid-2015 with JCAR015 and a Phase I/II trial in adult r/r NHL in 2015 with JCAR017, with a potential to move to a registration trial in adult r/r NHL with JCAR017 in 2016 or 2017. We believe data from these trials, if positive, may lead to an initial U.S. regulatory approval for the treatment of adult r/r ALL as soon as 2017 and for the treatment of adult r/r NHL thereafter. If approved, we plan to commercialize these CD19 product candidates in the U.S. with our own specialty sales force, likely to be targeting mainly the 41 hospitals and clinics designated as Comprehensive Cancer Centers by the NCI. We expect that data from our U.S. registration trials for our CD19 product candidates will also serve as part of our European Union (“EU”) regulatory package. We are in the process of developing our commercial strategy for the EU and other markets outside the United States.

Invest in our platform to maximize the beneficial outcomes for cancer patients. Because our technologies, through the use of CARs and TCRs, are able to target both proteins on the cell surface and inside the cell, we have the potential to treat a wide array of cancers, including solid tumors. We believe there are multiple ways to continue to improve efficacy and tolerability of each of these technologies. By the end of 2015, we plan to have commenced Phase I trials for at least five product candidates targeting cancer-associated proteins other than CD19. Patient enrollment in two of these trials has commenced as of the date of this report. We also plan to begin Phase I testing of our first CD19-directed “armored” CAR in one or more B cell malignancies within the next 12 months. As data emerge from these studies, we may advance one or more of these product candidates beyond proof of concept trials. We, together with our collaborators, intend to advance multiple additional product candidates into clinical testing over the next five years, with a significant focus on addressing solid tumors, which cause the vast majority of cancer-related deaths in the developed world.

Use our process development and manufacturing capabilities as a competitive advantage. We are devoting significant resources to optimizing process development and manufacturing, which are key components to maximizing the value of our current product candidates as well as our future technologies. We believe that these efforts will lead to better product characterization, a more efficient production cycle, and greater flexibility in implementing enhancements. In turn, these improvements may lead to a lower cost of manufacturing, streamlined regulatory reviews, greater convenience for patients and physicians, and better patient outcomes. We plan to use contract manufacturing organizations (“CMOs”) to provide speed, flexibility and limit upfront capital investment. We also plan to establish our own facilities for better long-term margins and rapid implementation of innovative changes. Our goal is to carefully manage our fixed cost structure, maximize optionality, and reduce the long-term cost of manufacturing our products.

Leverage our relationships with our founding institutions, scientific founders and other scientific advisors. Our world-renowned scientific founders and founding institutions, as well as our other scientific advisors, have a history of seminal discoveries and significant experience in oncology, immunology, and cell therapy, and in particular, with CAR and TCR technologies. We intend to be a science-driven company in all our strategic decision-making and to continue to use our scientific founders’ and founding institutions’ insights, discoveries, and know-how as we develop our pipeline and technologies.

Background

Immune System and T Cells

The immune system recognizes danger signals and responds to threats at a cellular level. It is often described as having two arms. The first arm is known as the innate immune system, which recognizes non-specific signals of infection or abnormalities as a first line of defense. The innate immune system is the initial response to an infection, and the response is the same every time regardless of prior exposure to the infectious agent. The second arm is known as the adaptive immune system, which is composed of highly specific, targeted cells and provides long-term recognition and protection from infectious agents and abnormal processes such as cancer. The adaptive immune response is further subdivided into humoral, or antibody-based, and cellular, which includes T cell-based immune responses.

The most significant components of the cellular aspect of the adaptive immune response are T cells, so called because they generally mature in the thymus. T cells are involved in both sensing and killing infected or abnormal cells, as well as coordinating the activation of other cells in an immune response. These cells can be classified into two major subsets, CD4+ T cells and CD8+ T cells, based on cell surface expression of CD4 or CD8 glycoprotein. Both subsets of T cells have specific functions in mounting an immune response capable of clearing an infection or eliminating cancerous cells. CD4+ T cells, or helper T cells, are generally involved in coordinating the immune response by enhancing the activation, expansion, migration, and effector functions of other types of immune cells. CD8+ T cells, or cytotoxic T cells, can directly attack and kill cells they recognize as infected or otherwise abnormal, and are aided by CD4+ T cells. Both types of T cells are activated when their T cell receptor recognizes and binds to a specific protein structure expressed on the surface of another cell. This protein structure is composed of the major histocompatibility complex (“MHC”) and a small protein fragment, or peptide, derived from either proteins inside the cell or on the cell surface. Circulating CD4+ and CD8+ T cells survey the body differentiating between MHC/peptide structures containing “foreign” peptides and those containing “self” peptides. A foreign peptide may signal the presence of an immune threat, such as an infection or cancer, causing the T cell to activate, recruit other immune cells, and eliminate the targeted cell.

Although the immune system is designed to identify foreign or abnormal proteins expressed on tumor cells, this process is often defective in cancer patients. The defective process sometimes occurs when the cancer cells closely resemble healthy cells and go unnoticed or if tumors lose their protein expression. Additionally, cancer cells employ a number of mechanisms to escape immune detection to suppress the effect of the immune response. Some tumors also encourage the production of regulatory T cells that block cytotoxic T cells that would normally attack the cancer.

History of Cancer Immunotherapy

Cancer has historically been treated with surgery, radiation, chemotherapy, and hormone therapy. More recently, advances in understanding of the immune system’s role in cancer have led to immunotherapy becoming an important treatment approach. Cancer immunotherapy began with treatments that nonspecifically activated the immune system and had limited efficacy and/or significant toxicity. In contrast, new immunotherapy treatments can activate specific, important immune cells, leading to improved targeting of cancer cells, as well as improved efficacy and safety. Within the immunotherapy category, treatments have included cytokine therapies, antibody therapies, and adoptive cell therapies.

In 1986, interferon-a became the first cytokine approved for cancer patients. In 1992, interleukin 2 (“IL-2”) was the second approved cytokine in cancer treatment, showing efficacy in melanoma and renal cell cancer. IL-2 does not kill cancer cells directly, but instead nonspecifically activates and stimulates the growth of the body’s own T cells which then combat the tumor. Although interferon-a, IL-2, and subsequent cytokine therapies represent important advances in cancer treatment, they are generally limited by toxicity and can only be used in a limited number of cancers and patients.

After cytokines set the stage for immunotherapy, antibody therapies represented the next significant advance, with targeted specificity and a generally better-tolerated side effect profile. Monoclonal antibodies (“mAbs”) are designed to attach to proteins on cancer cells, and once attached, the mAbs can make cancer cells more visible to the immune system, block growth signals of cancer cells, stop new blood vessels from forming, or deliver radiation or chemotherapy to cancer cells. The first FDA approved mAb specifically for cancer was Rituxan in 1997, and since then, many other antibodies have received approval, including Herceptin, Avastin, Campath, Erbitux, and Vectibix. More recently, antibodies have been conjugated with cytotoxic drugs to increase activity. The first approved antibody drug conjugate was Mylotarg in 2000, followed by Adcetris in 2011 and Kadcycla in 2013.

The next important advance has been the development of antibodies that target T cell checkpoint pathways, which are means by which cancer cells are able to inhibit or turn down the body’s immune response to cancer. These treatments have shown an ability to activate T cells, shrink tumors, and improve patient survival. In 2011, Yervoy became the first checkpoint inhibitor approved by the FDA. Recent clinical data from checkpoint inhibitors such as nivolumab and Keytruda have confirmed both the approach and the importance of T cells as promising tools for the treatment of cancer.

Despite these many advances, there persists a significant unmet need in cancer therapeutics. We believe that the use of human cells as therapeutic entities to re-engage the immune system will be the next significant advancement in the treatment of cancer. These cellular therapies may avoid the long-term side effects associated with current treatments and have the potential to be effective regardless of the type of previous treatments patients have experienced. Both our CAR and TCR technologies build upon the backbone of antibody drug conjugates and checkpoint inhibitors to deliver specifically and directly a payload of potent T cells engineered to kill the cancer. These two technologies, CARs and TCRs, are the means by which we plan to treat cancer as a step towards revolutionizing medicine.

Our CAR and TCR Technologies

Our CAR and TCR technologies alter T cells ex vivo, or outside the body, so that the T cells can recognize specific proteins on the surface or inside cancer cells or other diseased cells in order to kill those diseased cells. As depicted below, with both our CAR and TCR technologies, we (1) harvest a patient’s white blood cells in a process called leukapheresis, and while ex vivo we (2) select and activate certain T cells of interest. (3) Gene sequences for the CAR or TCR construct are transferred into the T cell DNA using a viral vector, such as a lentivirus or a gamma retrovirus. The number of cells is (4) expanded until it reaches the desired dose. These genetically engineered cells are (5) infused back into the patient.

When the engineered T cell engages the target protein on the cancer cell, it triggers further multiplication of the cells in the body and activation of a cytotoxic, or cell-killing, response against the cancer cell. These T cells have an “auto-regulatory” capability that stimulates their multiplication in the presence of the target protein and a reduction in the number of such cells as the target protein declines.

The genetically-engineered CARs and TCRs are designed to help a patient’s immune system overcome survival mechanisms employed by cancer cells. CAR technology directs T cells to recognize cancer cells based on expression of specific cell surface proteins, whereas high-affinity TCR technology provides the T cells with a specific T cell receptor that recognizes protein fragments derived from either intracellular or extracellular proteins. The differences in these two technologies may enable us to develop immunotherapies targeting a broad array of cancer-associated proteins, including those expressed by solid organ cancers.

For both the CAR and TCR technologies, we believe that the T cell subsets used in treatment can have a significant impact on cell persistence, efficacy, and/or tolerability. We are investing significant resources in understanding the optimal cells and cell conditions for treatment. Animal data have shown that using a defined composition of CD8+ cells and CD4+ cells can improve the frequency, robustness, and duration of an anti-tumor response. Recent animal data have also shown that certain CD8+ T cells, when implanted, are more likely to persist as part of the T cell memory pool with the capability of self-renewal, which may lead to a longer duration of the therapeutic effect in patients. We believe our focus on optimizing cells and cellular conditions increases our probability of generating best-in-class therapeutics. Moreover, we believe that the enhanced product characterization that results from a defined cell population may provide greater consistency across patients and give us an improved process development and a potential advantage with clinicians, patients, and regulators.

In some patients, it may be important to control the proliferation and survival of the engineered T cells after they are infused. Our scientific founders have developed technology that inserts a gene into the cell that leads to expression of an inactive truncated EGF receptor (“EGFRt”). Commercially available antibodies, such as cetuximab, can bind to EGFRt and initiate a process that leads to rapid killing, or ablation, of the engineered T cells. This killing effect with cetuximab has been observed in animal studies, but not yet in human studies. Several of our product candidates, including JCAR014 and JCAR017, incorporate this technology. We also use EGFRt as means of identifying and sorting the T cells that have been genetically modified to include the CAR construct.

Differences between CARs and TCRs

There are three main differences between CARs and TCRs:

•	Site of Protein Recognition. CARs recognize proteins expressed on the cell’s surface, whereas TCRs recognize peptide fragments from proteins expressed either inside the cell or on the cell’s surface. TCRs are capable of targeting a broader range of proteins and may be able to more selectively target cancer cells or target a broader array of tumor types.

•	MHC Restriction. TCRs recognize proteins that are presented to the immune system as a peptide bound to an MHC, and are therefore restricted to a certain MHC type. MHC types vary across the human population. It is estimated that approximately 80% of the U.S. population has one of the four most common MHC types. Due to this variability, multiple different TCR product candidates will be needed to address any given target protein for a broad population. In contrast, CARs are capable of recognizing the target protein regardless of MHC type.

•	Maturity of the Technology. The life sciences industry has been developing antibodies for several decades and we believe scientific advances made with this technology can be leveraged to rapidly and predictably generate scFvs to incorporate into a CAR construct and enable it to target a specific protein. Industrial production of TCRs is relatively new, and we are investing in improving our understanding of important variables such as the optimal binding efficiency and structure.

CARs

There are several key components to our CAR technology, each of which may have a significant impact on its utility in cancer immunotherapy:

•	Targeting Element. Our CAR construct typically uses an scFv, also referred to as a binding domain, to recognize a protein of interest. The scFv is derived from the portion of an antibody that specifically recognizes a target protein, and when it is expressed on the surface of a CAR T cell and subsequently binds to a target protein on a cancer cell, it is able to maintain the CAR T cell in proximity to the cancer cell and trigger the activation of the T cell. For example, our most clinically-advanced CAR T cell programs use an scFv from a mouse-derived antibody to target a cell surface protein called CD19. Through a collaborator, we have access to a library of fully human scFvs, which we plan to use in the development of future product candidates.

•	Spacer and Transmembrane Domain. The spacer connects the extracellular scFv targeting element to the transmembrane domain, which transverses the cell membrane and connects to the intracellular signaling domain. Data from our scientific founders suggest that the spacer may need to be varied to optimize the potency of the CAR T cell toward the cancer cell due to factors such as the size of the target protein, the region of the target protein where the scFv binds, and the size and affinity of the scFv. Through our collaborations, we have access to a library of spacer constructs.

•	Costimulatory Domains. Upon recognition and binding of the scFv of the CAR T cell to the cancer cell, there is a conformational change that leads to an activation signal to the cell through CD3-zeta, an intracellular signaling protein. Our current CAR constructs also include either a CD28 or 4-1BB costimulatory signaling domain to mimic a “second signal” that amplifies the activation of the CAR T cells, leading to a more robust signal to the T cell to multiply and kill the cancer cell.

Next-Generation CAR Technology

We are investing significant resources and are developing deep expertise on how each element of the CAR construct affects the potency and durability of the T cell response that ensues, as we believe these will be the key determinants for the long-term ability to create novel CAR T cell products with improved patient benefit.

As we build on the specificity of our technologies and our understanding of mechanisms of immune evasion used by cancer cells, we are advancing two next-generation CAR technologies that incorporate mechanisms to either dampen or amplify T cell activation signals present on the cancer cells or in the tumor microenvironment. Our “armored” CAR technology can incorporate the production or expression of locally acting signaling proteins to amplify the immune response within the tumor microenvironment with the goal of minimizing systemic side effects. An example of such a signaling protein is interleukin 12 (“IL-12”), which can stimulate T cell activation and recruitment. We believe “armored” CAR technology will be especially useful in solid tumor indications, in which microenvironment and potent immunosuppressive mechanisms have the potential to make the establishment of a robust anti-tumor response more challenging.

Our bispecific CAR technology, which includes a second binding domain on the CAR T cell designed to either amplify or inhibit signaling, a feature that may increase our CAR T cells’ ability to distinguish between cancer cells and normal cells. For example, a CAR T cell can be engineered such that it would be triggered in the presence of one target protein, but if a second protein is present it would be inhibited. Alternatively, it could also be engineered such that two target proteins would be required for maximal activation. These approaches may increase the specificity of the CAR for tumor relative to normal tissue.

The exhibit below shows a bispecific CAR, in this case an inhibitory CAR (“iCAR”) that employs an inhibitory signal to improve specificity.

TCRs

Much like our CAR technology, our high-affinity TCR technology is designed to activate a potent immune response against cancer through the introduction of engineered T cells. The gene sequence we introduce with our TCR technology encodes for the proteins required to assemble a TCR that recognizes a specific MHC/peptide structure. Modified T cells expressing a TCR construct have the potential advantage of recognizing peptides from cancer-associated proteins expressed either on the surface of or inside the tumor cell, which may allow us to target a broad range of tumors. Beyond the fact that TCRs can recognize peptides derived from intracellular proteins, another advantage of TCRs is that they are fully human and therefore may be less likely to elicit an immune response against the infused TCR cells.

The engagement of a TCR is restricted to a certain MHC type. Due to the variability of MHC types across the human population, different TCRs will be required for various segments of the population. Our TCR constructs are selected by screening healthy donors for naturally-occurring high-affinity TCRs against a MHC/ peptide combination of interest. Depending on the binding affinity of the selected TCR construct, it is either used directly or modified by mutating a specific region, the hypervariable domain, of the TCR binding pocket to create a higher affinity construct. Based on the limited number of patients who have received any TCR treatment to date, these TCR cells appear to behave like endogenous T cells after re-infusion back into the patient. They undergo a process similar to an endogenous T cell of cell expansion and cytotoxic activation upon recognition of their defined cancer-associated proteins.

Important areas of investment for us going forward will be industrializing the creation and manufacturing of TCRs, creating screening processes to better ensure that TCR constructs do not cross-react with normally expressed or other proteins, and finding costimulatory signals to enhance the potency of the genetically engineered cells.

Product Pipeline

CD19-Directed Product Candidates

Overview

We have three product candidates in the clinic, JCAR015, JCAR017, and JCAR014, which use CAR T cell technology to target CD19. We have worldwide rights to commercialize each of these product candidates. These product candidates differ in several respects as outlined below. We believe our access to and clinical experience with multiple permutations of the CD19 CAR approach to B cell malignancies gives us the opportunity to bring best-in-class therapies to market across a range of B cell malignancies, as well as to make technology improvements to create better products over time.

CD19-Directed Clinical Product Pipeline Overview

	JCAR015	JCAR017	JCAR014

Binding Domain	SJ25C1	FMC63	FMC63

Indications	Adult ALL	Pediatric ALL	NHL, Adult ALL
Costimulatory Domain	CD28	4-1BB	4-1BB
Cell Population	CD3+ enriched PBMC	CD4+ & CD8+	CD8+ central memory & CD4+
Ablation Technology	None	EGFRt	EGFRt

Viral Vector	Gamma Retroviral	Lentiviral	Lentiviral

We believe CD19 presents an attractive immunotherapeutic target for our technology for a number of reasons:

•	CD19 is expressed by most B cell malignancies including NHL, ALL, and chronic lymphocytic leukemias (“CLL”). Within these CD19 positive malignancies, it is generally expressed on all of a patient’s cancer cells.

•	CD19 is expressed on all stages of B lineage cells, and it is present in the vast majority of precursor B cell ALL cases.

•	CD19 is not known to be expressed on any healthy tissue other than B cells. Although treatment with a CD19-directed therapy has the potential to deplete B cells, experience with Rituxan has shown that humans can live with B cell depletion for a prolonged period. Further, CD19 is not expressed on hematopoietic stem cells, and therefore B cells should return when the CAR T cell is no longer present.

B Cell Acute Lymphoblastic Leukemia

ALL is an uncontrolled proliferation of lymphoblasts, which are immature white blood cells. The lymphoblasts, which are produced in the bone marrow, cause damage and death by inhibiting the production of normal cells. Approximately 6,000 patients are diagnosed with ALL in the United States each year, and although just over half of the new diagnoses are in adult patients, the vast majority of the approximately 1,400 deaths per year occur in adults. There are two main types of ALL, B cell ALL and T cell ALL. Approximately 80% of cases of ALL are B cell ALL, which we aim to address with our CD19 product candidates.

Treatment outcomes for ALL patients can be distinguished between Complete Remission (“CR”) and Complete molecular Remission (“CRm”) rates. CR occurs when there is no clinical evidence of the disease based on less than 5% blast cells in the marrow, blood cell counts within normal limits, and no signs or symptoms of the disease. CRm occurs when a patient has all of the above outcomes and there is no evidence of ALL cells in the marrow when using sensitive tests such as polymerase chain reaction (“PCR”) and/or flow cytometry. CR rates are the typical regulatory standard, but recent evidence suggests patients that achieve a CRm have a better long-term prognosis.

Current standard-of-care treatment for both adults and children involves multi-drug chemotherapeutic regimens, and in some cases hematopoietic stem cell transplant (“HSCT”). In adults with ALL, approximately 80% of patients will demonstrate a complete remission with their initial course of chemotherapy. However, approximately 60% of patients who have so demonstrated a complete remission with their initial course of chemotherapy will relapse. Most patients that relapse after the first course of chemotherapy will die in well under a year, and patients that have failed at least two salvage therapies have a median survival that is typically around three months. Allogeneic HSCT, which uses hematopoietic stem cells from a matched donor, offers the potential for disease eradication in some individuals, however, the option is available only to approximately a third of patients due to the lack of compatible stem cell source, general health, or the high risk of complications. Even with HSCT, approximately 20-30% of patients die of treatment-related complications and the median disease-free survival is less than six months.

ALL Efficacy with Current Standard of Care Therapy

ALL Treatment Course	CR Rate (Complete Remission)
1st Induction	80-90%
1st Salvage Therapy	31-44%
>1st Salvage Therapy	20-23%

>2nd Salvage Therapy	5-8%

B Cell Non-Hodgkin’s Lymphomas

NHL is the most common cancer of the lymphatic system. NHL is not a single disease, but rather a group of several closely related cancers. Although the various types of NHL have some things in common, they differ in their appearance under the microscope, their molecular features, their growth patterns, their impact on the body, and treatment. Over 70,000 cases of NHL are diagnosed annually in the United States, and 85% derive from B cell lineages, which express CD19. B cell NHLs are a large group of cancers that are typically divided into aggressive (fast-growing) and indolent (slow-growing) types.

Aggressive NHL also represents a collection of lymphoma subtypes. The most common histologic type of aggressive lymphoma is diffuse large B cell lymphoma (“DLBCL”), which is also the most common subtype of all NHLs, and represents approximately 35% of new cases annually. Unlike indolent lymphomas, which have a median survival time as long as 20 years, DLBCL, if left untreated, may have survival measured in weeks to months. Patients often present with a rapidly enlarging mass in a lymphatic region. Extranodal involvement or associated constitutional symptoms are uncommon, although the presence of these symptoms indicates a more aggressive phenotype. Patients with DLBCL who are unable to undergo autologous HSCT and are treated solely with chemotherapy have a poor prognosis with a median survival of approximately six months, compared to a median survival of approximately 12 months for patients who are able to undergo autologous HSCT.

The indolent lymphomas represent a wide group of tumors that often have a long natural history characterized by frequent relapses; together, the indolent lymphomas account for approximately 45% of NHL incidence in the United States. Although these malignancies are treated routinely with a combination of chemotherapy and antibodies, there is no standard of care for relapsed indolent NHL. The typical treatment approaches include multiple rounds of induction chemotherapy or more aggressive salvage therapies, including autologous HSCT, which uses the patient’s own hematopoietic stem cells. Unfortunately, these treatments are generally not curative. Patients with recurrent or progressive indolent lymphoma may be candidates for allogeneic HSCT, which can provide long-term disease free survival to some.

JCAR015

Overview. JCAR015 is our most advanced development product candidate, and it has demonstrated clinically meaningful complete remission rates in adult patients with r/r ALL. JCAR015 uses the CD28 costimulatory domain and CD3 enriched peripheral blood mononuclear cells (“PBMC”), which requires fewer process steps for manufacture than our defined cell composition product candidates. JCAR015 was originally developed at MSK.

Clinical Experience. JCAR015 is being tested in a Phase I open label clinical trial of patients with r/r ALL, which trial was initiated in January 2010. An investigational new drug (“IND”) application for JCAR015 was submitted in January 2007 by MSK, the Phase I trial sponsor, originally for the treatment of refractory chronic lymphocytic leukemia. The IND was amended in September 2009 to add the protocol for the treatment of r/r ALL in adults. The main goals of the trial are to determine the safety and appropriate dose of the modified T cells in patients with B cell malignancies. We have focused our efforts in this trial and with this therapy towards patients with r/r ALL, a patient population with few or no alternatives. Patients enrolled in this trial receive low- intensity chemotherapy prior to receiving their CAR T cell dose.

As of a data cutoff date of November 14, 2014, 89% of the 27 evaluable patients receiving CAR T cells achieved CR and 78% of patients achieved a CRm using PCR and/or flow cytometry in a population relapsed or refractory to prior intensive chemotherapy and/or novel antibody regimens.

Summary of Clinical Data JCAR015

Disease Burden(1)
	Minimal Residual	Morphologic(2)	Total
Number of Patients	13	15(3)	28(3)
Complete Remission(4)	13/13 (100%)	11/14 (79%)	24/27 (89%)
Complete Molecular Remission(5)	11/13 (85%)	10/14 (71%)	21/27 (78%)
Severe CRS(6)	0/13 (0%)	5/15 (33%)	5/28 (18%)
Grade3 and Above Neurotoxicity	1/13 (8%)	6/15 (40%)	7/28 (25%)

(1) Minimal residual disease = presence of no more than 5% lymphoblasts in a patient’s bone barrow; morphologic disease = more than 5% lymphoblasts in a patient’s bone marrow

(2) Includes one subject with extra-medullary disease only

(3) Includes one subject who was evaluable for safety outcomes, but not for efficacy

(4) Includes both complete remission and complete remission with incomplete hematological recovery

(5) Measured by flow cytometry or PCR

(6) Defined as requiring mechanical ventilator or significant vasopressor support

The notable side effect of JCAR015 is severe cytokine release syndrome (“sCRS”), a condition that, by convention, is currently defined clinically by certain side effects, which can include hypotension, or low blood pressure, and confusion or other central nervous system side effects when such side effects are serious enough to lead to intensive care unit care with mechanical ventilation or significant vasopressor support. CRS is generally believed to result from the release of inflammatory proteins in the body as the CAR T cells rapidly multiply in the presence of the target tumor proteins. As of a data cutoff date of November 14, 2014, approximately 18% of 28 adult r/r ALL patients experienced sCRS, with a rate of 0% in patients with minimal residual disease and 33% in patients with morphologic disease. We define minimal residual disease as the presence of no more than 5% lymphoblasts in a patient’s bone marrow and morphologic disease as more than 5% lymphoblasts in a patient’s bone marrow. Among the patients with sCRS, there have been two deaths that we believe were either directly or indirectly related to sCRS. One patient had a history of Class III congestive heart failure and experienced severe hypotension with sCRS. Another patient experienced intractable seizures, or status epilepticus, with repeat treatment. Notably, the patient had a history of central nervous system side effects with prior CAR T cell treatment. Other than sCRS and neurotoxicity, JCAR015 has been generally well tolerated.

The following table identifies the prevalence of adverse events that are at least possibly related to JCAR015 based on clinical data through November 14, 2014 that are grade 3 or higher as defined by Common Terminology Criteria for Adverse Events (“CTCAE”).

Grade 3 or Higher Treatment Emergent Adverse Events that Are at Least Possibly Related to Study Treatment

JCAR015

Total Treated (N=28)
Any AE as Specified	21 (75.0%)

Blood and lymphatic system disorders	13 (46.4%)
Febrile neutropenia	13 (46.4%)

Cardiac disorders	3 (10.7%)
Atrial fibrillation	1 (3.6%)
Atrial tachycardia	1 (3.6%)
Sinus tachycardia	1 (3.6%)

General disorders and administration site conditions	1 (3.6%)
Fatigue	1 (3.6%)

Infections and infestations	1 (3.6%)
Sepsis	1 (3.6%)

Investigations	5 (17.9%)
Alanine aminotransferase increased	2 (7.1%)
Blood alkaline phosphatase increased	2 (7.1%)
Aspartate aminotransferase increased	1 (3.6%)
Blood creatinine increased	1 (3.6%)
Neutrophil count decreased	1 (3.6%)

Metabolism and nutrition disorders	14 (50.0%)
Hypocalcaemia	9 (32.1%)
Hypophosphataemia	9 (32.1%)
Hyperglycaemia	4 (14.3%)
Hypokalaemia	4 (14.3%)
Hyponatraemia	4 (14.3%)
Hyperkalaemia	1 (3.6%)
Hypermagnesaemia	1 (3.6%)

Nervous system disorders	2 (7.1%)
Encephalopathy	2 (7.1%)
Convulsion	1 (3.6%)

Psychiatric disorders	5 (17.9%)
Mental status changes	3 (10.7%)
Confusional state	2 (7.1%)

Respiratory, thoracic and mediastinal disorders	5 (17.9%)
Hypoxia	3 (10.7%)
Dyspnoea	2 (7.1%)
Respiratory failure	2 (7.1%)

Skin and subcutaneous tissue disorders	1 (3.6%)
Dermatitis acneiform	1 (3.6%)
Erythema multiforme	1 (3.6%)

Vascular disorders	9 (32.1%)
Hypotension	9 (32.1%)
Hypertension	2 (7.1%)

Several protocol changes were made after the two patient deaths, the most important of which include using a lower dose of CAR T cells (1x10^6/kg vs 3x10^6/kg) in patients with morphologic r/r ALL, excluding patients with Class III or IV congestive heart failure as defined by the New York Heart Association, excluding patients with active central nervous system leukemia or symptomatic central nervous system leukemia within 28 days, adding sCRS as a dose limiting toxicity, and restricting a patient from receiving a second treatment of JCAR015 if the patient experienced any non-hematologic CTCAE grade 4 toxicities, including sCRS, with the prior JCAR015 treatment. Prior to the protocol changes, patients typically received a dose of 3x10^6 CAR T cells/kg regardless of the level of disease burden. We are currently evaluating the potential effects of the lower cell dose in patients with morphologic disease on safety and efficacy. In addition, we are examining the effect of a second scheduled dose delivered approximately three weeks following the first dose. We expect to have additional data from this trial in 2015.

In the following figure, we show the investigator-reported survival rate as of November 14, 2014 of the 27 evaluable r/r ALL patients treated with JCAR015. Although it is difficult to compare across trials, the survival rate compares favorably to historical controls, which have a median survival of approximately three months.

Overall Survival: All JCAR015 Patients

Source: MSK 2014 ASH Presentation

Patients with r/r ALL who achieve a CR with treatment may proceed to an allogeneic HSCT. In this trial, 10 patients have, as of a data cutoff date of November 14, 2014, received an allogeneic HSCT after attaining a CR with JCAR015. In the figure below, we show the investigator-reported survival rate as of November 14, 2014 of r/r ALL patients treated with JCAR015 that responded to treatment, with separate curves for patients that receive an allogeneic HSCT at some point after treatment and those that do not.

Overall Survival of Responding Patients: Post-JCAR015 Allogeneic HSCT vs. No HSCT

Source: MSK 2014 ASH Presentation.

JCAR017

Overview. JCAR017 also targets CD19, but differs from JCAR015 in several important respects. JCAR017 uses the 4-1BB costimulatory domain and a defined cell composition of CD4+ T cells and CD8+ T cells. We believe that a defined cell composition of CD8+ T cells and CD4+ T cells has the potential to offer greater potency, as shown in animal data, an improved side effect profile, and more consistent product composition.

JCAR017 is currently in development for pediatric patients with r/r ALL. The Phase I portion of the current trial is enrolling patients whose leukemia has recurred after an allogeneic HSCT. Because patients in this portion of the trial have already failed a transplant, they will likely not undergo an allogeneic HSCT following CAR T cell therapy, potentially generating greater insight into the durability of responses. JCAR017 was originally developed at SCRI.

Clinical Experience. JCAR017 is being evaluated in a Phase I/II clinical trial in pediatric r/r ALL. An IND application for JCAR017 was submitted in November 2013 by SCRI, the Phase I/II trial sponsor, for the treatment of CD19 positive pediatric leukemia. The trial was initiated in January 2014. The Phase I/II trial is designed to evaluate four dose levels: 5x10^5 T cells/kg, 1x10^6 T cells/kg, 5x10^6 T cells/kg, and 1x10^7 T cells/kg. Patients enrolled in this trial receive low-intensity chemotherapy prior to receiving their CAR T cell dose. The primary endpoints of the trial are to evaluate the preliminary toxicity, safety, and efficacy of JCAR017, and the feasibility of manufacturing and releasing JCAR017, in children and young adults with CD19- positive pediatric leukemia. The secondary endpoints of the trial include assessing persistence of the modified T cells and potentially assessing the efficacy of cetuximab to eliminate the modified T cells.

As of a data cutoff date of November 26, 2014, 13 patients have been treated in the Phase I portion of the trial, of which 85% have experienced a CR.

Summary of Clinical Data JCAR017

Disease Burden(1)
	Minimal Residual	Morphologic	Total
Number of Patients	4	9	13
Complete Remission	4/4 (100%)	7/9 (78%)(2)	11/13 (85%)(2)
Complete Molecular Remission(3)	4/4 (100%)	7/9 (78%)(2)	11/13 (85%)(2)
Severe CRS(4)	1/4 (25%)	2/9 (22%)	3/13 (23%)
Grade3 and Above Neurotoxicity	1/4 (25%)	1/9 (11%)	2/13 (15%)

(1) Minimal residual disease = presence of no more than 5% lymphoblasts in a patient’s bone barrow; morphologic disease = more than 5% lymphoblasts in a patient’s bone marrow

(2) One non-responder received steroids at line placement for apheresis

(3) Measured by flow cytometry

(4) Defined as requiring mechanical ventilator or significant vasopressor support

The duration of follow-up for each patient is less than one year, but as demonstrated in the figure below, 10 of the 11 patients who experienced a CR remain in CR as of November 26, 2014.

Summary of JCAR017 Patient Follow-up

Source: SCRI 2014 ASH Presentation

(1)	One patient received steroids at line placement for apheresis; DOD = died of disease
(2)	One patient received steroids for treatment of sCRS following CAR T cell infusion

The following table identifies the prevalence of adverse events that are at least possibly related to JCAR017 based on clinical data through November 26, 2014.

Grade 3 or Higher Treatment Emergent Adverse Events that Are at Least Possibly Related to Study Treatment

JCAR017

Total Treated (N=13)
Any AE as Specified	8 (61.5%)

Blood and lymphatic system disorders	4 (30.8%)
Febrile neutropenia	4 (30.8%)

Gastrointestinal disorders	1 (7.7%)
Nausea	1 (7.7%)

Immune system disorders	5 (38.5%)
Cytokine release syndrome	5 (38.5%)

Investigations	1 (7.7%)
Lymphocyte count decreased	1 (7.7%)
Neutrophil count decreased	1 (7.7%)
Platelet count decreased	1 (7.7%)

Nervous system disorders	2 (15.4%)
Encephalopathy	2 (15.4%)

Patients treated in this trial have experienced the highest cell expansion and longest cell persistence in the body of any of our CD19-directed product candidates. A comparison of these parameters for our two defined cell product candidates, JCAR014 and JCAR017, based on investigator-reported data is shown in the table below. We believe these two parameters are likely to correlate with clinical benefit. We expect to have additional data from this trial in 2015.

Expansion & Persistence Summary

Trial(1)	Median Cmax	% Subjects with Peak > 10 Cells / uL	# Subjects with Persistence > 40 days
JCAR014	1 cell/uL	20% (2/10)	20% (2/10)
10 Subjects [NHL](2)	[<1 – 482]
JCAR014	46 cells/uL	73% (8/11)	18% (2/11)
11 Subjects [ALL](2)	[1 – 412]
JCAR017	478 cells/uL(4)	100% (11/11)(4,5)	75% (6/8)(5,6,7)
13 Subjects [Ped ALL](3,4)	[63 – 288]

(1) Cmax = peak concentration

(2) Data reflects patients which received products with a 1:1 ratio of CD4+ and CD8+ T cells per protocol

(3) JCAR017 values calculated based on data from SCRI’s 2014 ASH presentation

(4) Cmax data available for only the 11 patients who achieved a complete remission

(5) One patient received steroids at line placement for apheresis

(6) One patient received steroids for treatment of sCRS following CAR T cell infusion

(7) Three subjects of 11 had not reached the 40-day milestone as of the data cutoff date

JCAR014

Overview. JCAR014 also targets CD19. JCAR014 uses the 4-1BB costimulatory domain and is composed of CD8+ central memory T cells and CD4+ T cells in a defined ratio. JCAR014 was originally developed at FHCRC.

Clinical Experience. JCAR014 is being evaluated in a Phase I/II trial as a treatment for a number of B cell malignancies in patients relapsed or refractory to standard therapies. An IND application for JCAR014 was submitted in March 2013 by FHCRC’s Stanley Riddell, the Phase I/II trial sponsor, for the treatment of CD19-positive advanced B cell malignancies. The trial was initiated in May 2013. The Phase I/II trial is designed to evaluate three dose levels: 2x10^5 T cells/kg, 2x10^6 T cells/kg, and 2x10^7 T cells/kg. Patients enrolled in this trial receive low-intensity chemotherapy prior to receiving their CAR T cell dose. The primary endpoint of the trial is to evaluate the feasibility and preliminary safety of using JCAR014 to treat CD19-positive advanced B cell malignancies. The secondary endpoints of the trial include assessing the duration of persistence of the modified T cells, determining whether the modified T cells traffic in the bone marrow and function in vivo, determining if the modified T cells have antitumor activity in patients with measurable tumor burden prior to T cell transfer, and determining if the treatment is associated with tumor lysis syndrome. As of November 25, 2014, 27 patients have been treated in the Phase I portion of the trial, of which all but two patients had either r/r ALL or r/r NHL.

As presented at the American Society of Hematology (“ASH”) meeting in December 2014, in the Phase I portion of the trial, this defined cell product candidate displayed a side effect profile that is similar to our other CD19-directed product candidates in the types of adverse events observed. For the JCAR014 trial, sCRS is defined as the occurrence of certain side effects, which can include hypotension, confusion, or other central nervous system side effects when such side effects are CTCAE grade 3 or higher. In this trial, no patients with r/r NHL have experienced sCRS or severe neurotoxicity and 23% of r/r ALL patients have experienced sCRS. There has been one patient death in an r/r ALL patient treated with JCAR014 at the highest dose, 2x10^7 T cells/kg, that we believe was either directly or indirectly related to sCRS. As a result of the patient death, the highest dose level is no longer being used in the trial.

As of November 25, 2014, we have treated 13 patients in r/r ALL, of which 11 received a defined cell product of CD8+ and CD4+ cells in a 1:1 ratio. The two other patients received a different ratio of CD8+ and CD4+ cells due to an inability to expand sufficient CD4+ or CD8+ cells in the manufacturing process. Based on investigator-reported interim data, 100% of the 11 patients that received the 1:1 ratio had a CR and 82% of the 11 patients had a CRm. While the data are still immature, early survival data suggest a durable clinical benefit in r/r ALL, as shown in the figure below entitled “Overall survival after CAR T cell infusion in ALL and NHL/CLL patients.”

As of November 25, 2014, we have treated 12 patients with r/r NHL, of which 10 received a defined cell product of CD8+ and CD4+ cells in a 1:1 ratio. The two other patients received a different ratio of CD8+ and CD4+ cells due to an inability to expand sufficient CD4+ or CD8+ cells in the manufacturing process. Based on investigator-reported interim data, 60% of the 10 patients that received the 1:1 ratio had a partial or complete response, as defined by International Working Group Criteria [2007]. The depth of the responses and time to progression seen in the first eight NHL patients treated with JCAR014 are shown in the following figure.

JCAR014: NHL Experience Provides Important Insights

Note: Data represents patients who received products in a 1:1 ratio of CD4+ and CD8+ cells per protocol; two additional patients received products that did not conform to the 1:1 ratio, to which the patients showed no response or progressive disease.

As highlighted in the following figure, a significant majority of the patients treated in this trial remain alive in the early follow-up from treatment as of November 25, 2014. Two of the patients represented died of transplant-related complications after allogeneic HSCT.

Overall Survival After CAR T Cell Infusion in ALL and NHL/CLL Patients

Source: FHCRC 2014 ASH Presentation.

Based on data from the limited number of patients treated in this trial, duration of response in r/r NHL with JCAR014 appears to correlate with the cell expansion and cell persistence of the product candidate in the patient’s body. With JCAR014, even in patients with limited cell expansion, we have seen significant antitumor responses, suggesting that CD8+ central memory T cells may have potential potency advantages. However, we believe that the manufacturing approach for JCAR014 has certain limitations that appear to affect cell expansion and cell persistence in some patients, which we believe may limit the durability of response in those patients. We plan to continue enrolling patients in the ongoing Phase I/II trial in 2015 in order to explore various treatment strategies to improve the expansion and persistence of the CAR T cells in the body. We expect to have additional data from this trial in 2015. However, given the progress of our other CD19-directed product candidates, as of the date of this report, we do not plan to proceed to registration trials with JCAR014.

Early Learnings from Data to Date from Across Our Trials and Product Candidates

Data from our three different CD19 product candidates, combined with data from outside academic groups, provide emerging information that we plan to use in designing our next set of clinical trials as well as in our product development activities more broadly. Early learnings from this experience to date include:

•	across different B cell cancers, patients see significant and rapid tumor reductions;

•	clinical response correlates with the expansion of CAR T cells in the body and it is rare to see patients with evidence of in vivo CAR T cell expansion that do not see a significant tumor response. We believe the following factors may impact in vivo CAR T cell expansion:

•	cell manufacturing;

•	cell composition; and

•	pre-treatment chemotherapy and/or tumor type;

•	cell persistence correlates with the duration of response and patient survival. We believe the following factors may impact cell persistence:

•	cell manufacturing;

•	cell composition;

•	cell signaling–for example, the costimulatory domain used to activate the CAR T cell;

•	immunogenicity–for example, patient immune responses to the mouse-derived portion of the scFv on the CAR T cell; and

•	pre-treatment chemotherapy and/or tumor type; and

•	pre-treatment chemotherapy may influence outcomes in both chemotherapy-refractory and chemotherapy-sensitive patients.

CD19 Strategy and Development Plans

With respect to r/r ALL, we plan to file a Juno-sponsored IND for JCAR015 and begin a multi-center Phase II registration trial for JCAR015 in adults in mid-2015. Based on our communications with the FDA to date, we expect the trial will seek to enroll approximately 50 evaluable patients with a primary endpoint of overall remission rate, which is the number of patients achieving complete remission or complete remission with incomplete hematological recovery. Patients will also be evaluated and followed for several secondary endpoints, including but not limited to safety, durability of responses, cellular kinetics, disease control rate, and comparability of Phase II manufacturing process to Phase I manufacturing process. We expect to have initial data from this trial in 2016 that may enable us to initiate a rolling biologics license application (“BLA”) in late 2016 or early 2017, with potential accelerated approval as early as 2017. We will also continue enrolling patients in the ongoing Phase I/II trials for JCAR017 in pediatric r/r ALL and for JCAR014 in adult r/r ALL.

With respect to r/r NHL, we plan to initiate a multi-center Phase I/II trial for JCAR017 in adults in 2015, as this product candidate appears to have the highest cell expansion and longest cell persistence of any of our CD19-directed product candidates based on the data generated to date. We plan to treat approximately 48 r/r NHL patients in this Phase I/II trial and explore response rate and response duration. Depending upon the results of this trial, we may move to a registration trial in 2016 or 2017 for JCAR017 in this indication that may support accelerated U.S. regulatory approval. We are also continuing to enroll patients in the ongoing Phase I/II trial for JCAR014 in r/r NHL, and we plan to use this trial to explore important questions that may improve our platform overall, such as exploring alternative chemotherapy preparation regimens, various cell populations, and immune-modulatory strategies to improve cell persistence. As of the date of this report, we do not plan to move JCAR014 into registration trials.

We believe our access to and clinical experience with multiple CD19 trials gives us the opportunity to bring best-in-class therapies to market across a range of B cell malignancies, as well as to make technology improvements to create better products over time. Key areas of focus include investigating the effect of varying cell compositions, human binding domains, and the “armored” CAR approach. We are planning Phase I trials in one or more B cell malignancies for three different “armored” CAR product candidates that target CD19. These product candidates are designed to explore the potential for synergistic effects of a CD19-directed CAR T cell and the production or expression of locally acting signaling proteins by the CAR T cell, specifically 4-1BBL, CD40L, and IL-12. We expect to commence a Phase I trial of our CD19/4-1BBL “armored” CAR within the next 12 months, and a Phase I trial in each of our CD19/CD40L and CD19/IL-12 “armored” CARs in 2016. We are also planning to initiate a Phase I trial in one or more B cell malignancies within the next 12 months using a CD19-directed CAR product candidate that uses a fully human scFv. We expect several generations of product improvements for this target over the coming years, as we work to optimize patient outcomes for patients with lymphoma or leukemia.

Additional Product Candidates

We are exploring the potential of our CAR and TCR technologies against targets that have the potential to treat cancers not currently targeted by CD19-directed products—in particular, difficult-to-treat solid organ tumors such as certain breast, lung, and pancreatic cancers, as well as B cell malignancies that do not express CD19. We and our collaborators are working on a number of product candidates in early clinical or late-stage pre-clinical development that target different cancer proteins. We expect at least five of these to be in clinical testing by the end of 2015.

JCAR018: CD22

CD22 is a cell surface protein widely expressed on B lymphocytes. It is expressed by most B cell malignancies, including NHL, ALL, and CLL. Within these CD22 positive malignancies, it is generally expressed on all of a patient’s cancer cells. Additionally, treatment with CD19-directed therapies has led to the emergence in some patients of CD19-negative cancer cells. To date, these patients’ cancer cells have retained CD22 expression, potentially making a CD22-directed CAR T cell product candidate an important potential treatment for these patients. Similar to CD19, CD22 is not known to be expressed on any healthy tissue other than B cells. It is also not expressed on hematopoietic stem cells, and therefore B cells should return when the CAR T cell is no longer present.

JCAR018 is the CD22-directed CAR product candidate with respect to which we have licensed technology from Opus Bio, Inc. (“Opus Bio”). This product candidate was originally developed at the NCI. It has a fully human scFv and a 4-1BB costimulatory domain. Data from mouse models suggest that JCAR018 will have comparable efficacy in lymphoma and leukemia as CD19-directed CAR T cells. The IND for this product candidate has been accepted by the FDA, and patient enrollment has commenced in a Phase I trial sponsored by the NCI. This Phase I trial will enroll patients one year to 30 years in age that have CD22-positive r/r ALL or r/r NHL. The trial is open to patients who have either CD19-negative or CD19-positive disease and who have or have not received previous CAR T cell treatment. We expect initial data from this trial in 2015.

JCAR023: L1CAM (CD171)

L1CAM, also known as CD171, is a cell-surface adhesion molecule that plays an important role in the development of a normal nervous system. It is overexpressed in neuroblastoma, and there is increasing evidence of aberrant expression in a variety of solid organ tumors, including glioblastoma and lung, pancreatic, and ovarian cancers.

JCAR023 is our L1CAM directed CAR T cell product candidate, which was originally developed at SCRI. It has a defined cell composition. Preliminary data from a non-human primate study has shown no evidence of reactivity of JCAR023 to normal tissues at cell doses 10-100 fold higher than the anticipated target dose in humans. An IND application for JCAR023 was submitted in August 2014 by SCRI, the sponsor of a Phase I trial in patients with refractory or recurrent pediatric neuroblastoma. Patient enrollment has commenced in this trial.

JCAR020: MUC-16 / IL-12

MUC-16 is a protein overexpressed in the majority of ovarian cancers, but not on the surface of normal ovary cells. CA-125 is a protein found in the blood of ovarian cancer patients that results from the cleavage of MUC-16. CA-125 levels in the blood are a common test for ovarian cancer progression because they correlate with cancer progression. Our MUC-16/IL-12 product candidate, JCAR020, which was originally developed at MSK, has a binding domain that recognizes an extracellular domain of MUC-16 that remains following cleavage of CA-125.

JCAR020 is our first development candidate that uses our “armored CAR” technology. IL-12 is a cytokine that can help overcome the inhibitory effects that the tumor micro-environment can have on T cell activity. Systemic delivery of IL-12 has been limited to date by severe side effects, which have included severe hematological toxicity, severe hepatic dysfunction, and immune reactive events such as colitis, some of which resulted in deaths and trial stoppage. However, we believe local delivery to the tumor may provide efficacy while avoiding these side effects. JCAR020 secretes IL-12. Because CAR T cells aggregate at the target protein, IL-12 delivery is likely to concentrate in areas with significant MUC-16 protein expression, in this case, MUC-16 expressing cancers. We believe the armored CAR utilizing IL-12 has the potential to enhance T cell potency and persistence. We plan to explore JCAR020 in patients with ovarian cancer in a Phase I trial to begin in 2015. In addition to assessing safety and preliminary efficacy, the trial is designed to provide potential biomarker and translational insights.

ROR-1

ROR-1 is a protein expressed in the formation of embryos, but in normal adult cells its surface expression is predominantly found at low levels on adipocytes, or fat cells, and briefly on precursors to B cells, or pre-B cells, during normal B cell maturation. ROR-1 is overexpressed on a wide variety of cancers including a subset of non-small cell lung cancer, triple negative breast cancer, pancreatic cancer, and prostate cancer. It is highly expressed on B cell chronic lymphocytic leukemia and mantle cell lymphoma.

Our ROR-1-directed CAR T cell product candidate, which was originally developed at FHCRC, has a defined cell composition. Preliminary data in non-human primates has shown no evidence of acute clinically relevant side effects at cell doses exceeding the anticipated target dose in humans. We plan to begin a Phase I clinical trial in 2015 to evaluate a CAR T cell product candidate targeted at certain ROR-1 expressing cancers.

JTCR016: WT-1

Our lead high-affinity TCR T cell product candidate, JTCR016, targets WT-1, an intracellular protein that is overexpressed in a number of cancers, including adult myeloid leukemia (“AML”) and non-small cell lung, breast, pancreatic, ovarian, and colorectal cancers. This product candidate was originally developed at FHCRC. An IND application for JTCR016 was submitted in May 2012 by FHCRC’s Aude Chapuis, the sponsor of a Phase I/II trial for this product candidate, for the treatment of high risk or relapsed AML, myelodysplasic syndrome, and chronic myeloid leukemia in patients who have received an allogeneic HSCT.

In this Phase I/II clinical trial in patients with high-risk AML who had received an allogeneic HSCT, JTCR016 was well-tolerated, demonstrated the potential for long-term cell persistence, and provided early signals of clinical efficacy. Data were presented from the Phase I portion of this trial at the ASH meeting in December 2014. As described in the following table of investigator-reported interim data, 13 out of 15 patients are still alive as of a data cutoff date of November 10, 2014 with follow-up as long as 18 months and the genetically engineered TCR T cells remain detectable in 12 out of 15 patients, with follow-up ranging from five to 368 days from their last infusion.

Summary of Clinical Data JTCR016

Patient	Disease status prior to study treatment	Disease at time of first infusion	Number of infusions	T cell persistence since last infusion	Outcome
1	Relapse 5 years after allogeneic HCT (medullary and extramedullary disease).	Present	3	14+	Progressive disease Second HCT
2	Relapse 10 years after first allogeneic HCT. MRD early after second HCT	Present	4 +IL2	293+	Remission 20 months after transplant
3	HCT at CR2. No evidence of disease after HCT	Absent	4 +IL2	40	Remission 19 months after transplant
4	Relapse with extramedulary disease one year after second allogeneic HCT	Absent	1	368+	Relapse 12 months after T cell infusion
5	Persistent disease after HCT	Present	1	5	Progressive disease (dead)
6	Second HCT for relapse 4 years after first HCT	Absent	4 +IL2	200+	Remission 13 months after transplant
7	Persistent disease after HCT	Present	1	14	Progressive disease (dead)
8	HCT in CR2. MRD early after transplant	Present	1	176+	Ongoing MRD (azacitidine)
9	HCT in CR2. Relapse early after transplant	Present	4 +IL2	14+	Progressive disease
10	HCT at CR1, high risk AML (deletion 5q). No evidence of disease after HCT	Absent	1 (1x1010)/m2	110+	Remission 5 months after transplant
11	HCT at CR1, high risk AML (trisomy 8). No evidence of disease after HCT	Absent	1 (1x1010) /m2	104+	Remission 10 months after transplant
12	HCT at CR1, high risk AML(FLT3 – ITD). No evidence of disease after HCT	Absent	1 (1x1010) /m2	97+	Remission 6 months after transplant
13	HCT at CR1, high risk AML (translocation (11;19)). No evidence of disease after HCT	Absent	2 (1x1010) /m2 +IL2	58+	Remission 5 months after transplant
14	Second HCT for relapse 5 years after first HCT	Present	2 (1x1010) /m2 + IL2	56+	Ongoing MRD (azacitidine)
15	Second HCT for relapse disease ~2 years after first HCT	Absent	1 (3x109)/m2	14+	Ongoing treatment on study

Source: FHCRC 2014 ASH Presentation

JTCR016 has been generally well tolerated in this trial. There have been no observed events of sCRS in these patients. The following table identifies the prevalence of all adverse events that are grade 3 or grade 4 based on investigator-reported interim data as of November 10, 2014, whether or not treatment related.

Grade 3 or Higher Adverse Events, Whether or Not Treatment Related

JTCR016

Total Treated (N=15)
Cytokine release syndrome
Fever	2 (13.3%)
Chills	1 (6.7%)
Fatigue	2 (13.3%)
Hypotension	3 (20.0%)
Hypoxia	1 (6.7%)

Hematological abnormalities
Lymphopenia	15 (100.0%)
Anemia	8 (53.3%)
White blood cell count decrease	1 (6.7%)
Neutrophil count decrease	3 (20.0%)
Thrombocytopenia	10 (66.7%)

Chemistry abnormalities
Hyponatremia	3 (20.0%)
Hypophosphatemia	3 (20.0%)

Miscellaneous
Infection	2 (13.3%)
Peripheral neuropathy	1 (6.7%)
Maculo-Papular Rash	1 (6.7%)

We expect additional data from this trial in 2015. We have identified potential process changes that may allow this product candidate to be manufactured more efficiently. We plan to begin new Phase I clinical trials in 2015 with JTCR016 in patients with AML and in patients with non-small cell lung cancer.

Process Development and Manufacturing

We are devoting significant resources to process development and manufacturing in order to optimize the safety and efficacy of our product candidates, as well as to reduce our per unit manufacturing costs. The manufacture of our product candidates involves complex processes, including the separation of the appropriate T cells from blood product collected from the patient, the activation of the T cells, the insertion of the gene sequence for the CAR or TCR construct into the cell’s DNA, and the growth in the number of these modified T cells to the desired dose level. We have established a semi-automated, closed platform for this process, and we are investing further resources in improving and further automating the process so as to reduce the cost of manufacturing.

Our process development group is focused on two key initiatives. The first is investigating approaches to manufacture our products, including improving cell selection techniques, T cell activation methods and cryopreservation of manufacturing intermediates. The second is systematically characterizing our manufacturing processes, including product intermediates and manufacturing unit operations. This characterization effort will allow us to implement process changes over the entire product lifecycle and to quickly react to changing process technologies that can lead to reductions in per unit manufacturing costs and shorter process cycle times.

To date, we have leveraged our relationships with our founding institutions for manufacturing for our Phase I/II clinical trials. Doing so has significantly accelerated our ability to advance clinical trials, gain insights into the multiple manufacturing processes, and establish an infrastructure for future Phase I and II trials.

Our manufacturing strategy is designed to meet the demand needs of clinical supply and commercial launch. We are in the process of both establishing our own manufacturing facility and bringing a CMO on-line to support manufacturing under established current good manufacturing processes (“cGMP”). This approach will position us to support multi-center clinical trials and commercialization.

Our goal is to carefully manage our fixed cost structure, maximize optionality, and drive long-term cost of goods as low as possible. The use of one or more CMOs with established cGMP infrastructure will increase the speed with which capacity can be brought on-line. We plan to complement the use of one or more CMOs by establishing our own cGMP manufacturing facility to be brought on-line after the first CMO. As described in Part I—Item 2—“Properties” of this report, we have entered into a ten-year lease for a facility that we plan to remodel to support our clinical and commercial manufacturing activities. We believe that operating our own manufacturing facility will provide us with enhanced control of material supply for both clinical trials and the commercial market, will enable the more rapid implementation of process changes, and will allow for better long-term margins. In addition, the use of both a CMO and our own facility will provide capacity flexibility to meet potential changes in demand.

Our manufacturing strategy is currently structured to support our U.S. development plans. Although we believe the general manufacturing strategy developed for the United States will be applicable in other geographies, specific strategies for other geographies will be developed as part of our clinical and commercial plans for such other geographies.

Commercialization Plan

We currently have no sales, marketing or commercial product distribution capabilities and have no experience as a company in marketing products. We intend to build our own global commercialization capabilities over time.

In the United States, there are approximately 6,000 patients diagnosed with ALL and 70,000 patients diagnosed with NHL each year. If any of our CD19 product candidates are approved, we expect to commercialize those products in the United States with a focused specialty sales force mainly targeting the 41 hospitals and clinics designated as Comprehensive Cancer Centers by the NCI. We believe we can address physicians who treat our proposed clinical indications with a direct specialty sales force.

Outside the United States, we have not yet defined our regulatory and commercial strategy for our CD19 product candidates. We expect to outline our plan in at least the EU in 2015. Our commercial strategy for markets outside the United States may include the use of strategic partners, distributors, a contract sales force or the establishment of our own commercial structure. We plan to further evaluate these alternatives as we approach approval for one of our product candidates.

As additional product candidates advance through our pipeline, our commercial plans may change. In particular, some of our pipeline assets target potentially large solid tumor indications. Data, the size of the development programs, the size of the target market, the degree of unmet medical need, the size of a commercial infrastructure, and manufacturing needs may all influence our U.S., EU, and rest-of-world strategies.

Intellectual Property

We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to our business, including seeking, maintaining, and defending patent rights, whether developed internally or licensed from our collaborators or other third parties. Our policy is to seek to protect our proprietary position by, among other methods, filing patent applications in the United States and in jurisdictions outside of the United States related to our proprietary technology, inventions, improvements, and product candidates that are important to the development and implementation of our business. We also rely on trade secrets and know-how relating to our proprietary technology and product candidates, continuing innovation, and in-licensing opportunities to develop, strengthen, and maintain our proprietary position in the field of immunotherapy. We additionally rely on data exclusivity, market exclusivity, and patent term extensions when available, and plan to seek and rely on regulatory protection afforded through orphan drug designations. Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions, and improvements; to preserve the confidentiality of our trade secrets; to maintain our licenses to use intellectual property owned by third parties; to defend and enforce our proprietary rights, including our patents; and to operate without infringing on the valid and enforceable patents and other proprietary rights of third parties.

We have developed and in-licensed numerous patents and patent applications and possess substantial know-how and trade secrets relating to the development and commercialization of immunotherapy product candidates, including related manufacturing processes and technology. Many of these in-licensed patents and patent applications claim the inventions of investigators at MSK, FHCRC, SCRI, NIH, City of Hope, and St. Jude, as described in more detail below under the caption “Licenses and Third-Party Research Collaborations.” As of March 16, 2015, our owned and licensed patent portfolio consists of approximately 19 licensed U.S. issued patents, approximately 21 licensed U.S. pending patent applications, and approximately 14 owned U.S. pending patent applications covering certain of our proprietary technology, inventions, and improvements and our most advanced product candidates, as well as approximately 37 licensed patents issued in jurisdictions outside of the United States and approximately 97 licensed patent applications pending in jurisdictions outside of the United States that, in many cases, are counterparts to the foregoing U.S. patents and patent applications. For example, these patents and patent applications include claims directed to:

•	selective enrichment of defined T cell subsets;

•	adoptive immunotherapy using defined T cell compositions;

•	proprietary CAR constructs;

•	customized spacer domains for improved tumor recognition;

•	engineered transgene for T cell selection and in vivo ablation;

•	bispecific CARs;

•	armored CARs; and

•	enhanced affinity T cell receptors.

As for the immunotherapy products and processes we develop and commercialize, in the normal course of business, we intend to pursue, when possible, composition, method of use, dosing and formulation patent protection. We may also pursue patent protection with respect to manufacturing and drug development processes and technology. The patents and patent applications outside of the United States in our portfolio are held primarily in Europe, Canada, Japan, and Australia.

Individual patents extend for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained. Generally, patents issued for applications filed in the United States are effective for 20 years from the earliest effective filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The duration of patents outside of the United States varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. Our issued patents will expire on dates ranging from 2015 to 2031. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2022 to 2036. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the field of immunotherapy has emerged in the United States. The patent situation outside of the United States is even more uncertain. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions and enforce our intellectual property rights, and more generally could affect the value of our intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell, or importing products that infringe our intellectual property will depend in part on our success in obtaining and enforcing patent claims that cover our technology, inventions, and improvements. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our products and the methods used to manufacture those products. Moreover, even our issued patents do not guarantee us the right to practice our technology in relation to the commercialization of our products. We have conducted analyses of the patent landscape with respect to our CD19 product candidates, and based on these analyses, we believe we will have freedom to operate with respect to our most advanced CD19 product candidates, by which we mean we believe that we will be able to commercialize them. However, the area of patent and other intellectual property rights in biotechnology is an evolving one with many risks and uncertainties, and third parties may have blocking patents that could be used to prevent us from commercializing our patented product candidates and practicing our proprietary technology. Our issued patents and those that may issue in the future may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing related products or limit the length of the term of patent protection that we may have for our product candidates. In addition, the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies. For these reasons, we may have competition for our product candidates. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any particular product candidate can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

Patent disputes are sometimes interwoven into other business disputes. For example, we are a party in a lawsuit captioned Trustees of the University of Pennsylvania v. St. Jude Children’s Research Hospital, Civil Action No. 2:13-cv-01502-SD (E.D. Penn.), which concerns both a contractual dispute between St. Jude Children’s Research Hospital (“St. Jude”) and the Trustees of the University of Pennsylvania (“Penn”), and a dispute about U.S. Patent No. 8,399,645 (the “’645 Patent”), which St. Jude has exclusively licensed to us. The lawsuit is described in Part I—Item 3—“Legal Proceedings” of this report.

As of March 16, 2015, our registered trademark portfolio currently contains 20 registered trademark applications, consisting of two pending trademark applications in the United States and 18 pending trademark applications in Australia, Canada, China, the EU, India, Japan, Korea, and Singapore, and under the Madrid Protocol. We may also rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets are difficult to protect. We seek to protect our technology and product candidates, in part, by entering into confidentiality agreements with those who have access to our confidential information, including our employees, contractors, consultants, collaborators, and advisors. We also seek to preserve the integrity and confidentiality of our proprietary technology and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems. Although we have confidence in these individuals, organizations, and systems, agreements or security measures may be breached and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or may be independently discovered by competitors. To the extent that our employees, contractors, consultants, collaborators, and advisors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For this and more comprehensive risks related to our proprietary technology, inventions, improvements and products, please see the section captioned “Risks Related to Intellectual Property” in Part I—Item 1A—“Risk Factors” of this report.

Licenses and Third-Party Research Collaborations

Fred Hutchinson Cancer Research Center License and Collaboration Agreement

In October 2013, we entered into a license agreement with FHCRC that grants us an exclusive, worldwide, sublicensable license under certain patent rights, and a non-exclusive, worldwide, sublicensable license under certain technology, to research, develop, manufacture, improve, and commercialize products and processes covered by such patent rights or incorporating such technology for all therapeutic uses for the treatment of human cancer. This agreement was amended and restated in November 2014. The patents and patent applications covered by this agreement are directed, in part, to CAR constructs, including target specific constructs and customized spacer regions, TCR constructs, and their use for immunotherapy. Pursuant to this license agreement, as of March 16, 2015, we have rights to four pending U.S. patent applications, and other patents and patent applications in jurisdictions outside the United States. We paid to FHCRC an upfront payment of $250,000 upon entering into this agreement. We are required to pay to FHCRC an annual maintenance fee of $50,000 for the first four years of the agreement’s term and thereafter minimum annual royalties of $100,000 per year, with such payments reduced by the amount of running royalties paid to FHCRC in the applicable prior year. We may be obligated to pay to FHCRC up to a maximum of $6.75 million per licensed product, which includes JCAR014 and JCAR017, upon our achievement of certain specified clinical and regulatory milestones. In addition, the license agreement provides that we are required to pay to FHCRC low single-digit royalties based on annual net sales of the licensed products by us and by our sublicensees. We are also required to pay to FHCRC a portion of the payments that we receive from sublicensees of the rights licensed to us by FHCRC, on a tiered basis, up to a cap. In addition, we have agreed to use a set amount of these sublicensee payments to support the research and development of licensed products, and if, by the fifth anniversary of the license agreement, we have received at least such amount in sublicensee payments but have spent less than such amount on such research and development activities, we must pay to FHCRC the difference between such set amount and the actual amounts we have spent on such activities.

The license agreement will expire on the later of the expiration of the last to expire of the licensed patents rights covering a licensed product, on a country-by-country basis, or 15 years following the regulatory approval of the first licensed product. We may terminate the agreement at will upon 90 days’ notice, in its entirety, on a country-by-country basis, or with respect to any aspect of any licensed patent. FHCRC has the right to terminate the agreement upon 90 days’ notice in the event of our uncured breach, but upon 45 days’ notice if such breach is of a payment or reporting obligation, and upon written notice if we are more than three days late with any payment obligation on any two occasions within a 12-month period. FHCRC may also terminate the agreement upon 30 days’ written notice if we challenge, or notify FHCRC that we intend to challenge, the validity or enforceability of any of the licensed patent rights, and the agreement will terminate automatically in the event of our bankruptcy or insolvency. Upon termination, but not expiration, of the agreement, we are required, upon FHCRC’s request, to timely enter into good faith negotiations with FHCRC’s future licensees for the purpose of granting licensing rights to our modifications to or improvements upon the licensed patents or technologies.

Also in October 2013, we entered into a collaboration agreement with FHCRC under which we committed to provide to FHCRC aggregate research funding of $8.0 million over a period of six years relating to the research and development of cellular immunotherapy products. The research will be conducted in accordance with a written plan and budget approved by the parties. We have an exclusive option to obtain a royalty-bearing license to intellectual property owned by FHCRC that is developed in connection with the work conducted under the collaboration agreement, such license to be exclusive with respect to patents and patent applications and non- exclusive with respect to any other intellectual property. In addition, FHCRC granted us an exclusive, perpetual, royalty-free, sublicenseable license to any such intellectual property that constitutes an improvement to any process used to manufacture any human cellular and tissue-based collaboration study product, for the development and/or commercialization of cellular immunotherapy products.

The term of the collaboration agreement shall continue for six years from the effective date, unless earlier terminated. Either party may terminate the collaboration agreement, in its entirety or with respect to a particular collaboration project, upon 30 days’ prior written notice in the case of the other party’s uncured material breach. Either we or FHCRC may also terminate upon written notice in the event of the other party’s bankruptcy or insolvency.

In connection with the collaboration agreement in October 2013, we entered into a letter agreement with FHCRC pursuant to which we issued to FHCRC 3,274,998 shares of our common stock and also agreed to make success payments to FHCRC, payable in cash or publicly-traded equity at our discretion. These success payments are based on increases in the per share fair market value of our common stock during the term of the success payment agreement, which is a period of time that begins on the date of our collaboration agreement with FHCRC and ends on the later of: (1) the eighth anniversary of that date and (2) the earlier of (a) the eleventh anniversary of that date and (b) the third anniversary of the first date on which the FDA issues formal written approval for us to market a pharmaceutical or biologic product developed at least in part by our company. Success payments will be owed (if applicable) after measurement of the value of our common stock in connection with the following valuation measurement dates during the term of the success payment agreement: (1) the date on which we complete an initial public offering of our common stock, or our shares otherwise become publicly traded; (2) the date on which we sell, lease, transfer, or exclusively license all or substantially all of our assets to another company; (3) the date on which we merge or consolidate with or into another entity (other than a merger in which our pre-merger stockholders own a majority of the shares of the surviving entity); (4) any date on which ARCH Venture Fund VII, L.P. or C.L. Alaska L.P. transfers a majority of its shares of company capital stock held by it on such date to a third party; (5) the bi-annual anniversary of any event described in the preceding clauses (1), (2), (3) or (4), but only upon a request by FHCRC made within 20 calendar days after receiving written notice from us of such event; and (6) the last day of the term of the success payment agreement. Any success payment will generally be made within 90 days after the applicable valuation measurement date, except that (1) in the case of an initial public offering, the payment will be made on the first anniversary of the closing of our initial public offering (or a 90-day grace period following such anniversary, at our option, if we are contemplating capital market transactions during such grace period), and (2) in the case of a merger or sale of all of our company’s assets, the success payment will be made on the earlier of the 90th day following the transaction or the first date that transaction proceeds are paid to any of our stockholders. In the case of an initial public offering, the value of our common stock will be determined by the average trading price of a share of our common stock over the consecutive 90-day period preceding the date the success payment is made; the value will otherwise be determined either, in the case of a merger or stock sale, by the consideration paid in the transaction for each share of our stock or, in all other cases, by a baseball arbitration process. The amount of a success payment is determined based on whether the value of our common stock meets or exceeds certain specified threshold values ascending from $20.00 per share to $160.00 per share, in each case subject to adjustment for any stock dividend, stock split, combination of shares, or other similar events. Each threshold is associated with a success payment, ascending from $10 million at $20.00 per share to $375 million at $160.00 per share, payable if such threshold is reached. Any previous success payments made to FHCRC are credited against the success payment owed as of any valuation measurement date, so that FHCRC does not receive multiple success payments in connection with the same threshold. The success payments paid to FHCRC will not exceed, in aggregate, $375 million, which would be owed only when the value of the common stock reaches $160.00 per share. In June 2014, we entered into an amendment of the letter agreement with FHCRC to provide that certain indirect costs related to the collaboration projects conducted by FHCRC are fully creditable against any success payments.

Memorial Sloan Kettering License and Research Agreement

In November 2013, we entered into a license agreement with MSK that grants us a worldwide, sublicensable license to certain patent rights and intellectual property rights related to certain know-how to develop, make, and commercialize licensed products and to perform services for all therapeutic and diagnostic uses, which license is exclusive with respect to such patent rights and tangible materials within such know-how, and nonexclusive with respect to such know-how and related intellectual property rights. The patents and patent applications covered by this agreement are directed, in part, to CAR constructs, including bispecific and armored CARs, and their use for immunotherapy. Pursuant to this license agreement, as of March 16, 2015, we have rights to two issued U.S.

patents, one allowed U.S. patent application, one pending U.S. patent application, three pending Patent Cooperation Treaty applications, and other patents and patent applications in jurisdictions outside the United States. Upon entering the agreement, we paid MSK an upfront payment of $6.9 million, and we are required to pay to MSK annual minimum royalties of $100,000 commencing on the fifth anniversary of the license agreement, with such payments creditable against royalties. The license agreement requires us to pay to MSK mid-to-high single-digit royalties based on annual net sales of licensed products or the performance of licensed services by us and our affiliates and sublicensees, which royalty will be reduced in the case of licensed products or services that are not covered by a valid patent in the country in which such products or services are manufactured or commercialized. In addition, if the first product we commercialize contains a chimeric antigen receptor T cell that is not a licensed product under the terms of the agreement, we are required to pay to MSK a below-single-digit royalty on net sales of such product for ten years after the first commercial sale of such product. We may also be obligated to pay to MSK up to a maximum of $6.75 million in clinical and regulatory milestone payments for each licensed product, which includes JCAR015. In addition, we are required to pay to MSK a percentage of certain payments that we receive from sublicensees of the rights licensed to us by MSK, which percentage will be based upon the date we receive such payments, the commitments we make for the development of licensed products under the agreement, or the achievement of certain clinical milestones.

The license agreement will expire, on a country-by-country and licensed-product-by-licensed-product and/or licensed-service-by-licensed-service basis, until the later of the expiration of the last to expire of the patents and patent applications covering such licensed product or service, the expiration of any market exclusivity period granted by a regulatory authority for such licensed product or service in such country, ten years from the first commercial sale of such licensed product or service in such country, or ten years from the first commercial sale of such licensed product or service in such country, where such product or service was never covered by a valid patent or patent application in such country. Upon the expiration of the agreement in any country for a particular licensed product, we will retain a nonexclusive, royalty-free license in such country to the licensed know-how useful to manufacture or commercialize such product. MSK may terminate the license agreement upon 90 days’ notice in the event of our uncured material breach, or upon 30 days’ notice if such breach is of a payment obligation. MSK may also terminate the agreement upon written notice in the event of our bankruptcy or insolvency or our conviction of a felony relating to the licensed products, or if we challenge the validity or enforceability of any licensed patent right. In addition, we have the right to terminate the agreement in its entirety at will upon 30 days’ notice to MSK, but if we have commenced the commercialization of licensed products we can only terminate at will if we cease all development and commercialization of licensed products.

Also in November 2013, we entered into a master sponsored research agreement, which we refer to as the MSRA, with MSK pursuant to which we committed to provide aggregate research funding to MSK of $2.2 million over a period of five years. The research will be conducted in accordance with a written plan and budget approved by the parties. We have an exclusive option to obtain an exclusive, worldwide, royalty-bearing, sublicensable license to intellectual property owned by MSK developed in connection with the work conducted under the MSRA, and an exclusive option to obtain an exclusive, worldwide, sublicensable license to MSK’s interest in any improvements to the intellectual property licensed by us to MSK for conducting a research project. If the exclusive license agreement with MSK described above is still in effect, any such intellectual property licensed by us pursuant to our exercise of either such option shall be included within the rights licensed to us under the exclusive license agreement, although we may agree to additional diligence and other obligations. The term of the MSRA shall continue until the activities set forth in each statement of work entered into under the MSRA are completed. The MSRA may be terminated by either party upon 90 days’ notice in the event of the other party’s uncured material breach. MSK may terminate the MSRA upon 30 days’ notice in the event of our uncured failure to make a payment.

Also in November 2013, we entered into a master clinical study agreement, which we refer to as the MCSA, with MSK pursuant to which we committed to provide aggregate funding to MSK of up to $7.2 million for six clinical studies to be conducted at MSK on our behalf. Each such clinical study will be conducted in accordance with a written plan and budget and protocol approved by the parties. We have an exclusive option to obtain an exclusive, worldwide, royalty-bearing, sublicensable license to intellectual property owned by MSK developed in connection with the work conducted under the MCSA, and an exclusive option to obtain an exclusive, worldwide, sublicensable license to MSK’s interest in any improvements to the intellectual property licensed by us to MSK to conduct any clinical study under the MCSA. If the exclusive license agreement with MSK described above is still in effect, any such intellectual property licensed by us pursuant to our exercise of either such option shall be automatically included within the rights licensed to us under the exclusive license agreement. The MCSA has a term of five years and may be terminated by either party upon 30 days’ notice in the event of the other party’s uncured material breach, or upon written notice in the event of the other party’s bankruptcy or insolvency.

In connection with these arrangements, in November 2013 we entered into a letter agreement with MSK pursuant to which we issued to MSK 500,000 shares of our common stock and agreed to make success payments to MSK, payable in cash or publicly-traded equity at our discretion. These success payments are based on increases in the per share fair market value of our common stock during the term of the success payment agreement, which is a period of time that begins on the date of our research agreement with MSK and ends on the later of (1) the eighth anniversary of that date and (2) the earlier of (a) the 11th anniversary of that date and (b) the third anniversary of the first date on which the FDA issues formal written approval for us to market a pharmaceutical or biologic product developed at least in part by our company. Success payments will be owed (if applicable) after measurement of the value of our common stock in connection with the following valuation measurement dates during the term of the success payment agreement: (1) the date on which we complete an initial public offering of our common stock, or our shares otherwise become publicly traded; (2) the date on which we sell, lease, transfer, or exclusively license all or substantially all of our assets to another company; (3) the date on which we merge or consolidate with or into another entity (other than a merger in which our pre-merger stockholders own a majority of the shares of the surviving entity); (4) any date on which ARCH Venture Fund VII, L.P. or C.L. Alaska L.P. transfers a majority of its shares of company capital stock held by it on such date to a third party; (5) the bi-annual anniversary of any event described in the preceding clauses (1), (2), (3) or (4), but only upon a request by MSK made within 20 calendar days after receiving written notice from us of such event; and (6) the last day of the term of the success payment agreement. Any success payment will generally be made within 90 days after the applicable valuation measurement date, except that (1) in the case of an initial public offering, the payment will be made on the first anniversary of the closing of our initial public offering (or a 90-day grace period following such anniversary, at our option, if we are contemplating capital market transactions during such grace period), and (2) in the case of a merger or sale of all of our company’s assets, the success payment will be made on the earlier of the 90th day following the transaction or the first date that transaction proceeds are paid to any of our stockholders. In the case of an initial public offering, the value of our common stock will be determined by the average trading price of a share of our common stock over the consecutive 90-day period preceding the date the success payment is made; the value will otherwise be determined either, in the case of a merger or stock sale, by the consideration paid in the transaction for each share of our stock or, in all other cases, by a baseball arbitration process. The amount of a success payment is determined based on whether the value of our common stock meets or exceeds certain specified threshold values ascending from $40.00 per share to $120.00 per share, in each case subject to adjustment for any stock dividend, stock split, combination of shares, or other similar events. Each threshold is associated with a success payment, ascending from $10 million at $40.00 per share to $150 million at $120.00 per share, payable if such threshold is reached. Any previous success payments made to MSK are credited against the success payment owed as of any valuation measurement date, so that MSK does not receive multiple success payments in connection with the same threshold. The success payments paid to MSK will not exceed, in aggregate, $150 million, which would be owed only when the value of the common stock reaches $120.00 per share.

Seattle Children’s Research Institute License and Collaboration Agreement

In February 2014, we entered into a license agreement with SCRI that grants to us an exclusive, worldwide, royalty-bearing sublicensable license to certain patent rights to develop, make, and commercialize licensed products and to perform licensed services for all therapeutic, prophylactic, and diagnostic uses. The patents and patent applications covered by this agreement are directed, in part, to regulated transgene expression and CAR constructs, including bispecific CARs and customized spacer regions, and their use for immunotherapy. Pursuant to this license agreement, as of March 16, 2015 we have rights to four pending U.S. patent applications, two pending Patent Cooperation Treaty applications, and other patents and patent applications in jurisdictions outside the United States. Under the terms of the agreement, we paid SCRI an upfront payment of $200,000 and are required to pay to SCRI annual license maintenance fees, creditable against royalties and milestone payments due to SCH, of $50,000 per year for the first five years and $200,000 per year thereafter. Pursuant to the license agreement, we are obligated to pay to SCRI low single-digit royalties based on annual net sales of licensed products and licensed services by us and our affiliates and sublicensees. Based on the progress we make in the advancement of licensed products, including JCAR014 and JCAR017, we may be required to make clinical, regulatory, and commercial milestone payments totaling up to $9 million in the aggregate per licensed product. In addition, we are required to pay to SCRI a percentage of the payments that we receive from sublicensees of certain rights licensed to us by SCRI, up to an aggregate of $15 million, which percentage will be based upon the date we receive such payments and the achievement of certain clinical and regulatory milestones. The term of the license agreement will continue until the expiration or abandonment of all licensed patents and patent applications. We have the right to terminate the agreement at will upon 60 days’ written notice to SCRI. SCRI may terminate the agreement upon 90 days’ notice in the event of our uncured material breach, or upon 30 days’ notice if such breach is of a payment obligation. SCRI may terminate the agreement immediately if we challenge the enforceability, validity, or scope of any licensed patent right or assist a third party to do so. The agreement will terminate immediately in the event of our bankruptcy or insolvency.

Also in February 2014, we entered into a sponsored research agreement with SCRI pursuant to which we committed to provide research funding to SCRI totaling not less than $1.5 million over a period of five years. The research will be conducted in accordance with a written plan and budget approved by the parties. We have an exclusive option to obtain an exclusive license to certain improvements, inventions, and other intellectual property rights owned by SCRI developed in connection with the work conducted under the sponsored research agreement. In some circumstances, we may be required to pay an option exercise fee to SCRI of up to $100,000 per improvement. When improvements provide substantial new functionality or commercial benefit and can be practiced without a license to any of the patents already licensed under the license agreement, we may agree to additional royalties, development milestones, and diligence obligations. The term of the sponsored research agreement continues for five years. SCRI may terminate the agreement for any reason upon 180 days’ notice, or immediately if the principal investigator is unable to continue performing the research and there is no successor acceptable to both parties. Either party may terminate the agreement upon 30 days’ notice in the event of the other party’s uncured material breach.

City of Hope License Agreement

In November 2009, ZetaRx LLC (“ZetaRx”) entered into a license agreement with City of Hope (“COH”) pursuant to which ZetaRx was granted an exclusive, worldwide, royalty-bearing license under certain patent rights to manufacture and commercialize products involving genetically engineered white blood cells for the treatment or prevention of disease in humans. The patents and patent applications covered by this agreement are directed, in part, to CAR constructs, including bispecific CARs and T cell ablation technologies, and their use for immunotherapy. Pursuant to this license agreement, as of March 16, 2015, we have rights to 11 issued U.S. patents, four pending U.S. patent applications, and other patents and patent applications in jurisdictions outside the United States. The license is sublicensable with consent, and our sublicensees cannot grant further sublicenses. This license agreement was assumed by us in connection with our acquisition of certain of ZetaRx’s assets in October 2013. Under the terms of the license agreement, we are required to pay COH an annual license maintenance fee of $25,000, which payment is creditable against any other royalties due for the applicable year. In addition, the license agreement requires us to pay COH low single-digit royalties on annual net sales by us and our sublicensees. In addition, we are required to pay COH a fixed percentage of certain payments we receive from sublicensees of the technology licensed to us by COH.

The license agreement shall expire, on a country-by-country basis, upon the expiration of the last to expire of the patent rights licensed to us in such country. The agreement may be terminated by either party upon 30 days’ prior written notice in the event of the other party’s uncured material breach. In addition, COH may terminate the agreement immediately upon written notice in the event of bankruptcy or insolvency of our company, or if we do not reach certain clinical milestones by certain dates.

St. Jude Children’s Research Hospital Agreement

In December 2013, we entered into an agreement with St. Jude pursuant to which we (1) obtained control over, and are obliged to pursue and defend, St. Jude’s causes of action in a pending litigation in the Eastern District of Pennsylvania, Trustees of the University of Pennsylvania v. St. Jude Children’s Research Hospital, Civil Action No. 2:13-cv-01502-SD (the “Penn litigation”), in which we and St. Jude are each adverse to Penn and Novartis, and (2) acquired an exclusive, worldwide, royalty-bearing license under certain patent rights owned by St. Jude, including the ’645 Patent, to develop, make, and commercialize licensed products and services for all therapeutic, diagnostic, preventative, and palliative uses. The patents and patent applications covered by this agreement are directed, in part, to CAR constructs capable of signaling both a primary and a co-stimulatory pathway. Pursuant to this license agreement, as of March 16, 2015, we have rights to one issued U.S. patent and two pending U.S. patent applications. The Penn litigation concerns both the ’645 Patent and a contractual dispute between St. Jude and Penn. We also obtained settlement authority in the Penn litigation, subject to certain conditions, including St. Jude’s prior written consent, which may not be unreasonably withheld, and the right to a majority of any recovery in the Penn litigation above a certain threshold.

Upon entering into this agreement, we made an initial payment to St. Jude of $25 million. In addition, the agreement requires us to pay St. Jude low single-digit royalties on net sales of licensed products and services. We are also obligated to pay a $100,000 minimum annual royalty for the first two years of the agreement, and a $500,000 minimum royalty thereafter through the term of the agreement. In addition, we are required to make milestone payments of up to an aggregate of $62.5 million upon the achievement of specified clinical, regulatory, and commercialization milestones for licensed products, which includes JCAR014 and JCAR017. In addition, we are required to pay St. Jude a percentage of certain payments we receive from sublicensees of the rights licensed to us by St. Jude or in settlement of litigation with respect to such rights. We are also required to pay a percentage of St. Jude’s reasonable legal fees incurred in connection with the Penn litigation.

The term of the agreement will expire, on a country-by-country basis, upon the expiration of the last to expire of the licensed patents and patent applications in such country. The agreement may be terminated by either party in the event of the other party’s bankruptcy or insolvency, or upon advance written notice in the event of the other party’s uncured breach. We may terminate the agreement at will, in its entirety or with respect to any particular licensed patent or patent application, upon advance written notice to St. Jude.

License Agreements with Fred Hutchinson Cancer Research Center assumed from ZetaRx

We assumed two license agreements with FHCRC in connection with our acquisition of certain of ZetaRx’s assets in October 2013. ZetaRx entered into these license agreements with FHCRC in 2009 (the “2009 FHCRC Agreement”) and 2012 (the “2012 FHCRC Agreement”). These agreements were amended and restated in November 2014. Under each of these license agreements, we received an exclusive, worldwide, sublicensable license under patent and technology rights to make, manufacture, use, and commercialize products (and, under the 2009 FHCRC Agreement only, services) for all fields of use. The patents and patent applications covered by these agreements are directed, in part, to defined T cell compositions and their use for immunotherapy. Pursuant to these license agreements, as of March 16, 2015, we have rights to one issued U.S. patent, three pending U.S. patent applications, and other patents and patent applications in jurisdictions outside the United States. Pursuant to each of the agreements, we are required to pay FHCRC a low single-digit running royalty based on annual net sales of licensed products (and, under the 2009 FHCRC Agreement only, licensed services) by us and by our affiliates and sublicensees. In addition, under each agreement, we are required to pay to FHCRC a minimum annual royalty of $5,000 until we receive FDA approval of a licensed product, and a minimum annual royalty of $20,000 thereafter for the remainder of the applicable agreement term, which payments will be creditable against any running royalties due to FHCRC under the respective license agreements. Under the 2012 FHCRC Agreement, we are required to pay to FHCRC up to an aggregate of $1.35 million upon our achievement of certain clinical and regulatory milestones relating to the licensed products, which includes JCAR014 and JCAR017. In addition, under each of the license agreements, we are required to pay FHCRC a fixed percentage of certain payments that we receive from sublicensees of the rights licensed to us by FHCRC, up to a cap.

Unless earlier terminated, each of these license agreements will expire upon the expiration of the last to expire of the patent rights licensed to us under the respective agreements. Each agreement may be terminated by FHCRC upon 90 days’ written notice if we fail to provide satisfactory written evidence that we have submitted an IND application to the FDA, by June 2015 in the case of the 2009 FHCRC Agreement, and by January 2017 in the case of the 2012 FHCRC Agreement. We have the right to terminate each of the agreements at will, in part or in their entirety, upon 60 days’ written notice to FHCRC. Each of the license agreements may also be terminated by FHCRC in the event of our bankruptcy or insolvency, upon 90 days’ written notice in the event of our uncured material breach, and upon 30 days’ written notice in the event of our uncured breach of a payment or reporting obligation. Upon termination, but not expiration, of either of these license agreements, we must grant to FHCRC a royalty-bearing, non-exclusive, non-sublicensable license with respect to any improvements we make based on the patents or technology licensed to us under the respective agreements.

Royalty and Milestone Obligations for JCAR015, JCAR017, and JCAR014

Under our existing license agreements, our overall royalty burden for net sales of each of JCAR015, JCAR017, and JCAR014 in the United States is less than 10%. We anticipate that the royalty burden will be lower outside of the United States. As of the date of this report, based on our planned manufacturing processes for JCAR015, JCAR017, and JCAR014, the aggregate maximum amount of milestone payments we could be required to make under our existing license and collaboration agreements is $20.5 million, $87.6 million, and $89.8 million for JCAR015, JCAR017, and JCAR014, respectively. Included in the foregoing figures for JCAR015, JCAR017, and JCAR014 are $6.3 million, $70.2 million, and $71.3 million, respectively, in milestone payments that would be paid only for the first product candidate to meet the associated milestone. The amount of overlap among JCAR015, JCAR017, and JCAR014 with respect to milestones that would be paid only for the first product candidate to achieve the associated milestone is $3.4 million for JCAR015 and $70.2 million for each of JCAR017 and JCAR014, such that the combined aggregate maximum amount of milestone payments for JCAR015, JCAR017, and JCAR014 is $125.2 million. Certain milestones would be paid in euros, which have been estimated in U.S. dollars for the foregoing figures based on the exchange rate as of December 31, 2014.

Opus Bio License Agreement

In December 2014, we entered into a license agreement with Opus Bio pursuant to which we were granted an exclusive, worldwide, sublicensable license under certain patent rights and data to research, develop, make, have made, use, have used, sell, have sold, offer to sell, import and otherwise exploit products that incorporate or use engineered T cells directed against CD22 and that are covered by such patent rights or use or incorporate such data. Certain of the licensed patent rights are in-licensed by Opus Bio from the National Institutes of Health (“NIH”). The patents and patent applications covered by this agreement are directed, in part, to various human monoclonal antibodies specific for CD22 and their use in immunotherapy. Pursuant to this license agreement, as of March 16, 2015, we have rights to four issued U.S. patents, two pending U.S. patent applications, one pending Patent Cooperation Treaty application, and other patents and patent applications in jurisdictions outside the United States. The licensed data was generated under an agreement between Opus Bio and the NCI and Opus Bio’s rights to the licensed data are not exclusive. Our rights to such data are therefore exclusive only as between us and Opus, and non-exclusive as between us and third parties, who may license such data from the NCI. Our license from Opus Bio is limited to the field of treating B cell malignancies that express CD22 on their cell surface using CARs containing certain specified antibody binding fragments. Under the agreement, we will be required to use commercially reasonable efforts to research, develop, and commercialize licensed products. Such development must be in accordance with the timelines provided in the license agreement for achievement of certain clinical, regulatory, and commercial benchmarks, and with the development plans set forth in Opus Bio’s agreements with the NIH.

Upon the effectiveness of this license in December 2014, we made an upfront payment to Opus Bio of $20.0 million in cash and issued to Opus Bio 1,602,564 shares of our common stock. Upon our achievement of certain clinical, regulatory, and commercial milestones set forth in the license agreement, we will be obligated to pay Opus Bio additional consideration. The consideration due upon achievement of the first three clinical milestones would consist of additional shares of our common stock in an amount equal to the dollar value specified for the applicable milestone, which is $52.5 million in the aggregate for the three milestones, divided by the greater of $10.92 and the arithmetic average of the daily volume- weighted average price of our common stock on The NASDAQ Global Select Market over the 30 trading days preceding the achievement of the milestone, up to a maximum of 4,807,692 shares in the aggregate (this minimum per share value and maximum number of shares subject, in each case, to adjustment for any stock dividend, stock split, combination of shares, or other similar events). Upon our achievement of any subsequent milestones, we will be obligated to pay Opus Bio cash consideration, which potential milestone payments total $215.0 million in the aggregate. Once certain milestones have been achieved, we will be required to spend at least $2.5 million per year on development and commercialization of licensed products.

The license agreement further provides that we are required to pay to Opus Bio tiered royalties based on annual net sales of licensed products by us and by our sublicensees, at rates ranging from the low-single to mid-single digits. We will also be required to make certain pass-through payments owed by Opus Bio to NIH under its NIH license agreements, including certain patent costs, development and commercial milestones of up to $2.8 million in the aggregate, and low single-digit royalties based on annual net sales.

Our obligations to pay royalties to Opus Bio will expire, on a country-by-country and licensed-product- by-licensed-product basis, upon the later of the expiration of the last-to-expire patent covering such product in such country and the expiration of the period of data protection or market exclusivity or similar protection granted by the regulatory authority in such country for such product. The license agreement will expire on the expiration of our payment obligations to Opus Bio and to the NIH. We may terminate the agreement at will upon 30 days’ prior written notice. Opus Bio has the right to terminate the agreement immediately in the event of our material breach, including our failure to meet certain regulatory, clinical, and commercial deadlines, that remains uncured after a period of notice from Opus Bio, and immediately upon notice in the event of our bankruptcy or insolvency. If we terminate for convenience, or if Opus Bio terminates due to our material breach, then we will be subject to obligations allowing Opus Bio to continue to develop licensed products, including transfer of certain materials and products, transfer of ownership of certain regulatory documents and any approved trademarks or brand names, the assignment of third-party agreements solely related to the licensed products and necessary for the research, development, or commercialization of the licensed products, our continued manufacture of the licensed products, and the grant of certain non-exclusive licenses under certain technology controlled by us. If we terminate the license agreement for convenience and Opus elects to continue to develop the licensed products, then we have the option to resume our rights under the license agreement in exchange for additional payment obligations to Opus.

Competition

The biotechnology and pharmaceutical industries, including in the gene therapy field, are characterized by rapidly advancing technologies, intense competition and a strong emphasis on intellectual property. We face substantial competition from many different sources, including large and specialty pharmaceutical and biotechnology companies, academic research institutions and governmental agencies and public and private research institutions.

In addition to the current standard of care for patients, commercial and academic clinical trials are being pursued by a number of parties in the field of immunotherapy. Early results from these trials have fueled continued interest in immunotherapy and our competitors include:

•	in the CAR space, Novartis / Penn, Kite Pharma / NCI, bluebird bio / Celgene / Baylor, Intrexon / Ziopharm / MD Anderson Cancer Center, Unum, Johnson & Johnson / Transposagen Biopharmaceuticals, and Autolus;

•	in the TCR space, Adaptimmune / GlaxoSmithKline and Kite Pharma / NCI; and

•	in the cell therapy space, Cellectis / Pfizer.

We face competition from non-cell based treatments offered by companies such as Amgen, AstraZeneca, Bristol-Myers, Incyte, Merck, and Roche. For instance, the FDA recently granted accelerated approval to Amgen’s blinotumomab for the treatment of r/r ALL, and that product has demonstrated a complete remission rate of approximately 40% in clinical trials. Immunotherapy is further being pursued by several biotech companies as well as by large-cap pharma. Many of our current or potential competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and gene therapy industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. The key competitive factors affecting the success of all of our programs are likely to be their efficacy, safety, and convenience.

Government Regulation

The FDA and other regulatory authorities at federal, state, and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring, and post-approval reporting of biologics such as those we are developing. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources.

The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices (“GLP”) regulation;

•	submission to the FDA of an IND which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;

•	approval by an independent Institutional Review Board (“IRB”) or ethics committee at each clinical site before the trial is commenced;

•	performance of adequate and well-controlled human clinical trials to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;

•	preparation of and submission to the FDA of a BLA after completion of all pivotal clinical trials;

•	satisfactory completion of an FDA Advisory Committee review, if applicable;

•	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;

•	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMP and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigations to assess compliance with current Good Clinical Practices (“cGCP”); and

•	FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States, which must be updated annually when significant changes are made.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all. Prior to beginning the first clinical trial with a product candidate, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

When a trial using genetically engineered cells is conducted at, or sponsored by, institutions receiving NIH funding for recombinant DNA research, prior to the submission of an IND to the FDA, a protocol and related documentation is submitted to and the study is registered with the NIH Office of Biotechnology Activities (“OBA”) pursuant to the NIH Guidelines for Research Involving Recombinant DNA Molecules (“NIH Guidelines”). Compliance with the NIH Guidelines is mandatory for investigators at institutions receiving NIH funds for research involving recombinant DNA, and many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. The NIH is responsible for convening the Recombinant DNA Advisory Committee (“RAC”), a federal advisory committee that discusses protocols that raise novel or particularly important scientific, safety, or ethical considerations at one of its quarterly public meetings. The OBA will notify the FDA of the RAC’s decision regarding the necessity for full public review of a protocol. RAC proceedings and reports are posted to the OBA web site and may be accessed by the public. If the FDA allows the IND to proceed, but the RAC decides that full public review of the protocol is warranted, the FDA will request at the completion of its IND review that sponsors delay initiation of the protocol until after completion of the RAC review process.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with cGCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site, and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

For purposes of BLA approval, human clinical trials are typically conducted in three sequential phases that may overlap.

•	Phase I—The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.

•	Phase II—The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase II clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase III clinical trials.

•	Phase III—The investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

•	Phase IV—In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so- called Phase IV studies may be made a condition to approval of the BLA.

Phase I, Phase II and Phase III testing may not be completed successfully within a specified period, if at all, and there can be no assurance that the data collected will support FDA approval or licensure of the product. Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate, and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product, or for biologics, the safety, purity and potency. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

BLA Submission and Review by the FDA

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must include all relevant data available from pertinent preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including studies initiated by investigators. The submission of a BLA requires payment of a substantial User Fee to FDA, and the sponsor of an approved BLA is also subject to annual product and establishment user fees. These fees are typically increased annually. A waiver of user fees may be obtained under certain limited circumstances.

Once a BLA has been submitted, the FDA’s goal is to review the application within ten months after it accepts the application for filing, or, if the application relates to an unmet medical need in a serious or life-threatening indication, six months after the FDA accepts the application for filing. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may convene an advisory committee to provide clinical insight on application review questions. Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with cGCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

The testing and approval process requires substantial time, effort and financial resources, and each may take several years to complete. The FDA may not grant approval on a timely basis, or at all, and we may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing our products. After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter may request additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy (“REMS”) plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing regulatory standards is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

A sponsor may seek approval of its product candidate under programs designed to accelerate FDA’s review and approval of new drugs and biological products that meet certain criteria. Specifically, new drugs and biological products are eligible for fast track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. For a fast track product, the FDA may consider sections of the BLA for review on a rolling basis before the complete application is submitted if relevant criteria are met. A fast track designated product candidate may also qualify for priority review, under which the FDA sets the target date for FDA action on the BLA at six months after the FDA accepts the application for filing. Priority review is granted when there is evidence that the proposed product would be a significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of a serious condition. If criteria are not met for priority review, the application is subject to the standard FDA review period of 10 months after FDA accepts the application for filing. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

Under the accelerated approval program, the FDA may approve a BLA on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Post-marketing studies or completion of ongoing studies after marketing approval are generally required to verify the biologic’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. In addition, the Food and Drug Administration Safety and Innovation Act (“FDASIA”), which was enacted and signed into law in 2012, established the new breakthrough therapy designation. A sponsor may seek FDA designation of its product candidate as a breakthrough therapy if the product candidate is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Sponsors may request the FDA to designate a breakthrough therapy at the time of or any time after the submission of an IND, but ideally before an end-of-phase II meeting with FDA. If the FDA designates a breakthrough therapy, it may take actions appropriate to expedite the development and review of the application, which may include holding meetings with the sponsor and the review team throughout the development of the therapy; providing timely advice to, and interactive communication with, the sponsor regarding the development of the drug to ensure that the development program to gather the nonclinical and clinical data necessary for approval is as efficient as practicable; involving senior managers and experienced review staff, as appropriate, in a collaborative, cross-disciplinary review; assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor; and considering alternative clinical trial designs when scientifically appropriate, which may result in smaller trials or more efficient trials that require less time to complete and may minimize the number of patients exposed to a potentially less efficacious treatment. Breakthrough designation also allows the sponsor to file sections of the BLA for review on a rolling basis. We plan to seek designation as a breakthrough therapy for some or all of our CD19 product candidates, as qualification permits. Our collaborator MSK obtained breakthrough therapy designation for JCAR015 for r/r ALL, but we will have to seek such designation separately under our own IND.

Fast Track designation, priority review and breakthrough therapy designation do not change the standards for approval but may expedite the development or approval process.

Orphan Drugs

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 individuals in the United States and when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the generic identify of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA.

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application user fee.

A designated orphan drug many not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. We plan to seek orphan drug designation for some or all of our CD19 product candidates in specific orphan indications in which there is a medically plausible basis for the use of these products. We have obtained orphan drug designation for each of JCAR015 and JCAR014 for the treatment of ALL.

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. We cannot be certain that we or our present or future suppliers will be able to comply with the cGMP regulations and other FDA regulatory requirements. If our present or future suppliers are not able to comply with these requirements, the FDA may, among other things, halt our clinical trials, require us to recall a product from distribution, or withdraw approval of the BLA.

We rely, and expect to continue to rely, on third parties for the production of clinical quantities of our product candidates, and expect to rely in the future on third parties for the production of commercial quantities. Future FDA and state inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of previously unknown problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved BLA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action that could delay or prohibit further marketing.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•	fines, warning letters or holds on post-approval clinical studies;

•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products; or

•	injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of biologics. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

Other Healthcare Laws and Compliance Requirements

Our sales, promotion, medical education and other activities following product approval will be subject to regulation by numerous regulatory and law enforcement authorities in the United States in addition to FDA, including potentially the Federal Trade Commission, the Department of Justice, the Centers for Medicare and Medicaid Services, other divisions of the Department of Health and Human Services and state and local governments. Our promotional and scientific/educational programs must comply with the federal Anti-Kickback Statute, the Foreign Corrupt Practices Act, the False Claims Act, the Veterans Health Care Act, physician payment transparency laws, privacy laws, security laws, and additional state laws similar to the foregoing.

The federal Anti-Kickback Statute prohibits, among other things, the offer, receipt, or payment of remuneration in exchange for or to induce the referral of patients or the use of products or services that would be paid for in whole or part by Medicare, Medicaid or other federal health care programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced price items and services. The government has enforced the Anti-Kickback Statute to reach large settlements with healthcare companies based on sham research or consulting and other financial arrangements with physicians. Further, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Many states have similar laws that apply to their state health care programs as well as private payors.

The False Claims Act (“FCA”), imposes liability on persons who, among other things, present or cause to be presented false or fraudulent claims for payment by a federal health care program. The FCA has been used to prosecute persons submitting claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. Actions under the FCA may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the FCA can result in significant monetary penalties and treble damages. The federal government is using the FCA, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the country, for example, in connection with the promotion of products for unapproved uses and other sales and marketing practices. The government has obtained multi-million and multibillion dollar settlements under the FCA in addition to individual criminal convictions under applicable criminal statutes. In addition, companies have been forced to implement extensive corrective action plans, and have often become subject to consent decrees or corporate integrity agreements, restricting the manner in which they conduct their business. The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) also created federal criminal statutes that prohibit, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Affordable Care Act”), among other things, imposed new reporting requirements on drug manufacturers for payments or other transfers of value made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers were required to begin collecting data on August 1, 2013 and submit reports on aggregate payment data to the government for the first reporting period (August 1, 2013 – December 31, 2013) by March 31, 2014, and were required to report detailed payment data and submit legal attestation to the accuracy of such data by June 30, 2014. Thereafter, drug manufacturers must submit reports by the 90th day of each subsequent calendar year. Certain states also mandate implementation of commercial compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians and other healthcare professionals.

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology and Clinical Health Act (“HITECH”), and their respective implementing regulations, including the final omnibus rule published on January 25, 2013, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect.

If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to operate our business and our financial results.

Also, the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. We cannot assure you that our internal control policies and procedures will protect us from reckless or negligent acts committed by our employees, future distributors, partners, collaborators or agents. Violations of these laws, or allegations of such violations, could result in fines, penalties or prosecution and have a negative impact on our business, results of operations and reputation.

Coverage and Reimbursement

Sales of pharmaceutical products depend significantly on the availability of third-party coverage and reimbursement. Third-party payors include government health administrative authorities, managed care providers, private health insurers and other organizations. Although we currently believe that third-party payors will provide coverage and reimbursement for our product candidates, if approved, these third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct expensive clinical studies to demonstrate the comparative cost-effectiveness of our products. The product candidates that we develop may not be considered cost-effective. It is time consuming and expensive for us to seek coverage and reimbursement from third-party payors. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.

Healthcare Reform

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

By way of example, in March 2010, the Affordable Care Act was signed into law, intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Among the provisions of the Affordable Care Act of importance to our potential drug candidates are:

•	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;

•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, which will remain in effect through 2024 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

We expect that the Affordable Care Act, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products to the extent we choose to develop or sell any products outside of the United States. The approval process varies from country to country and the time may be longer or shorter than that required to obtain FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

In the EU, member states require both regulatory clearances by the national competent authority and a favorable ethics committee opinion prior to the commencement of a clinical trial. Under the EU regulatory systems, marketing authorization applications may be submitted under either a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all EU member states. It is compulsory for medicines produced by certain biotechnological processes. Because our products are produced in that way, we would be subject to the centralized process. Under the centralized procedure, pharmaceutical companies submit a single marketing authorization application to the European Medicines Agency (“EMA”). Once granted by the European Commission, a centralized marketing authorization is valid in all EU member states, as well as the European Economic Area countries Iceland, Liechtenstein and Norway. By law, a company can only start to market a medicine once it has received a marketing authorization.

Employees

As of December 31, 2014, we had 95 employees. Substantially all of our employees are in Seattle, Washington. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We consider our employee relations to be good.

Research and Development

Our research and development costs were $204.5 million and $46.2 million for the year ended December 31, 2014 and for the period from August 5, 2013 to December 31, 2013, respectively. See Part II—Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report for additional detail regarding our research and development activities.

Geographic Information

All of our long-lived assets are located in the United States and we derive no revenues from outside the United States.

Financial Information about Segments

We operate in one business segment. See Note 2 to our audited financial statements included in this report. For financial information regarding our business, see Part II—Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and our audited financial statements and related notes included elsewhere in this report.

About Juno

Juno was incorporated in Delaware on August 5, 2013. Our principal executive offices are located at 307 Westlake Avenue North, Suite 300, Seattle, Washington 98109. Our telephone number is (206) 582-1600. Our website address is www.junotherapeutics.com. Information contained on the website is not incorporated by reference into this report, and should not be considered to be part of this report.

We use Juno Therapeutics®, the Juno Therapeutics logo, and other marks as trademarks in the United States and other countries. This report contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

Available Information

We file electronically with the Securities and Exchange Commission (“SEC”) our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We make available on our website at www.junotherapeutics.com, free of charge, copies of these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov. The information in or accessible through the SEC and our website are not incorporated into, and are not considered part of, this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Item 1A.	RISK FACTORS

The following section includes the most significant factors that may adversely affect our business and operations. You should carefully consider the risks and uncertainties described below and all information contained in this report, including our financial statements and the related notes and Part II—Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Our Business and Industry

We are a clinical-stage company and have a very limited operating history, which may make it difficult to evaluate our current business and predict our future performance.

We are a clinical-stage biopharmaceutical company that was recently formed in August 2013. We have no products approved for commercial sale and have not generated any revenue. We are focused on developing products that use human cells as therapeutic entities and, although there have been significant advances in cell- based immunotherapy, our T cell technologies are new and largely unproven. Our limited operating history, particularly in light of the rapidly evolving cancer immunotherapy field, may make it difficult to evaluate our current business and predict our future performance. Our very short history as an operating company makes any assessment of our future success or viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage companies in rapidly evolving fields. If we do not address these risks successfully, our business will suffer.

We have incurred net losses in each period since our inception and anticipate that we will continue to incur net losses in the future.

We are not profitable and have incurred losses in each period since our inception. For the year ended December 31, 2014, we reported a net loss of $243.4 million. For the period from August 5, 2013 to December 31, 2013, we reported a net loss of $51.8 million. As of December 31, 2014, we had an accumulated deficit of $346.3 million, of which $84.9 million represents the portion of the estimated success payment liability attributable to the elapsed service period; $84.1 million is comprised of an upfront fee to acquire technology related to JCAR018, $64.1 million of which was paid through the issuance of common stock; $51.1 million of deemed dividends on our convertible preferred stock; and $10.7 million of expense associated with our convertible preferred stock options. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our product candidates, scale-up manufacturing capabilities and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems.

A critical aspect of our strategy is to invest significantly in our technology platform to improve the efficacy and safety of our product candidates. Even if we succeed in commercializing one or more of these product candidates, we will continue to incur losses for the foreseeable future relating to our substantial research and development expenditures to develop our technologies. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Further, the net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period to period comparison of our results of operations may not be a good indication of our future performance.

We have never generated any revenue from product sales and our ability to generate revenue from product sales and become profitable depends significantly on our success in a number of factors.

We have no products approved for commercial sale, have not generated any revenue from product sales, and do not anticipate generating any revenue from product sales until some time after we have received regulatory approval for the commercial sale of a product candidate. Our ability to generate revenue and achieve profitability depends significantly on our success in many factors, including:

•	completing research regarding, and nonclinical and clinical development of, our product candidates;

•	obtaining regulatory approvals and marketing authorizations for product candidates for which we complete clinical studies;

•	developing a sustainable and scalable manufacturing process for our product candidates, including establishing and maintaining commercially viable supply relationships with third parties and establishing our own manufacturing capabilities and infrastructure;

•	launching and commercializing product candidates for which we obtain regulatory approvals and marketing authorizations, either directly or with a collaborator or distributor;

•	obtaining market acceptance of our product candidates as viable treatment options;

•	addressing any competing technological and market developments;

•	identifying, assessing, acquiring and/or developing new product candidates;

•	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter;

•	maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how; and

•	attracting, hiring, and retaining qualified personnel.

Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, or other regulatory agencies, domestic or foreign, to change our manufacturing processes or assays, or to perform clinical, nonclinical, or other types of studies in addition to those that we currently anticipate. If we are successful in obtaining regulatory approvals to market one or more of our product candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the ability to get reimbursement at any price, and whether we own the commercial rights for that territory. If the number of our addressable disease patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved. If we are not able to generate revenue from the sale of any approved products, we may never become profitable.

If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our product candidates.

Our operations have required substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the clinical development of our product candidates, including our planned clinical trials for our CD19 product candidates. If approved, we will require significant additional amounts in order to launch and commercialize our product candidates.

As of December 31, 2014, we had $474.1 million in cash, cash equivalents and marketable securities. We believe that our existing cash, cash equivalents and marketable securities, will be sufficient to fund our operations for at least the next 12 months. However, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and commercialization of our product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

We cannot be certain that additional funding will be available on acceptable terms, or at all. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Our license and collaboration agreements may also be terminated if we are unable to meet the payment obligations under the agreements. We could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

Our technology platform, including our CAR and high-affinity TCR technologies are new approaches to cancer treatment that present significant challenges.

We have concentrated our research and development efforts on T cell immunotherapy technology, and our future success is highly dependent on the successful development of T cell immunotherapies in general and our CAR and TCR technologies and product candidates in particular. Our approach to cancer treatment aims to alter T cells ex vivo through genetic modification using certain viruses designed to reengineer the T cells to recognize specific proteins on the surface or inside cancer cells. Because this is a new approach to cancer immunotherapy and cancer treatment generally, developing and commercializing our product candidates subjects us to a number of challenges, including:

•	obtaining regulatory approval from the FDA and other regulatory authorities that have very limited experience with the commercial development of genetically modified T cell therapies for cancer;

•	developing and deploying consistent and reliable processes for engineering a patient’s T cells ex vivo and infusing the engineered T cells back into the patient;

•	conditioning patients with chemotherapy in conjunction with delivering each of our products, which may increase the risk of adverse side effects of our products;

•	educating medical personnel regarding the potential side effect profile of each of our products, such as the potential adverse side effects related to cytokine release;

•	developing processes for the safe administration of these products, including long-term follow-up for all patients who receive our product candidates;

•	sourcing clinical and, if approved, commercial supplies for the materials used to manufacture and process our product candidates;

•	developing a manufacturing process and distribution network with a cost of goods that allows for an attractive return on investment;

•	establishing sales and marketing capabilities after obtaining any regulatory approval to gain market acceptance; and

•	developing therapies for types of cancers beyond those addressed by our current product candidates.

We cannot be sure that our T cell immunotherapy technologies will yield satisfactory products that are safe and effective, scalable, or profitable.

Additionally, because our technology involves the genetic modification of patient cells ex vivo using a virus, we are subject to many of the challenges and risks that gene therapies face, including:

•	Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. To date, no products that involve the genetic modification of patient cells have been approved in the United States and only one has been approved in the EU.

•	Genetically modified products in the event of improper insertion of a gene sequence into a patient’s chromosome could lead to lymphoma, leukemia or other cancers, or other aberrantly functioning cells.

•	Although our viral vectors are not able to replicate, there is a risk with the use of retroviral or lentiviral vectors that they could lead to new or reactivated pathogenic strains of virus or other infectious diseases.

•	The FDA recommends a 15 year follow-up observation period for all patients who receive treatment using gene therapies, and we may need to adopt such an observation period for our product candidates.

•	Clinical trials using genetically modified cells conducted at institutions that receive funding for recombinant DNA research from the NIH, are subject to review by the RAC. Although the FDA decides whether individual protocols may proceed, the RAC review process can impede the initiation of a clinical trial, even if the FDA has reviewed the study and approved its initiation.

Moreover, public perception of therapy safety issues, including adoption of new therapeutics or novel approaches to treatment, may adversely influence the willingness of subjects to participate in clinical trials, or if approved, of physicians to subscribe to the novel treatment mechanics. Physicians, hospitals and third-party payors often are slow to adopt new products, technologies and treatment practices that require additional upfront costs and training. Physicians may not be willing to undergo training to adopt this novel and personalized therapy, may decide the therapy is too complex to adopt without appropriate training and may choose not to administer the therapy. Based on these and other factors, hospitals and payors may decide that the benefits of this new therapy do not or will not outweigh its costs.

Our near term ability to generate product revenue is dependent on the success of one or more of our CD19 product candidates, each of which are at an early-stage of development and will require significant additional clinical testing before we can seek regulatory approval and begin commercial sales.

Our near term ability to generate product revenue is highly dependent on our ability to obtain regulatory approval of and successfully commercialize one or more of our CD19 product candidates. Like all of our product candidates, JCAR015, JCAR017, and JCAR014 are in the early stages of development and will require additional clinical and nonclinical development, regulatory review and approval in each jurisdiction in which we intend to market the products, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts before we can generate any revenue from product sales. To date, our most advanced product candidates, JCAR015, JCAR017, and JCAR014, have been tested in fewer than 150 patients in the aggregate. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety, purity, and potency of the product candidates in humans. We cannot be certain that any of our product candidates will be successful in clinical studies and they may not receive regulatory approval even if they are successful in clinical studies.

In addition, because JCAR015, JCAR017, and JCAR014 are our most advanced product candidates, and because our other product candidates are based on similar technology, if JCAR015, JCAR017, or JCAR014 encounter safety or efficacy problems, developmental delays, regulatory issues, or other problems, our development plans and business could be significantly harmed. Further, competitors who are developing products with similar technology may experience problems with their products that could identify problems that would potentially harm our business.

Third parties have sponsored and conducted all clinical trials of our CD19 product candidates and other product candidates so far, and our ability to influence the design and conduct of such trials has been limited. We plan to assume control over the future clinical and regulatory development of JCAR015 and JCAR017, and may do so for other product candidates, which will entail additional expenses and may be subject to delay. Any failure by a third party to meet its obligations with respect to the clinical and regulatory development of our product candidates may delay or impair our ability to obtain regulatory approval for our products and result in liability for our company.

To date, we have not sponsored any clinical trials relating to our CD19 product candidates or other product candidates. Instead, faculty members at our third-party research institution collaborators, or those institutions themselves, have sponsored all clinical trials relating to these product candidates, in each case under their own INDs. We plan to assume control of the overall clinical and regulatory development of JCAR015 and JCAR017 for future clinical trials and obtain sponsorship of the INDs or file new Juno-sponsored INDs. Failure to obtain, or delays in obtaining, sponsorship of INDs or in filing new Juno-sponsored INDs for these or any other product candidates we determine to advance could negatively affect the timing of our potential future clinical trials. Such an impact on timing could increase research and development costs and could delay or prevent obtaining regulatory approval for our most advanced product candidates, either of which could have a material adverse effect on our business.

Further, even in the event that the IND sponsorship is obtained for existing and new INDs, we did not control the design or conduct of the previous trials. It is possible that the FDA will not accept these previous trials as providing adequate support for future clinical trials, whether controlled by us or third parties, for any of one or more reasons, including the safety, purity, and potency of the product candidate, the degree of product characterization, elements of the design or execution of the previous trials or safety concerns, or other trial results. We may also be subject to liabilities arising from any treatment-related injuries or adverse effects in patients enrolled in these previous trials. As a result, we may be subject to unforeseen third-party claims and delays in our potential future clinical trials. We may also be required to repeat in whole or in part clinical trials previously conducted by our third-party research institution collaborators, which will be expensive and delay the submission and licensure or other regulatory approvals with respect to any of our product candidates. Any such delay or liability could have a material adverse effect on our business.

Moreover, although we plan to assume control of the overall clinical and regulatory development of JCAR015 and JCAR017 going forward, we have so far been dependent on contractual arrangements with our third-party research institution collaborators and will continue to be until we assume control. We also expect to be dependent on our contractual arrangements with third-party research institution collaborators for ongoing and planned trials for our other product candidates until we determine to assume control of the clinical and regulatory development of those candidates. Such arrangements provide us certain information rights with respect to the previous, planned, or ongoing trials, including access to and the ability to use and reference the data, including for our own regulatory filings, resulting from such trials. If these obligations are breached by our third-party research institution collaborators, or if the data prove to be inadequate compared to the first-hand knowledge we might have gained had the completed trials been Juno-sponsored trials, then our ability to design and conduct our planned corporate-sponsored clinical trials may be adversely affected. Additionally, the FDA may disagree with the sufficiency of our right to reference the preclinical, manufacturing, or clinical data generated by these prior investigator-sponsored trials, or our interpretation of preclinical, manufacturing, or clinical data from these clinical trials. If so, the FDA may require us to obtain and submit additional preclinical, manufacturing, or clinical data before we may begin our planned trials and/or may not accept such additional data as adequate to begin our planned trials.

We may encounter substantial delays in our clinical trials, or may not be able to conduct our trials on the timelines we expect.

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. We expect that the early clinical work performed by our third-party research institution collaborators will help support the filing with the FDA of multiple INDs for product candidates in the next five years. However, we cannot be sure that we will be able to submit INDs at this rate, and we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin. Moreover, even if these trials begin, issues may arise that could suspend or terminate such clinical trials. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely completion of clinical development include:

•	inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation of clinical studies;

•	delays in sufficiently developing, characterizing, or controlling a manufacturing process suitable for advanced clinical trials;

•	delays in reaching a consensus with regulatory agencies on study design;

•	the FDA may not allow us to use the clinical trial data from a research institution to support an IND if we cannot demonstrate the comparability of our product candidates with the product candidate used by the relevant research institution in its clinical studies;

•	delays in reaching agreement on acceptable terms with prospective contract research organizations (“CROs”) and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites;

•	delays in obtaining required IRB approval at each clinical study site;

•	imposition of a temporary or permanent clinical hold by regulatory agencies for a number of reasons, including after review of an IND application or amendment, or equivalent application or amendment; as a result of a new safety finding that presents unreasonable risk to clinical trial participants; a negative finding from an inspection of our clinical study operations or study sites; developments on trials conducted by competitors for related technology that raises FDA concerns about risk to patients of the technology broadly; or if FDA finds that the investigational protocol or plan is clearly deficient to meet its stated objectives;

•	delays in recruiting suitable patients to participate in our clinical studies;

•	difficulty collaborating with patient groups and investigators;

•	failure by our CROs, other third parties, or us to adhere to clinical study requirements;

•	failure to perform in accordance with the FDA’s cGCP requirements, or applicable regulatory guidelines in other countries;

•	delays in having patients complete participation in a study or return for post-treatment follow-up;

•	patients dropping out of a study;

•	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;

•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;

•	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;

•	the cost of clinical studies of our product candidates being greater than we anticipate;

•	clinical studies of our product candidates producing negative or inconclusive results, which may result in our deciding, or regulators requiring us, to conduct additional clinical studies or abandon product development programs;

•	transfer of manufacturing processes from our academic collaborators to larger-scale facilities operated by either a CMO or by us, and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process; and

•	delays in manufacturing, testing, releasing, validating, or importing/exporting sufficient stable quantities of our product candidates for use in clinical studies or the inability to do any of the foregoing.

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required to or we may elect to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical study delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

The FDA or comparable foreign regulatory authorities may disagree with our regulatory plans, including our plans to seek accelerated approval, and we may fail to obtain regulatory approval of our product candidates.

We plan to begin a Phase II trial in adult relapsed/refractory ALL in mid-2015 with JCAR015. We also plan to begin a Phase I/II trial in adult relapsed/refractory NHL in 2015 with JCAR017, with the potential to move to a registration trial in 2016 or 2017. We intend to conduct each of these clinical trials in the United States. If the results of these trials are sufficiently compelling, we intend to discuss with the FDA filing BLAs for accelerated approval of such CD19 product candidates as a treatment for patients who are refractory to currently approved treatments in these indications.

The FDA standard for regular approval of a biologic generally requires two well-controlled Phase III studies or one large and robust, well-controlled Phase III study in the patient population being studied that provides substantial evidence that a biologic is safe, pure and potent. Phase III clinical studies typically involve hundreds of patients, have significant costs and take years to complete. However, product candidates studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA may require a sponsor of a drug or biologic receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug or biologic may be subject to withdrawal procedures by the FDA that are more accelerated than those available for regular approvals. We believe our accelerated approval strategy is warranted given the currently limited alternative therapies for patients with relapsed/refractory ALL and relapsed/refractory NHL, but the FDA may not agree. The FDA may ultimately require one or multiple Phase III clinical trials prior to approval, particularly because our product candidates are novel and personalized treatments.

As part of its marketing authorization process, the EMA may grant marketing authorizations on the basis of less complete data than is normally required, when, for certain categories of medicinal products, doing so may meet unmet medical needs of patients and serve the interest of public health. In such cases, it is possible for the Committee for Medicinal Products for Human Use (“CHMP”) to recommend the granting of a marketing authorization, subject to certain specific obligations to be reviewed annually, which is referred to as a conditional marketing authorization. This may apply to medicinal products for human use that fall under the jurisdiction of the EMA, including those that aim at the treatment, the prevention, or the medical diagnosis of seriously debilitating diseases or life-threatening diseases and those designated as orphan medicinal products.

A conditional marketing authorization may be granted when the CHMP finds that, although comprehensive clinical data referring to the safety and efficacy of the medicinal product have not been supplied, all the following requirements are met:

•	the risk-benefit balance of the medicinal product is positive;

•	it is likely that the applicant will be in a position to provide the comprehensive clinical data;

•	unmet medical needs will be fulfilled; and

•	the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required.

The granting of a conditional marketing authorization is restricted to situations in which only the clinical part of the application is not yet fully complete. Incomplete nonclinical or quality data may only be accepted if duly justified and only in the case of a product intended to be used in emergency situations in response to public-health threats.

Conditional marketing authorizations are valid for one year, on a renewable basis. The holder will be required to complete ongoing studies or to conduct new studies with a view to confirming that the benefit-risk balance is positive. In addition, specific obligations may be imposed in relation to the collection of pharmacovigilance data.

The granting of a conditional marketing authorization will allow medicines to reach patients with unmet medical needs earlier than might otherwise be the case and will ensure that additional data on a product are generated, submitted, assessed and acted upon. Although we may seek a conditional marketing authorization for one or more of our product candidates by the EMA, the EMA or CHMP may ultimately not agree that the requirements for such conditional marketing authorization have been satisfied.

Our clinical trial results may also not support approval, whether accelerated approval, conditional marketing authorizations, or regular approval. The results of preclinical and clinical studies may not be predictive of the results of later-stage clinical trials, and product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through preclinical studies and initial clinical trials. In addition, our product candidates could fail to receive regulatory approval for many reasons, including the following:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•	the population studied in the clinical program may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;

•	we may be unable to demonstrate that our product candidates’ risk-benefit ratios for their proposed indications are acceptable;

•	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

•	we may be unable to demonstrate that the clinical and other benefits of our product candidates outweigh their safety risks;

•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•	the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;

•	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes, our own manufacturing facilities, or a third-party manufacturer’s facilities with which we contract for clinical and commercial supplies; and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

Further, failure to obtain approval for any of the above reasons may be made more likely by the fact that the FDA and other regulatory authorities have very limited experience with commercial development of genetically engineered T cell therapies for cancer. Failure to obtain regulatory approval to market any of our product candidates would significantly harm our business, results of operations, and prospects.

Our clinical trials may fail to demonstrate adequately the safety and efficacy of our product candidates, which would prevent or delay regulatory approval and commercialization.

The clinical trials of our product candidates are, and the manufacturing and marketing of our products will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. In particular, because our product candidates are subject to regulation as biological drug products, we will need to demonstrate that they are safe, pure, and potent for use in their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use. The risk/benefit profile required for product licensure will vary depending on these factors and may include not only the ability to show tumor shrinkage, but also adequate duration of response, a delay in the progression of the disease, and/or an improvement in survival. For example, response rates from the use of our product candidates may not be sufficient to obtain regulatory approval unless we can also show an adequate duration of response. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. The results of studies in one set of patients or line of treatment may not be predictive of those obtained in another. We expect there may be greater variability in results for products processed and administered on a patient-by-patient basis, as anticipated for our product candidates, than for “off-the-shelf” products, like many other drugs. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization.

Data from studies conducted by the third-party research institutions that are our collaboration partners, FHCRC, MSK, and SCRI, should not be relied upon as evidence that later or larger- scale clinical trials will succeed. Some future trials may have different patient populations than current studies and will test our product candidates in different indications, among other differences. In addition, our proposed manufacturing processes for our CD19 product candidates include what we believe will be process improvements that are not part of the production processes that are currently being used in the clinical trials being conducted by the research institutions. Accordingly, our results with our CD19 product candidates may not be consistent with the results of the clinical trials being conducted by our research institute collaborators.

In addition, even if such trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.

Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential, or result in significant negative consequences.

As with most biological drug products, use of our product candidates could be associated with side effects or adverse events which can vary in severity from minor reactions to death and in frequency from infrequent to prevalent. Undesirable side effects or unacceptable toxicities caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical trials. We have seen sCRS in patients with ALL using each of JCAR015, JCAR017, and JCAR014. sCRS is a condition that, by convention, and for our JCAR015 and JCAR017 trials, is currently defined clinically by certain side effects, which can include hypotension, or low blood pressure, and confusion or other central nervous system side effects, related to the release of inflammatory proteins in the body as the CAR T cells rapidly multiply in the presence of the target tumor protein, when such side effects are serious enough to lead to intensive care unit care with mechanical ventilation or significant vasopressor support. For the JCAR014 trial, sCRS is defined as certain side effects, which can include hypotension, confusion, or other central nervous system side effects, when such side effects are CTCAE grade 3 or higher. As of a data cutoff date of November 14, 2014, in the JCAR015 trial being conducted by MSK in patients with r/r ALL, approximately 18% of 28 adult r/r ALL patients experienced sCRS, with a rate of 0% in patients with minimal residual disease and 33% in patients with morphologic disease. We define minimal residual disease as the presence of no more than 5% lymphoblasts in a patient’s bone marrow and morphologic disease as more than 5% lymphoblasts in a patient’s bone marrow. As of a data cutoff date of November 26, 2014, in the JCAR017 trial being conducted by SCRI in pediatric patients with r/r ALL, approximately 23% of 13 patients experienced sCRS. As presented at the ASH meeting in December 2014, in the JCAR014 trial in advanced B cell malignancies, 23% of 13 adult r/r ALL patients experienced sCRS. Additionally, there have been two deaths in patients treated with JCAR015 that we believe were either directly or indirectly related to sCRS, which resulted in the FDA placing the trial on clinical hold. One of those patients had a history of Class III congestive heart failure and experienced severe hypotension, or low blood pressure, with sCRS. The second patient experienced intractable seizures, or status epilepticus, with repeat treatment. Notably, the second patient had a history of central nervous system side effects with a previous CAR T cell treatment. Several JCAR015 protocol changes were made earlier in 2014 after the two patient deaths, the most important of which include using a lower dose in patients with morphologic r/r ALL, excluding patients with Class III or IV congestive heart failure as defined by the New York Heart Association, excluding patients with active central nervous system leukemia or symptomatic central nervous system leukemia within 28 days, adding sCRS as a dose limiting toxicity, and restricting a patient from receiving a second treatment of JCAR015 if the patient experienced any non-hematologic grade 4 toxicities, including sCRS, with the prior JCAR015 treatment. The protocol changes resulted in the FDA removing the clinical hold. However, these protocol changes may reduce efficacy and may not result in a better tolerability profile. There has also been one patient death in an adult r/r ALL patient treated with JCAR014 that we believe was either directly or indirectly related to sCRS. The FDA or comparable foreign regulatory authorities could delay or deny approval of our product candidates for any or all targeted indications and negative side effects could result in a more restrictive label for any product that is approved. Side effects such as toxicity or other safety issues associated with the use of our product candidates could also require us or our collaborators to perform additional studies or halt development or sale of these product candidates.

Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial, or could result in potential product liability claims. In addition, these side effects may not be appropriately or timely recognized or managed by the treating medical staff, particularly outside of the research institutions that collaborate with us, as toxicities resulting from personalized T cell therapy are not normally encountered in the general patient population and by medical personnel. We expect to have to train medical personnel using our product candidates to understand their side effect profiles, both for our planned clinical trials and upon any commercialization of any product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in adverse effects to patients, including death. Any of these occurrences may materially and adversely harm our business, financial condition and prospects.

Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, including during any long-term follow-up observation period recommended or required for patients who receive treatment using our products, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw approvals of such product;

•	regulatory authorities may require additional warnings on the label;

•	we may be required to create a REMS plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers, and/or other elements to assure safe use;

•	we could be sued and held liable for harm caused to patients; and

•	our reputation may suffer.

Any of the foregoing could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations, and prospects.

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including:

•	the size and nature of the patient population;

•	the patient eligibility criteria defined in the protocol;

•	the size of the study population required for analysis of the trial’s primary endpoints;

•	the proximity of patients to trial sites;

•	the design of the trial;

•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;

•	competing clinical trials for similar therapies or other new therapeutics not involving T cell based immunotherapy;

•	clinicians’ and patients’ perceptions as to the potential advantages and side effects of the product candidate being studied in relation to other available therapies, including any new drugs or treatments that may be approved for the indications we are investigating;

•	our ability to obtain and maintain patient consents; and

•	the risk that patients enrolled in clinical trials will not complete a clinical trial.

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Because the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy and hematopoietic cell transplantation, rather than enroll patients in any future clinical trial.

Even if we are able to enroll a sufficient number of patients in our clinical trials, delays in patient enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

Clinical trials are expensive, time-consuming and difficult to design and implement, and our clinical trial costs may be higher than for more conventional therapeutic technologies or drug products.

Clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Because our product candidates are based on new technologies and manufactured on a patient-by-patient basis, we expect that they will require extensive research and development and have substantial manufacturing costs. In addition, costs to treat patients with relapsed/refractory cancer and to treat potential side effects that may result from our product candidates can be significant. Some clinical trial sites may not bill, or obtain coverage from, Medicare, Medicaid, or other third-party payors for some or all of these costs for patients enrolled in our clinical trials, and we may be required by those trial sites to pay such costs. Accordingly, our clinical trial costs are likely to be significantly higher per patient than those of more conventional therapeutic technologies or drug products. In addition, our proposed personalized product candidates involve several complex and costly manufacturing and processing steps, the costs of which will be borne by us. Depending on the number of patients we ultimately enroll in our trials, and the number of trials we may need to conduct, our overall clinical trial costs may be higher than for more conventional treatments.

Research and development of biopharmaceutical products is inherently risky. We may not be successful in our efforts to use and enhance our technology platform and CAR and TCR technologies to create a pipeline of product candidates and develop commercially successful products, or we may expend our limited resources on programs that do not yield a successful product candidate and fail to capitalize on product candidates or diseases that may be more profitable or for which there is a greater likelihood of success. If we fail to develop additional product candidates, our commercial opportunity will be limited.

Although our most advanced product candidates are JCAR015, JCAR017, and JCAR014, we and our collaborators are simultaneously pursuing clinical development of additional product candidates developed employing our CAR and TCR technologies. We are at an early stage of development and our technology platform has not yet led, and may never lead, to approved or commercially successful products.

Even if we are successful in continuing to build our pipeline, obtaining regulatory approvals and commercializing additional product candidates will require substantial additional funding and are prone to the risks of failure inherent in medical product development.

Investment in biopharmaceutical product development involves significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, and become commercially viable. We cannot provide you any assurance that we will be able to successfully advance any of these additional product candidates through the development process. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development or commercialization for many reasons, including the following:

•	our platform may not be successful in identifying additional product candidates;

•	we may not be able or willing to assemble sufficient resources to acquire or discover additional product candidates;

•	our product candidates may not succeed in preclinical or clinical testing;

•	a product candidate may on further study be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;

•	competitors may develop alternatives that render our product candidates obsolete or less attractive;

•	product candidates we develop may nevertheless be covered by third parties’ patents or other exclusive rights;

•	the market for a product candidate may change during our program so that the continued development of that product candidate is no longer reasonable;

•	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and

•	a product candidate may not be accepted as safe and effective by patients, the medical community or third-party payors, if applicable.

If any of these events occur, we may be forced to abandon our development efforts for a program or programs, or we may not be able to identify, discover, develop, or commercialize additional product candidates, which would have a material adverse effect on our business and could potentially cause us to cease operations.

Even if we receive FDA approval to market additional product candidates, whether for the treatment of cancers or other diseases, we cannot assure you that any such product candidates will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. Further, because of our limited financial and managerial resources, we are required to focus our research programs on certain product candidates and on specific diseases. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases that may later prove to have greater commercial potential, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to retain sole development and commercialization rights. For additional information regarding the factors that will affect our ability to achieve revenue from product sales, see the risk factor above “—We have never generated any revenue from product sales and our ability to generate revenue from product sales and become profitable depends significantly on our success in a number of factors.”

Our product candidates are biologics and the manufacture of our product candidates is complex and we may encounter difficulties in production, particularly with respect to process development or scaling-out of our manufacturing capabilities. If we or any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

Our product candidates are biologics and the process of manufacturing our products is complex, highly- regulated and subject to multiple risks. The manufacture of our product candidates involves complex processes, including harvesting T cells from patients, genetically modifying the T cells ex vivo, multiplying the T cells to obtain the desired dose, and ultimately infusing the T cells back into a patient’s body. As a result of the complexities, the cost to manufacture biologics in general, and our genetically modified cell product candidates in particular, is generally higher than traditional small molecule chemical compounds, and the manufacturing process is less reliable and is more difficult to reproduce. Our manufacturing process will be susceptible to product loss or failure due to logistical issues associated with the collection of white blood cells, or starting material, from the patient, shipping such material to the manufacturing site, shipping the final product back to the patient, and infusing the patient with the product, manufacturing issues associated with the differences in patient starting materials, interruptions in the manufacturing process, contamination, equipment or reagent failure, improper installation or operation of equipment, vendor or operator error, inconsistency in cell growth, and variability in product characteristics. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. If for any reason we lose a patient’s starting material or later-developed product at any point in the process, the manufacturing process for that patient will need to be restarted and the resulting delay may adversely affect that patient’s outcome. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Because our product candidates are manufactured for each particular patient, we will be required to maintain a chain of identity with respect to materials as they move from the patient to the manufacturing facility, through the manufacturing process, and back to the patient. Maintaining such a chain of identity is difficult and complex, and failure to do so could result in adverse patient outcomes, loss of product, or regulatory action including withdrawal of our products from the market. Further, as product candidates are developed through preclinical to late stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials.

Currently, our product candidates are manufactured using unoptimized processes by our third-party research institution collaborators that we do not intend to use for more advanced clinical trials or commercialization. Although we are working to develop commercially viable processes, doing so is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale-out, process reproducibility, stability issues, lot consistency, and timely availability of reagents or raw materials. As a result of these challenges, we may experience delays in our clinical development and/or commercialization plans. We may ultimately be unable to reduce the cost of goods for our product candidates to levels that will allow for an attractive return on investment if and when those product candidates are commercialized.

In some circumstances, changes in the manufacturing process may require us to perform both ex vivo comparability studies and to collect additional data from patients prior to undertaking more advanced clinical trials. For instance, changes we are making to the manufacturing process in preparation for our Phase II trial for JCAR015 will require us to show the comparability of the Phase II product to Phase I product. We plan to provide the FDA with comparability evidence from ex vivo experimental studies comparing Phase I product to Phase II product, as well as clinical comparability data from our planned Phase II trial. We may be required to collect additional clinical data from the new process prior to initiating our Phase II trial, which additional clinical data may or may not be permitted to be used as part of the Phase II clinical data set. These requirements may lead to delays to our clinical development plans.

We expect our manufacturing strategy will involve the use of one or more CMOs as well as establishing our own capabilities and infrastructure, including a manufacturing facility. We expect that development of our own manufacturing facility will provide us with enhanced control of material supply for both clinical trials and the commercial market, enable the more rapid implementation of process changes, and allow for better long-term margins. However, we have no experience as a company in developing a manufacturing facility and may never be successful in developing our own manufacturing facility or capability. We may establish multiple manufacturing facilities as we expand our commercial footprint to multiple geographies, which may lead to regulatory delays or prove costly. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, natural disasters, power failures, and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

In addition, the manufacturing process for any products that we may develop is subject to FDA and foreign regulatory authority approval process, and we will need to contract with manufacturers who can meet all applicable FDA and foreign regulatory authority requirements on an ongoing basis. If we or our CMOs are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and growth prospects.

We expect to rely on third parties to manufacture our clinical product supplies, and we intend to rely on third parties for at least a portion of the manufacturing process of our product candidates, if approved. Our business could be harmed if those third parties fail to provide us with sufficient quantities of product or fail to do so at acceptable quality levels or prices.

We currently rely on outside vendors to manufacture supplies and process our product candidates, which is and will need to be done on a patient-by-patient basis. We have not yet caused our product candidates to be manufactured or processed on a commercial scale and may not be able to do so for any of our product candidates. Although our manufacturing and processing approach is based upon the current approach undertaken by our third-party research institution collaborators, we have limited experience in managing the T cell engineering process, and our process may be more difficult or expensive than the approaches currently in use. We will make changes as we work to optimize the manufacturing process, and we cannot be sure that even minor changes in the process will not result in significantly different T cells that may not be as safe and effective as any T cell therapy deployed by our third-party research institution collaborators.

Although we do intend to develop our own manufacturing facility, and we have leased a facility that we intend to build out to support our clinical and commercial manufacturing activities, we also intend to continue to use third parties as part of our manufacturing process and may, in any event, never be successful in developing our own manufacturing facility. Our anticipated reliance on a limited number of third-party manufacturers exposes us to the following risks:

•	We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA must approve any manufacturers. This approval would require new testing and good manufacturing practices compliance inspections by FDA. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products.

•	Our manufacturers may have little or no experience with autologous cell products, which are products made from a patient’s own cells, and therefore may require a significant amount of support from us in order to implement and maintain the infrastructure and processes required to manufacture our product candidates.

•	Our third-party manufacturers might be unable to timely manufacture our product or produce the quantity and quality required to meet our clinical and commercial needs, if any.

•	Contract manufacturers may not be able to execute our manufacturing procedures and other logistical support requirements appropriately.

•	Our future contract manufacturers may not perform as agreed, may not devote sufficient resources to our products, or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store, and distribute our products.

•	Manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMPs and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

•	We may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our products.

•	Our third-party manufacturers could breach or terminate their agreement with us.

•	Raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier, may not be available or may not be suitable or acceptable for use due to material or component defects.

•	Our contract manufacturers and critical reagent suppliers may be subject to inclement weather, as well as natural or man-made disasters.

•	Our contract manufacturers may have unacceptable or inconsistent product quality success rates and yields.

Each of these risks could delay or prevent the completion of our clinical trials or the approval of any of our product candidates by the FDA, result in higher costs or adversely impact commercialization of our product candidates. In addition, we will rely on third parties to perform certain specification tests on our product candidates prior to delivery to patients. If these tests are not appropriately done and test data are not reliable, patients could be put at risk of serious harm and the FDA could require additional clinical trials or place significant restrictions on our company until deficiencies are remedied.

The manufacture of biological drug products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls.

Manufacturers of biologic products often encounter difficulties in production, particularly in scaling up or out, validating the production process, and assuring high reliability of the manufacturing process (including the absence of contamination). These problems include logistics and shipping, difficulties with production costs and yields, quality control, including stability of the product, product testing, operator error, availability of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if contaminants are discovered in our supply of our product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any stability failures or other issues relating to the manufacture of our product candidates will not occur in the future. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide our product candidate to patients in clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to begin new clinical trials at additional expense or terminate clinical trials completely.

Cell-based therapies rely on the availability of reagents, specialized equipment, and other specialty materials, which may not be available to us on acceptable terms or at all. For some of these reagents, equipment, and materials, we rely or may rely on sole source vendors or a limited number of vendors, which could impair our ability to manufacture and supply our products.

Manufacturing our product candidates will require many reagents, which are substances used in our manufacturing processes to bring about chemical or biological reactions, and other specialty materials and equipment, some of which are manufactured or supplied by small companies with limited resources and experience to support commercial biologics production. We currently depend on a limited number of vendors for certain materials and equipment used in the manufacture of our product candidates. Some of these suppliers may not have the capacity to support commercial products manufactured under cGMP by biopharmaceutical firms or may otherwise be ill-equipped to support our needs. We also do not have supply contracts with many of these suppliers and may not be able to obtain supply contracts with them on acceptable terms or at all. Accordingly, we may experience delays in receiving key materials and equipment to support clinical or commercial manufacturing.

For some of these reagents, equipment, and materials, we rely and may in the future rely on sole source vendors or a limited number of vendors. An inability to continue to source product from any of these suppliers, which could be due to regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demands, or quality issues, could adversely affect our ability to satisfy demand for our product candidates, which could adversely and materially affect our product sales and operating results or our ability to conduct clinical trials, either of which could significantly harm our business.

As we continue to develop and scale our manufacturing process, we expect that we will need to obtain rights to and supplies of certain materials and equipment to be used as part of that process. We may not be able to obtain rights to such materials on commercially reasonable terms, or at all, and if we are unable to alter our process in a commercially viable manner to avoid the use of such materials or find a suitable substitute, it would have a material adverse effect on our business. Even if we are able to alter our process so as to use other materials or equipment, such a change may lead to a delay in our clinical development and/or commercialization plans. If such a change occurs for product candidate that is already in clinical testing, the change may require us to perform both ex vivo comparability studies and to collect additional data from patients prior to undertaking more advanced clinical trials.

We are and will continue to rely in significant part on outside scientists and their third-party research institutions for research and development and early clinical testing of our product candidates. These scientists and institutions may have other commitments or conflicts of interest, which could limit our access to their expertise and harm our ability to leverage our technology platform.

We currently have limited internal research and development capabilities and are currently conducting no independent clinical trials with our CD19 product candidates or our other product candidates. We therefore rely at present on our third-party research institution collaborators for both capabilities.

Currently, MSK is conducting Phase I clinical trials using JCAR015 to address adult ALL and pediatric ALL; SCRI is conducting a Phase I/II clinical trial using JCAR017 to address pediatric ALL; and FHCRC is conducting a Phase I/II clinical trial using JCAR014 to address ALL, NHL, and CLL. Each of these clinical trials addresses a limited number of patients. We expect to use the results of these trials to help support the filing with the FDA of INDs to conduct more advanced clinical trials with one or more of our CD19 product candidates.

We also fund research and development under agreements with FHCRC, MSK, and SCRI. However, the research we are funding constitutes only a small portion of the overall research of each research institution. Other research being conducted by these institutions may at times receive higher priority than research on the programs we are funding.

The outside scientists who conduct the clinical testing of our current product candidates, and who conduct the research and development upon which our product candidate pipeline depends, are not our employees; rather they serve as either independent contractors or the primary investigators under research collaboration agreements that we have with their sponsoring academic or research institution. Such scientists and collaborators may have other commitments that would limit their availability to us. Although our scientific advisors generally agree not to do competing work, if an actual or potential conflict of interest between their work for us and their work for another entity arises, we may lose their services. These factors could adversely affect the timing of the clinical trials, the timing of receipt and reporting of clinical data, the timing of Juno-sponsored IND filings, and our ability to conduct future planned clinical trials. It is also possible that some of our valuable proprietary knowledge may become publicly known through these scientific advisors if they breach their confidentiality agreements with us, which would cause competitive harm to, and have a material adverse effect on, our business.

Our existing agreements with our collaboration partners may be subject to termination by the counterparty upon the occurrence of certain circumstances as described in more detail under the caption “Licenses and Third-Party Research Collaborations” in Part I—Item 1—“Business” of this report. If any of our collaboration partners terminates their collaboration agreement, the research and development of the relevant product candidate would be suspended, and we may be unable to research, develop, and license future product candidates. We may be required to devote additional resources to the development of our product candidates or seek a new collaboration partner, and the terms of any additional collaborations or other arrangements that we establish may not be favorable to us. In addition, there is a natural transition period when a new third-party begins work. In addition, switching or adding third parties to conduct our clinical trials involves substantial cost and requires extensive management time and focus. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines.

We will be highly dependent on the NCI for early clinical testing of JCAR018.

In December 2014, we entered into an exclusive license agreement with Opus Bio pursuant to which Opus Bio has granted us an exclusive, worldwide, sublicenseable license under certain patent rights related to a CD22-directed CAR product candidate, JCAR018. In connection therewith, the NCI agreed to separate the activities that are exclusively related to CD22 under its agreement with Opus Bio and to enter into a separate agreement with us (the “Juno CRADA”), on the same terms as such agreement and incorporate such activities into its agreement with us.

The NCI has commenced a Phase I clinical trial of JCAR018 for the treatment of pediatric r/r ALL and r/r NHL. If the results of this trial are compelling, we expect to use the results of the NCI’s clinical trial to support the filing with the FDA of a Juno-sponsored IND to conduct more advanced clinical trials of JCAR018. However, we will have limited control over the nature or timing of the NCI’s clinical trial and limited visibility into their day-to-day activities. For example, the clinical trial will constitute only a small portion of the NCI’s overall research and the research of the principal investigators. Other research being conducted by the principal investigators may at times receive higher priority than research on JCAR018. We will also be dependent on the NCI to provide us with data, include batch records, to support the filing of our IND. These factors could adversely affect the timing of our IND filing.

The NCI may unilaterally terminate our rights under the Juno CRADA at any time for any reason or for no reason upon at least 60 days prior written notice. If the NCI unilaterally terminates the Juno CRADA, the research and development under the Juno CRADA would be suspended and we may lose certain of our data rights, which may impair our ability to obtain regulatory approval of JCAR018.

We will rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize our product candidates.

We will depend upon independent investigators to conduct our clinical trials under agreements with universities, medical institutions, CROs, strategic partners, and others. We expect to have to negotiate budgets and contracts with CROs and trial sites, which may result in delays to our development timelines and increased costs.

We will rely heavily on third parties over the course of our clinical trials, and as a result will have limited control over the clinical investigators and limited visibility into their day-to-day activities, including with respect to how they are providing and administering T cell therapy. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory, and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with cGCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators, and trial sites. If we or any of these third parties fail to comply with applicable cGCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional nonclinical or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the cGCP regulations. In addition, our clinical trials must be conducted with biologic product produced under cGMP regulations and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Any third parties conducting our clinical trials are not and will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing preclinical, clinical, and nonclinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed, or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenue could be delayed. We have disclosed in this report certain third party investigator-reported interim data from some of our trials, including interim data for which we have not yet independently reviewed the source data. We also sometimes rely on such investigator-reported interim data in making business decisions. Independent review of the data could fail to confirm the investigator- reported interim data, which may lead to revisions in disclosed clinical trial results in the future. Any such revisions that reveal more negative data than previously disclosed investigator-reported interim data could have an adverse impact on our business prospects and the trading price of our common stock. Such revisions could also reduce investor confidence in investigator-reported interim data that we disclose in the future.

If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or do so on commercially reasonable terms. Switching or adding additional CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO begins work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition, and prospects.

The market opportunities for our product candidates may be limited to those patients who are ineligible for or have failed prior treatments and may be small.

Cancer therapies are sometimes characterized as first line, second line, or third line, and the FDA often approves new therapies initially only for third line use. When cancer is detected early enough, first line therapy is sometimes adequate to cure the cancer or prolong life without a cure. Whenever first line therapy, usually chemotherapy, hormone therapy, surgery, or a combination of these, proves unsuccessful, second line therapy may be administered. Second line therapies often consist of more chemotherapy, radiation, antibody drugs, tumor targeted small molecules, or a combination of these. Third line therapies can include bone marrow transplantation, antibody and small molecule targeted therapies, more invasive forms of surgery, and new technologies. We expect to initially seek approval of our product candidates as a third line therapy for patients who have failed other approved treatments. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval as a second line therapy and potentially as a first line therapy, but there is no guarantee that our product candidates, even if approved, would be approved for second line or first line therapy. In addition, we may have to conduct additional clinical trials prior to gaining approval for second line or first line therapy.

Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers in a position to receive third line therapy and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. For instance, with our CD19 product candidates we expect to initially target a small patient population that suffers from ALL and certain types of aggressive NHL. Even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications, including use as a first or second line therapy.

Our market opportunities may also be limited by competitor treatments that may enter the market. See the risk factor below “—We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.”

We plan to seek orphan drug status for some or all of our CD19 product candidates, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug status, including market exclusivity, which may cause our revenue, if any, to be reduced.

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting a BLA. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a BLA, to market the same biologic for the same indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan drug exclusivity or if FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. As a result, even if one of our drug candidates receives orphan exclusivity, the FDA can still approve other drugs that have a different active ingredient for use in treating the same indication or disease. Furthermore, the FDA can waive orphan exclusivity if we are unable to manufacture sufficient supply of our product.

We plan to seek orphan drug designation for some or all of our CD19 product candidates in specific orphan indications in which there is a medically plausible basis for the use of these products, including relapsed/ refractory ALL and relapsed/refractory NHL indications. We have obtained orphan drug designation for each of JCAR015 and JCAR014 for the treatment of ALL. Even when we obtain orphan drug designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, although we intend to seek orphan drug designation for other product candidates, we may never receive such designations.

We plan to seek but may fail to obtain breakthrough therapy designation for some or all of our CD19 product candidates.

In 2012, the FDA established a breakthrough therapy designation which is intended to expedite the development and review of products that treat serious or life-threatening diseases when “preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.” The designation of a product candidate as a breakthrough therapy provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate and ensure collection of appropriate data needed to support approval; more frequent written correspondence from FDA about such things as the design of the proposed clinical trials and use of biomarkers; intensive guidance on an efficient drug development program, beginning as early as Phase I; organizational commitment involving senior managers; and eligibility for rolling review and priority review.

Breakthrough therapy designation does not change the standards for product approval. We intend to seek breakthrough therapy designation for some or all of our CD19 product candidates that may qualify for such designation. Our collaborator MSK obtained breakthrough therapy designation for JCAR015 for r/r ALL, but we will have to seek such designation separately under our own IND, which we may not receive. In addition, although we intend to seek breakthrough therapy designation for other product candidates, we may never receive such designations.

We currently have no marketing and sales organization and have no experience in marketing products. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to generate product revenue.

We currently have no sales, marketing, or commercial product distribution capabilities and have no experience as a company in marketing products. We intend to develop an in-house marketing organization and sales force, which will require significant capital expenditures, management resources, and time. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, and retain marketing and sales personnel.

If we are unable or decide not to establish internal sales, marketing and commercial distribution capabilities for any or all products we develop, we will likely pursue collaborative arrangements regarding the sales and marketing of our products. However, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if we are able to do so, that they will have effective sales forces. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties, and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates.

There can be no assurance that we will be able to develop in-house sales and commercial distribution capabilities or establish or maintain relationships with third-party collaborators to successfully commercialize any product in the United States or overseas, and as a result, we may not be able to generate product revenue.

A variety of risks associated with operating our business internationally could materially adversely affect our business.

We plan to seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we, and any potential collaborators in those jurisdictions, will be subject to additional risks related to operating in foreign countries, including:

•	differing regulatory requirements in foreign countries;

•	unexpected changes in tariffs, trade barriers, price and exchange controls, and other regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

•	difficulties staffing and managing foreign operations;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	potential liability under the Foreign Corrupt Practices Act of 1977 or comparable foreign laws;

•	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geo-political actions, including war and terrorism.

These and other risks associated with our planned international operations may materially adversely affect our ability to attain or maintain profitable operations.

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

The biopharmaceutical industry, and the rapidly evolving market for developing genetically engineered T cells in particular, is characterized by intense competition and rapid innovation. Our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results. Our potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, universities, and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations as well as established sales forces. Smaller or early- stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized, or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products.

Specifically, genetically engineering T cells faces significant competition in both the CAR and TCR technology space from multiple companies and their collaborators, such as Novartis/University of Pennsylvania, bluebird bio/Celgene/Baylor College of Medicine, Kite Pharma/NCI, Unum, Johnson & Johnson/Transposagen Biopharmaceuticals, Autolus, Cellectis/Pfizer, Adaptimmune/GSK, and Intrexon/Ziopharm/MD Anderson Cancer Center. We face competition from non-cell based treatments offered by other companies such as Amgen, AstraZeneca, Bristol-Myers, Incyte, Merck, and Roche. For instance, the FDA recently granted accelerated approval to Amgen’s blinotumomab for the treatment of r/r ALL, and that product has demonstrated a complete remission rate of approximately 40% in clinical trials. Even if we obtain regulatory approval of our product candidates, we may not be the first to market and that may affect the price or demand for our product candidates. Additionally, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances. Additionally, a competitor could obtain orphan product exclusivity from the FDA with respect to such competitor’s product. If such competitor product is determined to be the same product as one of our product candidates, that may prevent us from obtaining approval from the FDA for such product candidate for the same indication for seven years, except in limited circumstances.

For additional information regarding our competition, see the section captioned “Competition” in Part I—Item 1—“Business” of this report.

We are highly dependent on our key personnel, and if we are not successful in attracting, motivating and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract, motivate and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, particularly our chief executive officer, Hans Bishop, and our scientific and medical personnel. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements, could result in delays in product development and harm our business.

We conduct most of our operations at our facility in Seattle, Washington, in a region that is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel is intense and the turnover rate can be high, which may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. We expect that we will need to recruit talent from outside of our region, and doing so may be costly and difficult.

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided restricted stock and stock option grants that vest over time. The value to employees of these equity grants that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of all of these individuals or the lives of any of our other employees.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2014, we had 95 employees, most of whom are full time. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we must add a significant number of additional research and development, managerial, operational, sales, marketing, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

•	identifying, recruiting, integrating, maintaining, and motivating additional employees;

•	managing our internal development efforts effectively, including the clinical and FDA review process for our product candidates, while complying with our contractual obligations to contractors and other third parties; and

•	improving our operational, financial and management controls, reporting systems, and procedures.

Our future financial performance and our ability to commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. Our efforts to manage our growth are complicated by the fact that all of our executive officers other than our chief executive officer have joined us since January 2014. This lack of long-term experience working together may adversely impact our senior management team’s ability to effectively manage our business and growth.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services. There can be no assurance that the services of these independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed, or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, if at all.

If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development, and commercialization goals.

Our success payment obligations to FHCRC and MSK may result in dilution to our stockholders, may be a drain on our cash resources, or may cause us to incur debt obligations to satisfy the payment obligations.

We have agreed to make success payments to each of FHCRC and MSK pursuant to the terms of our agreements with each of those entities. These success payments will be based on increases in the estimated fair value of our common stock, payable in cash or publicly-traded equity at our discretion. The term of these obligations may last up to 11 years. Success payments will be owed (if applicable) after measurement of the value of our common stock in connection with the following valuation measurement dates during the term of the success payment agreement: (1) the date on which we complete an initial public offering of our common stock, or our shares otherwise become publicly traded; (2) the date on which we sell, lease, transfer or exclusively license all or substantially all of our assets to another company; (3) the date on which we merge or consolidate with or into another entity (other than a merger in which our pre-merger stockholders own a majority of the shares of the surviving entity); (4) any date on which ARCH Venture Fund VII, L.P. or C.L. Alaska L.P. transfers a majority of its shares of company capital stock held by it on such date to a third party; (5) the bi-annual anniversary of any event described in the preceding clauses (1), (2), (3) or (4), but only upon a request by FHCRC made within 20 calendar days after receiving written notice from us of such event; and (6) the last day of the 11 year period. The amount of a success payment is determined based on whether the value of our common stock meets or exceeds certain specified threshold values ascending, in the case of FHCRC, from $20.00 per share to $160.00 per share and, in the case of MSK, from $40.00 per share to $120.00 per share, in each case subject to adjustment for any stock dividend, stock split, combination of shares, or other similar events. Each threshold is associated with a success payment, ascending, in the case of FHCRC, from $10 million at $20.00 per share to $375 million at $160.00 per share and, in the case of MSK, from $10 million at $40.00 per share to $150 million at $120.00 per share, payable if such threshold is reached. The maximum aggregate amount of success payments to FHCRC is $375 million and to MSK is $150 million. The amount of success payments payable to FHCRC will be reduced by certain indirect costs paid by us to FHCRC related to collaboration projects conducted by FHCRC. See the section captioned “Licenses and Third-Party Research Collaborations” in Part I—Item 1—“Business” in this report for further discussion of these success payments.

Our initial public offering triggered a possible success payment to each of FHCRC and MSK. However, we will not be able to determine until the first anniversary of the completion of our initial public offering (subject to a 90-day grace period following such anniversary, at our option if we are contemplating a capital market transaction during such grace period), whether any such payment is required to be made and the amount of such payment. The value of any such initial public offering success payment will be determined by the average trading price of a share of our common stock over the consecutive 90-day period preceding such determination date. For example, the first payment due to FHCRC and MSK would be due if the average trading price of the share of our common stock over the consecutive 90-day period preceding the determination is at least $20.00 per share in the case of FHCRC or at least $40.00 in the case of MSK, subject to adjustment for any stock dividend, stock split, combination of shares, and other similar events. See Note 4 to our audited financial statements included in this report for a summary of the value of success payments required to be made at different price levels.

In order to satisfy our obligations to make these success payments, if and when they are triggered, we may issue equity securities that may cause dilution to our stockholders, or we may use our existing cash or incur debt obligations to satisfy the success payment obligation in cash, which may adversely affect our financial position.

The success payment obligations to FHCRC and MSK may cause GAAP operating results to fluctuate significantly from quarter to quarter, which may reduce the usefulness of our GAAP financial statements.

Our success payment obligations to FHCRC and MSK are recorded as a liability on our balance sheet. Under generally accepted accounting principles in the United States (“GAAP”), we are required to estimate the fair value of this liability as of each quarter end and changes in estimated fair value are amortized to expense using the accelerated attribution method over the remaining term of the collaboration agreement. Factors that may lead to increases or decreases in the estimated fair value of this liability include, among others, changes in the value of the common stock, change in volatility, changes in the applicable term of the success payments, changes in the risk free rate, and changes in the estimated indirect costs related to the collaboration projects conducted by FHCRC that are creditable against FHCRC success payments. As a result, our operating results and financial condition as reported by GAAP may fluctuate significantly from quarter to quarter and from year to year and may reduce the usefulness of our GAAP financial statements. As of December 31, 2014 the estimated fair values of the liabilities associated with the success payments were $139.1 million and $56.8 million related to FHCRC and MSK, respectively.

We have entered into collaborations and may form or seek collaborations or strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such alliances or licensing arrangements.

We may form or seek strategic alliances, create joint ventures or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business. For example, in December 2014, we entered into an exclusive license agreement with Opus Bio pursuant to which Opus Bio granted us an exclusive, worldwide, sublicenseable license under certain patent rights related to JCAR018. Upon effectiveness of the license, we issued to Opus Bio 1,602,564 shares of our common stock. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy.

Further, collaborations involving our product candidates, such as our collaborations with third-party research institutions, are subject to numerous risks, which may include the following:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to a collaboration;

•	collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in their strategic focus due to the acquisition of competitive products, availability of funding, or other external factors, such as a business combination that diverts resources or creates competing priorities;

•	collaborators may delay clinical trials, provide insufficient funding for a clinical trial, stop a clinical trial, abandon a product candidate, repeat or conduct new clinical trials, or require a new formulation of a product candidate for clinical testing;

•	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates;

•	a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to their marketing and distribution;

•	collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;

•	disputes may arise between us and a collaborator that cause the delay or termination of the research, development or commercialization of our product candidates, or that result in costly litigation or arbitration that diverts management attention and resources;

•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates; and

•	collaborators may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the exclusive right to commercialize such intellectual property.

As a result, if we enter into collaboration agreements and strategic partnerships or license our products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture, which could delay our timelines or otherwise adversely affect our business. We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction. Any delays in entering into new collaborations or strategic partnership agreements related to our product candidates could delay the development and commercialization of our product candidates in certain geographies for certain indications, which would harm our business prospects, financial condition, and results of operations.

If we engage in future acquisitions or strategic partnerships, this may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

We may evaluate various acquisitions and strategic partnerships, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including:

•	increased operating expenses and cash requirements;

•	the assumption of additional indebtedness or contingent liabilities;

•	the issuance of our equity securities;

•	assimilation of operations, intellectual property and products of an acquired company, including difficulties associated with integrating new personnel;

•	the diversion of our management’s attention from our existing product programs and initiatives in pursuing such a strategic merger or acquisition;

•	retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;

•	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and regulatory approvals; and

•	our inability to generate revenue from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

In addition, if we undertake acquisitions, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense. Moreover, we may not be able to locate suitable acquisition opportunities and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships, and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.

If we, our CROs or our CMOs use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical and biological materials, by us or third parties, such as CROs and CMOs. We and such third parties are subject to federal, state, and local laws and regulations in the United States governing the use, manufacture, storage, handling, and disposal of medical and hazardous materials. Although we believe that our and such third parties’ procedures for using, handling, storing, and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state, or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from medical or hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition, or results of operations.

Our internal computer systems, or those used by our third-party research institution collaborators, CROs or other contractors or consultants, may fail or suffer security breaches.

Despite the implementation of security measures, our internal computer systems and those of our future CROs and other contractors and consultants are vulnerable to damage from computer viruses and unauthorized access. Although to our knowledge we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on our third-party research institution collaborators for research and development of our product candidates and other third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our third-party research institution collaborators, CROs, CMOs, suppliers, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates on a patient-by-patient basis. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. Damage or extended periods of interruption to our corporate, development or research facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry or other events could cause us to cease or delay development of some or all of our product candidates. Although we maintain property damage and business interruption insurance coverage, our insurance might not cover all losses under such circumstances and our business may be seriously harmed by such delays and interruption.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our products;

•	injury to our reputation;

•	withdrawal of clinical trial participants and inability to continue clinical trials;

•	initiation of investigations by regulators;

•	costs to defend the related litigation;

•	a diversion of management’s time and our resources;

•	substantial monetary awards to trial participants or patients;

•	product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenue;

•	exhaustion of any available insurance and our capital resources;

•	the inability to commercialize any product candidate; and

•	a decline in our share price.

Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop, alone or with collaborators. Although we currently carry $10.0 million of clinical trial insurance, the amount of such insurance coverage may not be adequate, we may be unable to maintain such insurance, or we may not be able to obtain additional or replacement insurance at a reasonable cost, if at all. Our insurance policies may also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2014, we had federal net operating loss carryforwards of approximately $51.1 million, which will begin to expire in 2033. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage- point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. As a result of our transactions that have occurred since our incorporation in August 2013, including our initial public offering, we may have experienced such an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which changes are outside our control. As a result, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation.

Risks Related to Government Regulation

The FDA regulatory approval process is lengthy, time-consuming, and inherently unpredictable, and we may experience significant delays in the clinical development and regulatory approval, if any, of our product candidates.

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing, and distribution of drug products, including biologics, are subject to extensive regulation by the FDA and other regulatory authorities in the United States. We are not permitted to market any biological drug product in the United States until we receive a Biologics License from the FDA. We have not previously submitted a BLA to the FDA, or similar approval filings to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe, pure, and potent for each desired indication. The BLA must also include significant information regarding the chemistry, manufacturing, and controls for the product, and the manufacturing facilities must complete a successful pre- license inspection. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has limited experience with commercial development of genetically modified T cell therapies for cancer. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support licensure. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain licensure of the product candidates based on the completed clinical trials. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive, and lengthy, and approval may not be obtained.

In addition, clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

•	obtaining regulatory approval to begin a trial, if applicable;

•	the availability of financial resources to begin and complete the planned trials;

•	reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtaining approval at each clinical trial site by an independent IRB;

•	recruiting suitable patients to participate in a trial in a timely manner;

•	having patients complete a trial or return for post-treatment follow-up;

•	clinical trial sites deviating from trial protocol, not complying with cGCPs, or dropping out of a trial;

•	addressing any patient safety concerns that arise during the course of a trial;

•	addressing any conflicts with new or existing laws or regulations;

•	adding new clinical trial sites; or

•	manufacturing qualified materials under cGMPs for use in clinical trials.

Patient enrollment is a significant factor in the timing of clinical trials and is affected by many factors. See the risk factor above “—If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected” for additional information on risks related to patient enrollment. Further, a clinical trial may be suspended or terminated by us, the IRBs for the institutions in which such trials are being conducted, the Data Monitoring Committee for such trial, or the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience termination of, or delays in the completion of, any clinical trial of our product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.

Our third-party research institution collaborators may also experience similar difficulties in completing ongoing clinical trials and conducting future clinical trials of product candidates. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional preclinical studies or clinical trials as clinical studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and/ or to receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

Even if we receive regulatory approval of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

If our product candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post- marketing studies, and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities.

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority, requirements, including ensuring that quality control and manufacturing procedures conform to cGMP, and in certain cases Good Tissue Practices regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any BLA, other marketing application, and previous responses to inspection observations. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS program as a condition of approval of our product candidates, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, we will have to comply with requirements including submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and cGCPs for any clinical trials that we conduct post-approval.

The FDA may impose consent decrees or withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market, or voluntary or mandatory product recalls;

•	fines, warning letters, or holds on clinical trials;

•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;

•	product seizure or detention, or refusal to permit the import or export of our product candidates; and

•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. The policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

In addition, if we were able to obtain accelerated approval of any of our CD19 product candidates, the FDA would require us to conduct a confirmatory study to verify the predicted clinical benefit and additional safety studies. The results from the confirmatory study may not support the clinical benefit, which would result in the approval being withdrawn. While operating under accelerated approval, we will be subject to certain restrictions that we would not be subject to upon receiving regular approval.

Even if we obtain regulatory approval of our product candidates, the products may not gain market acceptance among physicians, patients, hospitals, cancer treatment centers, and others in the medical community.

The use of engineered T cells as a potential cancer treatment is a recent development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers, and others in the medical community. We expect physicians in the large bone marrow transplant centers to be particularly influential, and we may not be able to convince them to use our product candidates for many reasons. For example, certain of the product candidates that we will be developing target a cell surface marker that may be present on cancer cells as well as non-cancerous cells. It is possible that our product candidates may kill these non-cancerous cells, which may result in unacceptable side effects, including death. Additional factors will influence whether our product candidates are accepted in the market, including:

•	the clinical indications for which our product candidates are approved;

•	physicians, hospitals, cancer treatment centers, and patients considering our product candidates as a safe and effective treatment;

•	the potential and perceived advantages of our product candidates over alternative treatments;

•	the prevalence and severity of any side effects;

•	product labeling or product insert requirements of the FDA or other regulatory authorities;

•	limitations or warnings contained in the labeling approved by the FDA;

•	the timing of market introduction of our product candidates as well as competitive products;

•	the cost of treatment in relation to alternative treatments;

•	the amount of upfront costs or training required for physicians to administer our product candidates;

•	the availability of adequate coverage, reimbursement, and pricing by third-party payors and government authorities;

•	the willingness of patients to pay out-of-pocket in the absence of coverage and reimbursement by third-party payors and government authorities;

•	relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies; and

•	the effectiveness of our sales and marketing efforts.

In addition, although we are not utilizing embryonic stem cells or replication competent vectors, adverse publicity due to the ethical and social controversies surrounding the therapeutic use of such technologies, and reported side effects from any clinical trials using these technologies or the failure of such trials to demonstrate that these therapies are safe and effective may limit market acceptance our product candidates. If our product candidates are approved but fail to achieve market acceptance among physicians, patients, hospitals, cancer treatment centers or others in the medical community, we will not be able to generate significant revenue.

Even if our products achieve market acceptance, we may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than our products, are more cost effective or render our products obsolete.

Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our product candidates profitably.

Successful sales of our product candidates, if approved, depend on the availability of adequate coverage and reimbursement from third-party payors. In addition, because our product candidates represent new approaches to the treatment of cancer, we cannot accurately estimate the potential revenue from our product candidates.

Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors are critical to new product acceptance.

Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

•	a covered benefit under its health plan;

•	safe, effective and medically necessary;

•	appropriate for the specific patient;

•	cost-effective; and

•	neither experimental nor investigational.

In the United States, no uniform policy of coverage and reimbursement for products exists among third- party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of our genetically modified products. Patients are unlikely to use our product candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our product candidates. Because our product candidates have a higher cost of goods than conventional therapies, and may require long- term follow up evaluations, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater.

We intend to seek approval to market our product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU, the pricing of biologics is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our product candidates and may be affected by existing and future health care reform measures.

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Affordable Care Act was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and will remain in effect through 2024 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012, was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•	the demand for our product candidates, if we obtain regulatory approval;

•	our ability to set a price that we believe is fair for our products;

•	our ability to generate revenue and achieve or maintain profitability;

•	the level of taxes that we are required to pay; and

•	the availability of capital.

Any denial in coverage or reduction in reimbursement from Medicare or other government programs may result in a similar denial or reduction in payments from private payors, which may adversely affect our future profitability.

Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of fraud, misconduct or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and negligent conduct that fails to: comply with the laws of the FDA and other similar foreign regulatory bodies; provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies; comply with manufacturing standards we have established; comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws; or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices.

These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, physician payment transparency laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations. These laws may impact, among other things, our proposed sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•	the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs;

•	federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other third-party payors that are false or fraudulent or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government;

•	the federal Health Insurance Portability and Accountability Act of 1996, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization;

•	the federal Physician Payment Sunshine Act, created under the Affordable Care Act, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services, information related to payments or other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Additionally, we are subject to state and foreign equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope and may apply regardless of the payor.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent health care reform legislation has strengthened these laws. For example, the Affordable Care Act, among other things, amends the intent requirement of the federal Anti-Kickback and criminal healthcare fraud statutes. As a result of such amendment, a person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation. Moreover, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

Risks Related to Intellectual Property

We depend on intellectual property licensed from third parties and termination of any of these licenses could result in the loss of significant rights, which would harm our business.

We are dependent on patents, know-how, and proprietary technology, both our own and licensed from others. Any termination of these licenses could result in the loss of significant rights and could harm our ability to commercialize our product candidates. See the section captioned “Licenses and Third-Party Research Collaborations” in Part I—Item 1—“Business” of this report for additional information regarding our license agreements.

Disputes may also arise between us and our licensors regarding intellectual property subject to a license agreement, including those relating to:

•	the scope of rights granted under the license agreement and other interpretation-related issues;

•	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the license agreement;

•	our right to sublicense patent and other rights to third parties under collaborative development relationships;

•	whether we are complying with our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates; and

•	the allocation of ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and by us and our partners.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates. We are generally also subject to all of the same risks with respect to protection of intellectual property that we license as we are for intellectual property that we own, which are described below. If we or our licensors fail to adequately protect this intellectual property, our ability to commercialize our products could suffer.

We depend, in part, on our licensors to file, prosecute, maintain, defend, and enforce patents and patent applications that are material to our business.

Patents relating to our product candidates are controlled by certain of our licensors. Each of our licensors generally has rights to file, prosecute, maintain, and defend the patents we have licensed from such licensor. We generally have the first right to enforce our patent rights, although our ability to settle such claims often requires the consent of the licensor. If our licensors or any future licensees having rights to file, prosecute, maintain, and defend our patent rights fail to conduct these activities for patents or patent applications covering any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using, or selling competing products. We cannot be certain that such activities by our licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights. Pursuant to the terms of the license agreements with some of our licensors, the licensors may have the right to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents and, even if we are permitted to pursue such enforcement or defense, we cannot ensure the cooperation of our licensors. We cannot be certain that our licensors will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it might prevent us from continuing to license intellectual property that we may need to operate our business. In addition, even when we have the right to control patent prosecution of licensed patents and patent applications, enforcement of licensed patents, or defense of claims asserting the invalidity of those patents, we may still be adversely affected or prejudiced by actions or inactions of our licensors and their counsel that took place prior to or after our assuming control.

We may not be successful in obtaining or maintaining necessary rights to product components and processes for our product development pipeline.

We own or license from third parties certain intellectual property rights necessary to develop our product candidates. The growth of our business will likely depend in part on our ability to acquire or in-license additional proprietary rights. For example, our programs may involve additional product candidates that may require the use of additional proprietary rights held by third parties. Our product candidates may also require specific formulations to work effectively and efficiently. These formulations may be covered by intellectual property rights held by others. We may be unable to acquire or in-license any relevant third-party intellectual property rights that we identify as necessary or important to our business operations. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all, which would harm our business. We may need to cease use of the compositions or methods covered by such third-party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe on such intellectual property rights which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license under such intellectual property rights, any such license may be non-exclusive, which may allow our competitors access to the same technologies licensed to us.

Additionally, we sometimes collaborate with academic institutions to accelerate our preclinical research or development under written agreements with these institutions. Typically, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to pursue our program. If we are unable to successfully obtain rights to required third-party intellectual property or to maintain the existing intellectual property rights we have, we may have to abandon development of such program and our business and financial condition could suffer.

The licensing and acquisition of third-party intellectual property rights is a competitive practice, and companies that may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize our product candidates. More established companies may have a competitive advantage over us due to their larger size and cash resources or greater clinical development and commercialization capabilities. There can be no assurance that we will be able to successfully complete such negotiations and ultimately acquire the rights to the intellectual property surrounding the additional product candidates that we may seek to acquire.

We are dependent on intellectual property sublicensed to us by Opus Bio from the NIH for development of JCAR018. Failure to meet our own obligations to Opus Bio and the NIH may result in the loss of our rights to such intellectual property, which could harm our business.

Under our license agreement with Opus Bio, we are obligated to make certain pass-through payments to the NIH as well as to meet certain development benchmarks within certain time periods. We may be unable to make these payments or meet these benchmarks or may breach our other obligations under this license agreement, which could lead to the termination of the license agreement.

In addition, the NIH has the right to require us to grant mandatory sublicenses to the intellectual property licensed from the NIH under certain specified circumstances, including if it is necessary to meet health and safety needs that we are not reasonably satisfying or if it is necessary to meet requirements for public use specified by federal regulations. Any required sublicense of these licenses could result in the loss of significant rights and could harm our ability to commercialize licensed products.

We could be unsuccessful in obtaining or maintaining adequate patent protection for one or more of our products or product candidates.

We anticipate that we will file additional patent applications both in the United States and in other countries, as appropriate. However, we cannot predict:

•	if and when any patents will issue;

•	the degree and range of protection any issued patents will afford us against competitors, including whether third parties will find ways to invalidate or otherwise circumvent our patents;

•	whether others will apply for or obtain patents claiming aspects similar to those covered by our patents and patent applications; or

•	whether we will need to initiate litigation or administrative proceedings to defend our patent rights, which may be costly whether we win or lose.

Composition of matter patents for biological and pharmaceutical products such as CAR or TCR product candidates are generally considered to be the strongest form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. We cannot be certain, however, that the claims in our pending patent applications covering the composition of matter of our product candidates will be considered patentable by the United States Patent and Trademark Office (“USPTO”), or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label” for those uses that are covered by our method of use patents. Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute.

The strength of patents in the biotechnology and pharmaceutical field can be uncertain, and evaluating the scope of such patents involves complex legal and scientific analyses. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the validity, enforceability, or scope thereof, which may result in such patents being narrowed, invalidated, or held unenforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing their products to avoid being covered by our claims. If the breadth or strength of protection provided by the patent applications we hold with respect to our product candidates is threatened, this could dissuade companies from collaborating with us to develop, and could threaten our ability to commercialize, our product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced. Because patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates. Furthermore, for U.S. applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. For U.S. applications containing a claim not entitled to priority before March 16, 2013, there is a greater level of uncertainty in the patent law in view of the passage of the America Invents Act, which brought into effect significant changes to the U.S. patent laws, including new procedures for challenging pending patent applications and issued patents.

Confidentiality agreements with employees and third parties may not prevent unauthorized disclosure of trade secrets and other proprietary information.

In addition to the protection afforded by patents, we seek to rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce, and any other elements of our product discovery and development processes that involve proprietary know-how, information, or technology that is not covered by patents. Trade secrets, however, may be difficult to protect. We seek to protect our proprietary processes, in part, by entering into confidentiality agreements with our employees, consultants, outside scientific advisors, contractors, and collaborators. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, outside scientific advisors, contractors, and collaborators might intentionally or inadvertently disclose our trade secret information to competitors. In addition, competitors may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, or misappropriation of our intellectual property by third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results, and financial condition.

Third-party claims of intellectual property infringement against us or our collaborators may prevent or delay our product discovery and development efforts.

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. Recently, due to changes in U.S. law referred to as patent reform, new procedures including inter partes review and post-grant review have been implemented. As stated above, this reform adds uncertainty to the possibility of challenge to our patents in the future.

Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others.

Although we have conducted analyses of the patent landscape with respect to our CD19 product candidates, and based on these analyses, we believe that we will be able to commercialize our CD19 product candidates, third parties may nonetheless assert that we infringe their patents, or that we are otherwise employing their proprietary technology without authorization, and may sue us. For instance, Novartis Pharmaceutical Corporation has asserted in writing its belief that we infringe the following patents controlled by Novartis Pharmaceutical Corporation: U.S. Patent Nos. 7,408,053, 7,205,101, 7,527,925, and 7,442,525. There may be third-party patents of which we are currently unaware with claims to compositions, formulations, methods of manufacture, or methods of use or treatment that cover our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies or the manufacture, use, or sale of our product candidates infringes upon these patents. If any such third-party patents were held by a court of competent jurisdiction to cover our technologies or product candidates, the holders of any such patents may be able to block our ability to commercialize the applicable product candidate unless we obtain a license under the applicable patents, or until such patents expire or are finally determined to be held invalid or unenforceable. Such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business.

Third parties asserting their patent rights against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management and other employee resources from our business, and may impact our reputation. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties, or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. In that event, we would be unable to further develop and commercialize our product candidates, which could harm our business significantly.

We have limited foreign intellectual property rights and may not be able to protect our intellectual property rights throughout the world.

We have limited intellectual property rights outside the United States, and, in particular, some of our patents directed to CAR constructs do not extend outside of the United States. Filing, prosecuting, maintaining and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can have a different scope and strength than do those in the United States. In addition, the laws of some foreign countries, such as China, Brazil, Russia, India, and South Africa, do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement rights are not as strong as those in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or adequate to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, such as China, Brazil, Russia, India, and South Africa, do not favor the enforcement of patents, trade secrets and other intellectual property, particularly those relating to biopharmaceutical products, which could make it difficult in those jurisdictions for us to stop the infringement or misappropriation of our patents or other intellectual property rights, or the marketing of competing products in violation of our proprietary rights. Proceedings to enforce our patent and other intellectual property rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Furthermore such proceedings could put our patents at risk of being invalidated, held unenforceable, or interpreted narrowly, could put our patent applications at risk of not issuing, and could provoke third parties to assert claims of infringement or misappropriation against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming, and unsuccessful.

Competitors may infringe our patents or the patents of our licensors. To cease such infringement or unauthorized use, we may be required to file patent infringement claims, which can be expensive and time- consuming. In addition, in an infringement proceeding or a declaratory judgment action against us, a court may decide that one or more of our patents is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceeding could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business.

For example, we are party in Trustees of the University of Pennsylvania v. St. Jude Children’s Research Hospital, Civil Action No. 2:13-cv-01502-SD (E.D. Penn.), which concerns in part the ’645 Patent, which we licensed from St. Jude. Together with St. Jude, we are adverse to the Trustees of the University of Pennsylvania and Novartis Pharmaceutical Corporation in that litigation. The outcome of the case and the timing of its resolution are uncertain, and may result in the invalidation of the ’645 Patent. We have incurred substantial expenses in connection with this litigation and will continue to do so until the litigation is resolved. For further information regarding this litigation, see Part I—Item 3—“Legal Proceedings” of this report.

Interference or derivation proceedings provoked by third parties or brought by the USPTO may be necessary to determine the priority of inventions with respect to, or the correct inventorship of, our patents or patent applications or those of our licensors. An unfavorable outcome could result in a loss of our current patent rights and could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Litigation, interference, or derivation proceedings may result in a decision adverse to our interests and, even if we are successful, may result in substantial costs and distract our management and other employees.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

Issued patents covering our product candidates could be found invalid or unenforceable if challenged in court or before the USPTO or comparable foreign authority.

If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re- examination, inter partes review, post-grant review, and equivalent proceedings in foreign jurisdictions, such as opposition or derivation proceedings. Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover and protect our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity of our patents, for example, we cannot be certain that there is no invalidating prior art of which we, our patent counsel, and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection could have a material adverse impact on our business.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves, both technological and legal complexity, and is therefore costly, time-consuming, and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, in Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to naturally-occurring substances are not patentable. Although we do not believe that any of the patents owned or licensed by us will be found invalid based on this decision, we cannot predict how future decisions by the courts, the U.S. Congress, or the USPTO may impact the value of our patents.

We may be subject to claims that our employees, consultants, or independent contractors have wrongfully used or disclosed confidential information of third parties.

We have received confidential and proprietary information from third parties. In addition, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies. We may be subject to claims that we or our employees, consultants, or independent contractors have inadvertently or otherwise used or disclosed confidential information of these third parties or our employees’ former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial cost and be a distraction to our management and employees.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process. Although an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees, and failure to properly legalize and submit formal documents. In any such event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

The lives of our patents may not be sufficient to effectively protect our products and business.

Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after its first effective filing date. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic medications. Our issued patents will expire on dates ranging from 2015 to 2031, subject to any patent extensions that may be available for such patents. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2022 to 2036. In addition, although upon issuance in the United States a patent’s life can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. If we do not have sufficient patent life to protect our products, our business and results of operations will be adversely affected.

We may face competition from biosimilars, which may have a material adverse impact on the future commercial prospects of our product candidates.

Even if we are successful in achieving regulatory approval to commercialize a product candidate faster than our competitors, we may face competition from biosimilars. In the United States, the Biologics Price Competition and Innovation Act of 2009 created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar,” or biosimilar, to or “interchangeable” with an FDA-approved biological product. This new pathway could allow competitors to reference data from innovative biological products 12 years after the time of approval of the innovative biological product. This data exclusivity does not prevent another company from developing a product that is highly similar to the innovative product, generating its own data, and seeking approval. Data exclusivity only assures that another company cannot rely upon the data within the innovator’s application to support the biosimilar product’s approval. In his proposed budget for fiscal year 2014, President Obama proposed to cut this 12-year period of exclusivity down to seven years. He also proposed to prohibit additional periods of exclusivity due to minor changes in product formulations, a practice often referred to as “evergreening.” It is possible that Congress may take these or other measures to reduce or eliminate periods of exclusivity. The Biologics Price Competition and Innovation Act of 2009 is complex and only beginning to be interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning is subject to uncertainty. Although it is uncertain when any such processes may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our product candidates.

In Europe, the European Commission has granted marketing authorizations for several biosimilars pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years. In Europe, a competitor may reference data supporting approval of an innovative biological product, but will not be able to get it on the market until 10 years after the time of approval of the innovative product. This 10-year marketing exclusivity period will be extended to 11 years if, during the first eight of those 10 years, the marketing authorization holder obtains an approval for one or more new therapeutic indications that bring significant clinical benefits compared with existing therapies. In addition, companies may be developing biosimilars in other countries that could compete with our products.

If competitors are able to obtain marketing approval for biosimilars referencing our products, our products may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences.

We may be subject to claims challenging the inventorship of our patents and other intellectual property.

Although we are not currently experiencing any claims challenging the inventorship of our patents or ownership of our intellectual property, we may in the future be subject to claims that former employees, collaborators, or other third parties have an interest in our patents or other intellectual property as an inventor or co-inventor. For example, we may have inventorship disputes arise from conflicting obligations of consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Risks Related to Our Common Stock

We expect that our stock price will fluctuate significantly.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

•	adverse results or delays in the planned clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates;

•	any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products, including clinical trial requirements for approvals;

•	our inability to obtain or delays in obtaining adequate product supply for any approved product or inability to do so at acceptable prices;

•	any failure to commercialize our product candidates or if the size and growth of the markets we intend to target fail to meet expectations;

•	additions or departures of key scientific or management personnel;

•	unanticipated serious safety concerns related to cancer immunology or the use of our product candidates;

•	introductions or announcements of new products offered by us or significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our collaborators or our competitors and the timing of such introductions or announcements;

•	our ability to effectively manage our growth;

•	our ability to successfully treat additional types of cancers or at different stages;

•	changes in the structure of healthcare payment systems;

•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•	publication of research reports about us or our industry, or immunotherapy in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	market conditions in the pharmaceutical and biotechnology sectors or the economy generally;

•	our ability or inability to raise additional capital through the issuance of equity or debt or collaboration arrangements and the terms on which we raise it;

•	trading volume of our common stock;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies; and

•	significant lawsuits, including patent or stockholder litigation.

The stock market in general, and market prices for the securities of biopharmaceutical companies like ours in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. In several recent situations when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and harm our operating results.

An active trading market for our common stock may not be sustained.

Prior to our initial public offering in December 2014, there was no public market for our common stock. Although our common stock is listed on The NASDAQ Global Select Market, the market for our shares has demonstrated varying levels of trading activity. Furthermore, an active trading market may not be sustained in the future. The lack of an active market may impair investors’ ability to sell their shares at the time they wish to sell them or at a price that they consider reasonable, may reduce the market value of their shares and may impair our ability to raise capital.

If securities or industry analysts do not publish research reports about our business, or if they issue an adverse opinion about our business, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of the analysts who cover us issues an adverse opinion about our company, our stock price would likely decline. If one or more of these analysts ceases research coverage of us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Future sales of our common stock in the public market could cause our stock price to fall.

Our stock price could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

As of December 31, 2014, we had 90,426,361 shares of common stock outstanding, including 8,352,714 shares of restricted stock that remained subject to vesting requirements. The resale of 78,475,009 shares, or 86.8% of our outstanding shares as of December 31, 2014 is currently prohibited or otherwise restricted as a result of securities law provisions, market standoff agreements entered into by our stockholders with us or lock-up agreements entered into by our stockholders with the underwriters of our initial public offering; however, subject to applicable securities law restrictions and excluding shares of restricted stock that remain unvested, these shares will be able to be sold in the public market beginning as early as June 17, 2015, except for 625,000 shares which are subject to an extended lock-up until December 18, 2015.

We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans, including upon the exercise of stock options. These shares can be freely sold in the public market upon issuance, subject to the lock-up agreements expiring on June 17, 2015.

As of December 31, 2014, the holders of approximately 65,511,959 shares, or 72.4%, of our common stock outstanding, will have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market.

In addition, in the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and could cause our stock price to decline.

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

Our executive officers, directors and our 10% or greater stockholders, together with their respective affiliates, beneficially owned approximately 55.8% of our capital stock as of December 31, 2014, excluding shares underlying outstanding options. Accordingly, such persons and entities, if they acted together, would be able to determine the composition of the board of directors, retain the voting power to approve many matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

Anti-takeover provisions in our charter documents and under Delaware or Washington law could make an acquisition of us difficult, limit attempts by our stockholders to replace or remove our current management and adversely affect our stock price.

Provisions of our certificate of incorporation and bylaws may delay or discourage transactions involving an actual or potential change in our control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. Therefore, these provisions could adversely affect the price of our stock. Among other things, the certificate of incorporation and bylaws will:

•	permit the board of directors to issue up to 5,000,000 shares of preferred stock, with any rights, preferences and privileges as they may designate;

•	provide that the authorized number of directors may be changed only by resolution of the board of directors;

•	provide that all vacancies, including newly-created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

•	divide the board of directors into three classes;

•	provide that a director may only be removed from the board of directors by the stockholders for cause;

•	require that any action to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and may not be taken by written consent;

•	provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide notice in writing in a timely manner, and meet specific requirements as to the form and content of a stockholder’s notice;

•	prevent cumulative voting rights (therefore allowing the holders of a plurality of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election, if they should so choose);

•	require that, to the fullest extent permitted by law, a stockholder reimburse us for all fees, costs and expenses incurred by us in connection with a proceeding initiated by such stockholder in which such stockholder does not obtain a judgment on the merits that substantially achieves the full remedy sought;

•	provide that special meetings of our stockholders may be called only by the chairman of the board, our chief executive officer (or president, in the absence of a chief executive officer) or by the board of directors; and

•	provide that stockholders will be permitted to amend the bylaws only upon receiving at least two- thirds of the total votes entitled to be cast by holders of all outstanding shares then entitled to vote generally in the election of directors, voting together as a single class.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Likewise, because our principal executive offices are located in Washington, the anti-takeover provisions of the Washington Business Corporation Act may apply to us under certain circumstances now or in the future. These provisions prohibit a “target corporation” from engaging in any of a broad range of business combinations with any stockholder constituting an “acquiring person” for a period of five years following the date on which the stockholder became an “acquiring person.”

Our bylaws provide that any current or former stockholder bringing an unsuccessful action against us or our officers or directors may be obligated to reimburse us for any costs we have incurred in connection with such unsuccessful action.

Our bylaws provide that under certain circumstances the fees, costs, and expenses that we incur in connection with actions or proceedings brought by any current or former stockholder, any current or former director, or any person acting on behalf of such stockholder or director, which we collectively refer to as claiming parties, may be shifted to such persons. If a claiming party asserts any claim, initiates any proceeding, or joins, offers substantial assistance to, or has a direct financial interest in any claim or proceeding against us or any of our directors or officers (including any proceeding purportedly filed on behalf of us or any stockholder), and such claiming party (or the third party that received substantial assistance from a claiming party or in whose claim or proceeding such claiming party has a direct financial interest) is unsuccessful in obtaining a judgment on the merits that substantially achieves, in substance and amount, the full remedy sought, then such claiming party may be obligated to reimburse us and our officers and directors for all fees, costs and expenses of every kind and description, including but not limited to all reasonable attorneys’ fees and other litigation expenses, that we or our officers or directors may incur in connection with such claim, suit, action, or proceeding.

Our fee-shifting bylaw is not limited to specific types of actions, but is rather potentially applicable to the fullest extent permitted by law. Fee-shifting bylaws are relatively new and untested. The case law and potential legislative action on fee shifting bylaws are evolving and there exists considerable uncertainty regarding the validity of, and potential judicial and legislative responses to, such bylaws. For example, it is unclear whether our ability to invoke our fee-shifting bylaw in connection with claims under the federal securities laws would be pre-empted by federal law. Similarly, it is unclear how courts might apply the standard that a claiming party must obtain a judgment that substantially achieves, in substance and amount, the full remedy sought. The application of our fee shifting bylaw in connection with such claims, if any, will depend in part on future developments of the law. We cannot assure you that we will or will not invoke our fee-shifting bylaw in any particular dispute. In addition, given the unsettled state of the law related to fee-shifting bylaws, such as ours, we may incur significant additional costs associated with resolving disputes with respect to such bylaw, which could adversely affect our business and financial condition.

If a stockholder that brings any such claim, suit, action or proceeding is unable to obtain the required judgment, the attorneys’ fees and other litigation expenses that might be shifted to a claiming party are potentially significant. This fee-shifting bylaw, therefore, may dissuade or discourage current or former stockholders (and their attorneys) from initiating lawsuits or claims against us or our directors and officers. In addition, it may impact the fees, contingency or otherwise, required by potential plaintiffs’ attorneys to represent our stockholders or otherwise discourage plaintiffs’ attorneys from representing our stockholders at all. As a result, this bylaw may limit the ability of stockholders to affect the management and direction of our company, particularly through litigation or the threat of litigation.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our bylaws, any action to interpret, apply, enforce, or determine the validity of our certificate of incorporation or bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

We will incur increased costs by being a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also anticipate that we will incur costs associated with relatively recently adopted corporate governance requirements, including requirements of the SEC and NASDAQ. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies.” We could remain an “emerging growth company” for up to five years, or until the earliest of (1) the last day of the first fiscal year in which our annual gross revenue exceeds $1 billion, (2) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. So long as we remain an “emerging growth company,” we expect to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Our management team has broad discretion to use the net proceeds of our December 2014 initial public offering and its investment of these proceeds may not yield a favorable return. We may invest the proceeds of the offering in ways with which investors disagree.

Our management has broad discretion over the use of proceeds from our December 2014 initial public offering, and we could spend the proceeds from the offering in ways our stockholders may not agree with or that do not yield a favorable return, if at all. In addition, until the proceeds are used, they may be placed in investments that do not produce significant income or that may lose value. If we do not invest or apply the proceeds in ways that improve our operating results, we may fail to achieve expected financial results, which could cause our stock price to decline.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our corporate headquarters are located in Seattle, Washington, where we lease approximately 41,000 square feet of office and laboratory space pursuant to lease agreements expiring in June 2017, with an early termination right that may be exercised by us with 120 days’ notice effective any date following March 31, 2016. This facility houses our research, clinical, regulatory, commercial and administrative personnel.

In February 2015, we entered into a ten-year lease of an approximately 68,000 square foot facility in Bothell, Washington, the term of which commenced in March 2015. We plan to remodel the facility to support our clinical and commercial manufacturing activities. We have an early termination right with respect to this lease and options to renew the lease for two additional terms of five years each. See Note 18 to our audited financial statements included in this report for additional information about this lease.

We believe that our existing facilities are adequate for our near-term needs, but expect to need additional space as we grow and expand our operations. We believe that suitable additional or alternative office, laboratory, and manufacturing space would be available as required in the future on commercially reasonable terms.

Item 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition or cash flows.

We are a party in a lawsuit, Trustees of the University of Pennsylvania v. St. Jude Children’s Research Hospital, Civil Action No. 2:13-cv-01502-SD (E.D. Penn.) which began in July 2012. The lawsuit concerns a contractual dispute between Penn and St. Jude and a dispute regarding U.S. Patent No. 8,399,645, which St. Jude has exclusively licensed to us. Together with St. Jude, we are adverse to Penn and Novartis Pharmaceutical Corporation. On August 13, 2014 the Court ordered that a trial in the lawsuit begin in April 2015. We do not expect that a negative outcome in this litigation would have a material adverse effect on our business.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been listed on The NASDAQ Global Select Market under the symbol “JUNO” since December 19, 2014. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low intraday sales price per share of our common stock as reported on The NASDAQ Global Select Market for the period indicated:

Year Ended December 31, 2014:	High	Low
Fourth Quarter (from December 19, 2014)	$56.50	$34.71

Holders of Common Stock

As of March 9, 2015, there were 147 holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock or any other securities. We anticipate that we will retain all available funds and any future earnings, if any, for use in the operation of our business and do not anticipate paying cash dividends in the foreseeable future. In addition, future debt instruments may materially restrict our ability to pay dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.

Performance Graph

This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of Juno Therapeutics, Inc. under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The following graph shows the total stockholder return of an investment of $100 in cash at market close on December 19, 2014 (the first day of trading of our common stock) through December 31, 2014 for (1) our common stock, (2) the NASDAQ Composite Index (U.S.) and (3) the NASDAQ Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	12/19/14	12/31/14
Juno Therapeutics, Inc.	100.00	149.20
NASDAQ Composite	100.00	98.87
NASDAQ Biotechnology	100.00	99.41

Recent Sales of Unregistered Securities

The following list sets forth information regarding all unregistered securities sold by us from January 1, 2014 through December 31, 2014. No underwriters were involved in the sales and the certificates representing the securities sold and issued contain legends restricting transfer of the securities without registration under the Securities Act or an applicable exemption from registration. The share numbers have been adjusted, as appropriate, for the 4-to-1 reverse stock split that occurred on December 8, 2014.

(a)	In July 2014, we issued and sold an aggregate of 5,000,000 shares of Series A convertible preferred stock at $4.00 per share, for aggregate proceeds of $20,000,000, to two accredited investors.

(b)	In April and May 2014, we issued and sold an aggregate of 7,828,023 shares of Series A-2 convertible preferred stock at $4.00 per share, for aggregate proceeds of $31,312,098, to a total of 41 accredited investors.

(c)	In June 2014, we issued and sold an aggregate of 7,828,023 shares of Series A-2 convertible preferred stock at $4.00 per share, for aggregate proceeds of $31,312,098, to a total of 41 accredited investors.

(d)	In July 2014, we issued and sold an aggregate of 7,828,026 shares of Series A-2 convertible preferred stock at $4.00 per share, for aggregate proceeds of $31,312,108, to a total of 41 accredited investors.

(e)	In August 2014, we issued and sold an aggregate of 12,244,661 shares of Series B convertible preferred stock at $10.92 per share, for aggregate proceeds of $133,711,933, to a total of 51 accredited investors.

(f)	In December 2014, we entered into a license agreement pursuant to which we were obligated to issue, subject to the satisfaction of certain conditions, 1,602,564 shares of our capital stock in consideration of the licensor’s grant of rights and licenses to us thereunder. Such conditions were satisfied and the shares were issued on December 24, 2014.

(g)	From January 1, 2014 through August 2014, we granted an aggregate of 4,169,655 shares of our restricted stock to certain employees, directors, and consultants under our 2013 Equity Incentive Plan.

The offers, sales, and issuances of the securities described in clauses (a) through (f) were exempt from registration under the Securities Act under Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited person and had adequate access, through employment, business or other relationships, to information about Juno.

The offers, sales and issuances of the securities described in clause (g) were exempt from registration under the Securities Act under either (1) Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under Rule 701 or (2) Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of such securities were our employees, consultants, or directors and received the securities under our 2013 Equity Incentive Plan. The recipients of securities represented their intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities.

Use of Proceeds from Registered Securities

On December 23, 2014, we closed our initial public offering, in which we sold an aggregate of 12,676,354 shares of common stock at a price to the public of $24.00 per share. The aggregate offering price for shares sold in the offering was $304.2 million. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-200293), which was declared effective by the SEC on December 18, 2014 (the “Registration Statement”), and a registration statement on Form S-1 (File No. 333-201062), which became effective immediately upon filing with the SEC on December 18, 2014. No additional shares were registered. The joint book-running managers for the initial public offering were Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC, and Goldman, Sachs & Co. After deducting underwriting discounts, commissions and offering expenses paid or payable by us of approximately $24.5 million, the net proceeds from the offering were approximately $279.7 million. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

There has been no material change in the planned use of proceeds from our initial public offering as described in the Registration Statement. We invested the funds received in short-term, interest-bearing investment-grade securities and government securities.

Issuer Purchases of Equity Securities

Not applicable

ITEM 6.	SELECTED FINANCIAL DATA.

The selected statement of operations data for the year ended December 31, 2014 and for the period from August 5, 2013 to December 31, 2013, and the selected balance sheet data as of December 31, 2014 and 2013 are derived from our audited financial statements included elsewhere in this report. Our cash used in operations during the year ended December 31, 2014 was $82.5 million, and we ended the year with $474.1 million of cash, cash equivalents, and marketable securities.

Included in net loss attributable to common stockholders in the year ended December 31, 2014 are non-cash expenses of an aggregate of $229.7 million related to the estimated success payment liabilities to FHCRC and MSK ($84.9 million), non-cash deemed dividends recorded upon issuance of our convertible preferred stock ($67.5 million), the non-cash portion of an upfront fee to acquire technology from Opus Bio related to our CD22-directed product candidate JCAR018 ($64.1 million), changes in the fair value of our Series A and Series A-2 convertible preferred stock options ($10.7 million), and stock-compensation expense related to a former co-founding director who became a consultant upon his departure from the board of directors ($2.5 million). The expense related to the non-cash upfront fee of $64.1 million was calculated by multiplying the number of shares issued, or 1,602,564 shares, by the fair value of our common stock on the date of issuance of December 24, 2014. Also included in net loss attributable to common stockholders in 2014 is $20.0 million for the cash portion of the upfront fee to acquire technology related to JCAR018.

Our historical results are not necessarily indicative of the results that may be expected in the future. You should read the selected historical financial data below in conjunction with Part II—Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and the audited financial statements and related notes included elsewhere in this report.

	Year Ended December 31, 2014	Period from August 5, 2013 to December 31, 2013
	(in thousands, except share and per share amounts)
Statements of operations data:
Operating expenses:
Research and development (1)	$204,511	$46,245
General and administrative	19,529	4,238
Litigation	8,718	1,195

Total operating expenses	232,758	51,678

Loss from operations	(232,758)	(51,678)
Interest income	69	—
Other income (expense) (2)	(10,718)	(142)

Net loss	$(243,407)	$(51,820)

Net loss attributable to common stockholders:
Net loss	(243,407)	(51,820)
Deemed dividends upon issuance of convertible preferred stock, non-cash (3)	(67,464)	—

Net loss attributable to common stockholders	$(310,871)	$(51,820)

Net loss per share attributable to common stockholders, basic and diluted	$(36.82)	$(14.16)

Weighted average common shares outstanding, basic and diluted	8,442,947	3,658,687

(1)

Research and development expense for the year ended December 31, 2014 includes non-cash expense of $84.9 million associated with the portion of the success payment liability to FHCRC and MSK attributable to the elapsed service period, $64.1 million for the non-cash portion of the upfront fee to acquire technology related to JCAR018, and $20.0 million for the cash portion of the upfront fee to acquire technology related to JCAR018.
(2)	Consists of the non-cash change in value of our convertible preferred stock options of $10.7 million associated with our Series A convertible preferred stock financing and Series A-2 convertible preferred stock financing for the year ended December 31, 2014. Refer to the caption “Convertible Preferred Stock Option” in Note 2 of our audited financial statements included elsewhere in this report.
(3)	We recorded non-cash deemed dividends of an aggregate of $67.5 million in the year ended December 31, 2014 related to the amount by which the fair value of convertible preferred stock we issued during the period exceeded the actual cash proceeds from the sale and issuance of such convertible preferred stock. Refer to the caption “Deemed Dividends Upon Issuance of Convertible Preferred Stock, Non-Cash” in Note 2 of our audited financial statements included elsewhere in this report for a description of the deemed dividends recorded upon issuance of convertible preferred stock.

	As of December 31,
	2014	2013
	(in thousands)
Balance sheet data:
Cash, cash equivalents, and marketable securities	$474,051	$35,966
Working capital	338,642	25,007
Total assets	489,163	40,094
Total liabilities	100,631	11,193
Convertible preferred stock	—	72,583
Common stock and additional paid-in capital	734,903	8,138
Accumulated deficit (1)	(346,281)	(51,820)
Total stockholders’ equity (deficit)	$388,532	$(43,682)

(1)	Accumulated deficit as of December 31, 2014 includes $51.1 million related to non-cash deemed dividends, non-cash expense of $84.9 million associated with the portion of the success payment liability to FHCRC and MSK attributable to the elapsed service period, and $84.1 million in upfront fees to acquire technology related to JCAR018, of which $20.0 million was paid in cash and $64.1 million was paid through the issuance of common stock. See note (1) to the summary statements of operations data above.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties, as described in the section of this report captioned “Forward-Looking Statements and Market Data.” As a result of many factors, such as those set forth in Part I—Item 1A—“Risk Factors” of this report and elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are building a fully-integrated biopharmaceutical company focused on developing cell-based cancer immunotherapies based on our CAR and high-affinity TCR technologies to genetically engineer T cells to recognize and kill cancer cells.

We have shown compelling evidence of tumor shrinkage in clinical trials using multiple cell-based product candidates to address refractory B cell lymphomas and leukemias. Before the end of 2015, we plan to have commenced a Phase II trial that could support accelerated U.S. regulatory approval in r/r ALL, a Phase I trial in r/r NHL, and Phase I trials for at least five additional product candidates that target different cancer-associated proteins in hematological and solid organ cancers. Patient enrollment has begun in two of these Phase I trials as of the date of this report.

We have assembled a talented group of scientists, engineers, clinicians, directors, and other advisers who consolidate and develop technologies and intellectual property from some of the world’s leading research institutions, including FHCRC, MSK, SCRI, and the NCI.

•	In October 2013, we acquired substantially all of the assets of ZetaRx, including patent license agreements with FHCRC and the City of Hope.

•	In October 2013, we acquired a license to specific patent rights owned by, and entered into a collaboration agreement with, FHCRC.

•	In November 2013, we acquired a license to specific patent rights owned by, and entered into a master sponsored research agreement, and a master clinical study agreement with, MSK.

•	In December 2013, we obtained control over, and the right to a majority of any recovery above a certain threshold from, the causes of action owned by St. Jude in Trustees of the University of Pennsylvania v. St. Jude Children’s Research Hospital, Civil Action No. 2:13-cv-01502-SD (E.D. Penn.), as well as a license to specific patent rights owned by St. Jude, including U.S. Patent No. 8,399,645.

•	In February 2014, we acquired a license to specific patent rights owned by, and a sponsored research agreement with, SCRI.

•	In December 2014, we acquired an exclusive license from Opus Bio under certain NCI patent rights related to our CD22-directed CAR product candidate, JCAR018.

See the section captioned “Licenses and Third-Party Research Collaborations” in Part I—Item 1—“Business” of this report for more information about the foregoing agreements.

We have agreed to make success payments to each of FHCRC and MSK pursuant to the terms of our collaboration agreements with each of those entities. For additional information regarding these success payments, see the section below captioned “Critical Accounting Polices and Significant Judgments and Estimates—Success Payments.”

We are devoting significant resources to process development and manufacturing in order to optimize the safety and efficacy of our product candidates, as well as our cost of goods and time to market. To date, we have leveraged our relationships with our founding institutions for manufacturing for our clinical trials; however, we are in the process of both establishing our own manufacturing facility and bringing a CMO on-line to support cGMP manufacturing to meet the expected demand needs of clinical supply and commercial launch.

Our goal is to carefully manage our fixed cost structure, maximize optionality, and drive long-term cost of goods as low as possible. The use of one or more CMOs with established cGMP infrastructure will increase the speed with which capacity can be brought on-line. We plan to complement the use of one or more CMOs by establishing our own cGMP manufacturing facility to be brought on-line after the first CMO. As described in Part I—Item 2—“Properties” of this report, we have entered into a ten-year lease for a facility that we plan to remodel to support our clinical and commercial manufacturing activities. We believe that operating our own manufacturing facility will provide us with enhanced control of material supply for both clinical trials and the commercial market, will enable the more rapid implementation of process changes, and will allow for better long-term margins.

To date, we have not generated any revenue. In the future, we may generate revenue from product sales, collaboration agreements, strategic alliances and licensing arrangements, or a combination of these. We expect that any revenue we generate will fluctuate from quarter to quarter and year to year as a result of the timing and amount of license fees, milestones, reimbursement of costs incurred and other payments and product sales, to the extent any are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval of them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Cash used in operations for the year ended December 31, 2014 was $82.5 million compared with cash used in operations of $30.5 million for the period from August 5, 2013 to December 31, 2013. As of December 31, 2014, we had cash, cash equivalents, and marketable securities of $474.1 million compared with $36.0 million as of December 31, 2013.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Research and Development Expenses

We record expense for research and development costs to operations as incurred. Research and development expenses represent costs incurred by us for the discovery and development of our product candidates and include: salaries and personnel-related costs, including non-cash stock-based compensation, external research and development expenses incurred under arrangements with third parties, such as CROs, CMOs, academic and non-profit institutions and consultants, license fees and other expenses, which include direct and allocated expenses for laboratory, facilities and other supplies. Research and development costs also include the estimated fair value of the potential liability associated with our success payments to FHCRC and MSK which are described below under “—Success Payments.”

As part of the process of preparing financial statements, we are required to estimate and accrue expenses, a significant portion of which are research and development expenses. Costs for certain research and development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and our clinical sites. This process involves the following:

•	communicating with our applicable internal personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost;

•	estimating and accruing expenses in our financial statements as of each balance sheet date based on facts and circumstances known to us at the time; and

•	periodically confirming the accuracy of our estimates with selected service providers and making adjustments, if necessary.

Examples of estimated research and development expenses that we accrue include:

•	clinical trial costs;

•	external research and development expenses incurred under arrangements with third parties, such as CROs, CMOs, academic and non-profit institutions and consultants;

•	license fees for technology which has not reached technological feasibility and does not have an alternative future use; and

•	other expenses, which include direct and allocated expenses for laboratory, facilities, and other costs.

We base our expense accruals related to clinical trials on patient enrollment and our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions that conduct and manage clinical trials on our behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on several factors, such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. For service contracts entered into that include a nonrefundable prepayment for service the upfront payment is deferred and recognized in the statement of operations as the services are rendered.

To date, we have not experienced significant changes in our estimates of accrued research and development expenses after a reporting period. However, due to the nature of estimates, we cannot assure you that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical trials and other research activities.

Stock-Based Compensation

Under the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 718, Compensation—Stock Compensation, we measure and recognize compensation expense for restricted stock and stock options granted to our employees and directors based on the fair value of the awards on the date of grant. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model that requires management to apply judgment and make estimates, including:

•	the expected term of the stock option award, which we calculate using the simplified method, as permitted by the SEC Staff Accounting Bulletin No. 110, Share-Based Payment, as we have insufficient historical information regarding our stock options to provide a basis for an estimate;

•	the expected volatility of our underlying common stock, which we estimate based on the historical volatility of a representative group of publicly traded biopharmaceutical companies with similar characteristics to us, as we have insufficient historical information regarding our stock options to provide a basis for an estimate;

•	the risk-free interest rate, which we based on the yield curve of U.S. Treasury securities with periods commensurate with the expected term of the options being valued;

•	the expected dividend yield, which we estimate to be zero based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends; and

•	the fair value of our common stock on the date of grant.

Stock-based compensation expense for restricted stock and stock options is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. We are required to estimate a forfeiture rate to calculate the stock-based compensation expense for our awards. Our forfeiture rate is based on an analysis of our actual forfeitures since the adoption of our equity award plan. Since inception our estimated forfeiture rate has been de minimis. We routinely evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover, and expectations of future option exercise behavior.

We have also granted restricted stock awards that vest in conjunction with certain performance conditions to certain key employees, scientific founders, and directors. At each reporting date, we are required to evaluate whether the achievement of the performance condition is probable. Compensation expense is recorded over the appropriate service period based on our assessment of the probability of achieving each performance provision or the occurrence of other events that may cause the awards to accelerate and vest.

We also grant stock-based awards to certain service providers who are not employees, scientific founders, or directors. Compensation expense for stock-based awards granted to such persons or to directors for non-board related services is accounted for based on the fair value of such services received or the equity instrument issued, whichever is more reliably measured. The fair value of such awards is subject to remeasurement at each reporting period until services required under the arrangement are completed, which is the vesting date. We have made a few stock-based awards to consultants that are accounted for in this manner, but the most significant such award is a 2013 restricted stock award made to a former co-founding director who became a consultant upon his departure from the board of directors in 2014.

Determination of the fair value of our common stock on grant dates prior to our initial public offering (“IPO”)

Prior to becoming a public company, the fair value of the common stock underlying our stock-based awards was determined on each grant date by our board of directors, taking into account input from management and independent third-party valuation analyses. Our board of directors is comprised of a majority of non-employee directors with significant experience investing in and operating companies in the biotechnology industry. All stock-based awards were intended to be granted at a price no less than the fair value per share of our common stock based on information known to us on the date of grant. In the absence of a public trading market for our common stock on each grant date we determined the fair value of our common stock using methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the “AICPA Guide”).

Because our common stock was not publicly traded, the board of directors exercised significant judgment in determining the fair value of our common stock. Changes in judgments could have had a material impact on our results of operations.

For stock-based awards made prior to September 2014, our board of directors considered various objective and subjective factors, with input from management, to determine the value of our common stock, including:

•	the hiring of key personnel;

•	our financial condition as of such date;

•	the status of our research and development efforts;

•	the status of strategic transactions, including the acquisition of intellectual property and technology;

•	the public trading price or private sale price of comparable companies;

•	the lack of marketability of our common stock as a private company;

•	risk factors relevant to our business;

•	capital market conditions generally; and

•	the prices of shares of our preferred stock sold to investors in arm’s length transactions, and the rights, preferences and privileges of our preferred stock relative to our common stock.

For financial reporting purposes for the periods ending December 31, 2013 and December 31, 2014 on a retrospective basis, our management also considered estimated fair values determined on a retrospective basis by an independent third party valuation firm in accordance with the guidance provided by the AICPA Guide. For stock-based grants beginning in September 2014 until the date we became a public company, the fair value of our common stock was determined in connection with such grants by our board of directors based upon the factors described above and with consideration given to contemporaneous valuations of our common stock prepared by the same independent third party valuation firm in accordance with the guidance provided by the AICPA Guide.

The methods used by the independent third party valuation firm were:

•	Option Pricing Method (“OPM”). The OPM treats the rights of the holders of preferred and common stock as equivalent to call options on the value of the enterprise above certain break points of value based upon the liquidation preferences of the holders of preferred stock, as well as their rights to participation and conversion. Under this method, the common stock has value only if the funds available for distribution to the stockholders exceed the value of the liquidation preference(s) at the time of the liquidity event. The OPM uses the Black-Scholes option pricing model. This model defines securities’ fair values as functions of the current fair value of a company and uses assumptions, such as the anticipated timing of a potential liquidity event, the estimated applicable risk-free rate, and the estimated volatility of the equity securities.

•	Probability-weighted Expected Return Method (“PWERM”). The PWERM considers various potential liquidity outcomes, including in our case an initial public offering, the sale of our company, dissolution and staying private, and assigns probabilities to each outcome to arrive at a weighted equity value.

The valuation of our common stock in 2013 was based on the OPM and subsequent valuations were based on the hybrid method of the OPM and the PWERM consistent with how such hybrid method is described in the AICPA Guide.

Determination of the fair value of our common stock on grant dates following our IPO

For stock awards made following the IPO, we will determine the fair value of each share of common stock underlying such awards based on the closing price of our common stock as reported by The NASDAQ Global Select Market on the date of grant.

We recorded stock-based compensation expense for restricted stock grants and stock options granted to employees, scientific founders, and directors of $3.7 million and $0.1 million in the year ended December 31, 2014 and the period from August 5, 2013 to December 31, 2013, respectively. We recorded stock-based compensation expense for restricted stock grants and stock options granted to other service providers of $2.8 million in the year ended December 31, 2014, of which $2.5 million was related to a former co-founding director who became a consultant upon his departure from the board of directors. Stock-based compensation expense related to restricted stock granted to consultants was immaterial for the period from August 5, 2013 to

December 31, 2013. In future periods, we expect stock-based compensation expense related to employee, scientific founders, and director grants to increase, due in part to our existing unrecognized stock-based compensation expense and as we grant additional stock-based awards to continue to attract and retain our employees and directors. We expect stock-based compensation expense related to grants to other service providers to fluctuate, sometimes significantly, based on the fair value of our common stock at each reporting period. We expect the most significant such fluctuation will be related to the grant to the former co-founding director who became a consultant upon his departure from the board of directors in 2014, due to the size of such grant, which was made at the founding of the company in 2013.

Convertible Preferred Stock Option

We have raised capital through several rounds of private preferred stock financings, each of which included multiple closings. The Series A and Series A-2 convertible preferred stock purchase agreements each included subsequent closings under our control, as well as potential obligations to sell such shares upon the occurrence of certain events. We assessed our rights to control subsequent closings and our potential obligations under each agreement and determined that the financial instruments should be treated as a single unit of accounting under each of the Series A and Series A-2 agreements. These financial instruments were recognized at inception at fair value and classified outside of equity in accordance with ASC 480, Distinguishing Liabilities from Equity. The preferred stock options were revalued at each subsequent balance sheet date, with fair value changes recognized as increases or reductions to other income (expense), net in the statements of operations. We estimated the fair value of these instruments based on commonly used methods recommended by the AICPA and other accounting guidance. As of each valuation date, the fair value was estimated using the Black-Scholes option pricing model and assumptions that were based on the individual characteristics of the option on the valuation date, as well as assumptions for expected volatility, expected term, and risk-free interest rate. Determining the appropriate fair value model and calculating the fair value of the convertible preferred stock options required considerable judgment, and a small change in certain estimates used may lead to a relatively large change in the estimated fair value. Other expense of $10.7 million was recorded in the year ended December 31, 2014 related to changes in the fair value of the convertible preferred stock options. All of the Series A and Series A-2 convertible preferred stock converted to common stock in connection with our initial public offering.

Deemed Dividends Upon Issuance of Convertible Preferred Stock, Non-Cash

We have raised capital through several rounds of private preferred stock financings, each of which included multiple closings. As of the dates of certain of the subsequent closings of the Series A and Series A-2 convertible preferred stock financings, the estimated fair value of the Series A and A-2 convertible preferred stock was greater than the issuance price per share of $4.00. For financial reporting purposes, the estimated fair value of the Series A and Series A-2 convertible preferred stock at these closing dates was derived taking into account numerous valuation factors, including, but not limited to, retrospective valuations performed by independent third party valuation firms, our stage of development, capital resources, current business plans, likelihood of achieving a liquidity event, and the rights, preferences, and privileges of our Series A and Series A-2 convertible preferred stock compared to the rights, preferences and privileges of our other outstanding equity securities. The differences between the estimated fair value of the Series A and Series A-2 convertible preferred stock shares as of the respective closing dates and the issuance prices of the shares were deemed to be equivalent to preferred stock dividends. As a result, we recorded deemed dividends of $67.5 million in the year ended December 31, 2014. The deemed dividends were recorded as an increase in convertible preferred stock of $67.5 million, a decrease in additional paid-in capital of $16.4 million, and an increase in accumulated deficit of $51.1 million. The deemed dividends increased the net loss attributable to common stockholders by $67.5 million in the calculation of basic and diluted net loss per common share for the year ended December 31, 2014. All of the Series A and Series A-2 convertible preferred stock converted to common stock in connection with our initial public offering.

Success Payments

Fred Hutchinson Cancer Research Center

Under the terms of our collaboration agreement with FHCRC, we granted FHCRC the right to receive certain share-based success payments, payable in cash or publicly-traded equity at our discretion. These success payments are based on increases in the estimated fair value of our common stock, with such payments determined upon, and payable following, certain events (valuation measurement dates) during the term of the success payment agreement, in each case as described in more detail in the section captioned “Licenses and Third-Party Research Collaborations” in Part I—Item 1—“Business” of this report. The amount of a success payment is determined based on whether the value of our common stock meets or exceeds certain specified threshold values ascending from $20.00 per share to $160.00 per share, in each case subject to adjustment for any stock dividend, stock split, combination of shares, or other similar events. Each threshold is associated with a success payment, ascending from $10 million at $20.00 per share to $375 million at $160.00 per share, payable if such threshold is reached. Any previous success payments made to FHCRC are credited against the success payment owed as of any valuation measurement date, so that FHCRC does not receive multiple success payments in connection with the same threshold. The success payments to FHCRC are not to exceed, in aggregate, $375 million, which would only be owed when the value of the common stock reaches $160.00 per share. In June 2014, we entered into an agreement with FHCRC in which certain indirect costs related to the collaboration projects conducted by FHCRC are fully creditable against any success payments. See Note 4 to our audited financial statements included in this report for a summary of the value of success payments required to be made at different price levels.

The success payment liability is initially accounted for under ASC 505-50, Equity-Based Payments to Non-Employees. The success payment liability is estimated at fair value at inception and at each subsequent balance sheet date and the expense is amortized using the accelerated attribution method over the term of the related collaboration agreement, which is initially six years. The success payment expense is classified as research and development because it is directly associated with our collaboration agreement with FHCRC. To determine the estimated fair value of the success payments we used a Monte Carlo simulation methodology which models the future movement of stock prices based on several key parameters combined with empirical knowledge of the process governing the behavior of the stock price. The following variables were incorporated in the calculation of the estimated fair value of the success payment liability as of December 31, 2014: estimated term of the success payments, stock price, expected volatility, risk-free interest rate, estimated number and timing of valuation measurement dates, and estimated indirect costs related to the collaboration projects conducted by FHCRC that are creditable against the success payments. Once the service period ends, which we expect will occur in 2019, the success payment liability will be accounted for under ASC 815, Derivatives and Hedging.

As of December 31, 2014, the estimated fair value of the success payment liability was approximately $139.1 million. We recorded research and development expense of $61.2 million in the year ended December 31, 2014 and a corresponding liability on the balance sheet. The expense associated with the success payment liability is amortized using the accelerated attribution method over the service period. The $61.2 million of expense represents the accrued portion of the estimated success payment liability attributable to each potential valuation measurement date. The assumptions used to estimate the fair value of the success payment liability are subject to a significant amount of judgment including the expected volatility of our common stock, estimated term, and estimated number and timing of valuation measurement dates. A small change in our stock price or other assumptions may have a relatively large change in the estimated fair value of the success payment liability and associated expense. For example, keeping all other variables constant, a hypothetical 10% increase in our stock price at December 31, 2014 from $52.22 per share to $57.44 per share would have increased the expense recorded in 2014 associated with the success payment liability by $6.3 million to $67.5 million. A hypothetical 10% decrease in our stock price from $52.22 per share to $47.00 per share would have decreased the expense recorded in 2014 associated with the success payment liability by $6.6 million to $54.6 million. Further, keeping all other variables constant, a hypothetical 35% increase in our stock price at December 31, 2014 from $52.22 per share to $70.50 per share would have increased the expense recorded in 2014 associated with the success payment liability by $21.1 million to $82.3 million. A hypothetical 35% decrease in our stock price from $52.22 per share to $33.94 per share would have decreased the expense recorded in 2014 associated with the success payment liability by $24.0 million to $37.2 million.

Memorial Sloan Kettering Cancer Center

Under the terms of our collaboration agreement with MSK we granted MSK the right to receive certain share-based success payments, payable in cash or publicly-traded equity at our discretion. These success payments are based on increases in the per share fair market value of our common stock, with such payments determined upon, and payable following, certain events (valuation measurement dates) during the term of the success payment agreement, in each case as described in more detail in the section captioned “Licenses and Third-Party Research Collaborations” in Part I—Item 1—“Business” of this report. The amount of a success payment is determined based on whether the value of our common stock meets or exceeds certain specified threshold values ascending from $40.00 per share to $120.00 per share, in each case subject to adjustment for any stock dividend, stock split, combination of shares, or other similar events. Each threshold is associated with a success payment, ascending from $10 million at $40.00 per share to $150 million at $120.00 per share, payable if such threshold is reached. Any previous success payments made to MSK are credited against the success payment owed as of any valuation measurement date, so that MSK does not receive multiple success payments in connection with the same threshold. The success payments paid to MSK will not exceed, in aggregate, $150 million, which would only be owed when the value of the common stock reaches $120.00 per share. See Note 4 to our audited financial statements included in this report for a summary of the value of success payments required to be made at different price levels.

The success payment liability is initially accounted for under ASC 505-50, Equity-Based Payments to Non-Employees. The success payment liability is estimated at fair value at inception and at each subsequent balance sheet date and the expense is amortized using the accelerated attribution method over the term of the related collaboration agreement, which is initially five years. The success payment expense is classified as research and development because it is directly associated with our collaboration agreement with MSK. To determine the estimated fair value of the success payments we used a Monte Carlo simulation methodology which models the future movement of stock prices based on several key parameters combined with empirical knowledge of the process governing the behavior of the stock price. The following variables were incorporated in the calculation of the estimated fair value of the success payment liability as of December 31, 2014: estimated term of the success payments, stock price, expected volatility, risk-free interest rate, and estimated number and timing of valuation measurement dates. Once the service period ends, which we expect will occur in 2018, the success payment liability will be accounted for under ASC 815, Derivatives and Hedging.

As of December 31, 2014, the estimated fair value of the success payment liability was approximately $56.8 million. We recorded research and development expense of $23.7 million in the year ended December 31, 2014 and a corresponding liability on the balance sheet. The expense associated with the success payment liability is amortized using the accelerated attribution method over the service period. The $23.7 million of expense represents the accrued portion of the estimated success payment liability attributable to each potential valuation measurement date. The assumptions used to estimate the fair value of the success payment liability are subject to a significant amount of judgment including the expected volatility of our common stock, estimated term, and estimated number and timing of valuation measurement dates. A small change in our stock price or other assumptions may have a relatively large change in the estimated fair value of the success payment liability and associated expense. For example, keeping all other variables constant, a hypothetical 10% increase in our stock price at December 31, 2014 from $52.22 per share to $57.44 per share, would have increased the expense recorded in 2014 associated with the success payment liability by $2.7 million to $26.4 million. A hypothetical 10% decrease in our stock price from $52.22 per share to $47.00 per share would have increased the expense recorded in 2014 associated with the success payment liability by $2.8 million to $20.9 million. Further, keeping all other variables constant, a hypothetical 35% increase in our stock price at December 31, 2014 from $52.22 per share to $70.50 per share would have increased the expense recorded in 2014 associated with the success payment liability by $9.1 million to $32.8 million. A hypothetical 35% decrease in our stock price from $52.22 per share to $33.94 per share would have decreased the expense recorded in 2014 associated with the success payment liability by $10.2 million to $13.5 million.

Components of Operating Results

Operating Expenses

Research and Development

Research and development expenses represent costs incurred by us for the discovery, development, and manufacture of our product candidates and include: license fees to acquire technology, external research and development expenses incurred under arrangements with third parties, such as CROs, CMOs, academic and non- profit institutions and consultants, salaries and personnel-related costs, including non-cash stock-based compensation, the estimated fair value of the liability attributable to the elapsed service period as of the balance sheet date associated with our success payments to FHCRC and MSK, and other expenses, which include direct and allocated expenses for laboratory, facilities, and other costs.

We use our employee and infrastructure resources across multiple research and development programs directed toward developing our cell-based platform and for identifying and developing product candidates. We manage certain activities such as contract research, clinical trial operations, and manufacture of product candidates through our partner institutions or other third-party vendors. We track our significant external costs by product candidate. Due to the number of ongoing projects and our ability to use resources across several projects, we do not record or maintain information regarding the indirect operating costs incurred for our research and development programs on a program-specific basis.

Research and development activities account for a significant portion of our operating expenses. Excluding amounts attributable to changes in the estimated fair value of the success payment liability and upfront fees to acquire technology, we expect our research and development expenses to increase over the next several years as we implement our business strategy which includes conducting existing and new clinical trials, manufacturing clinical trial and preclinical study materials, expanding our research and development and process development efforts, seeking regulatory approvals for our product candidates that successfully complete clinical trials, and costs associated with hiring additional personnel to support our research and development efforts. Research and development expense related to our success payments is unpredictable and may vary significantly from quarter to quarter and year to year due to changes in our stock price or other assumptions used in the calculation. A significant decline in the estimated value of the success payment liability may result in negative expense and possibly net income during the period. In addition, we expect to incur expense for acquisition of technology in the future, but the timing and amount of those expenses cannot be estimated with reliability and may also fluctuate from quarter to quarter and year to year.

General and Administrative

General and administrative expenses consist of salaries and personnel-related costs, including non-cash stock-based compensation, for our personnel in executive, legal, finance and accounting, and other administrative functions, non-litigation legal costs, as well as fees paid for accounting and tax services, consulting fees and facility costs not otherwise included in research and development expenses. Non-litigation legal costs include general corporate legal fees and patent costs.

We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities, potential commercialization of our product candidates, and the increased costs of operating as a public company. These increases will likely include costs related to outside consultants, attorneys, and accountants, among other expenses.

Litigation

Litigation expense includes legal expense we have directly incurred with respect to the Penn litigation, as well as expenses we are required to reimburse to St. Jude with respect to such litigation.

Other Income (Expense)

Other income (expense) consists of changes in the fair value of our Series A and Series A-2 convertible preferred stock options, which are described above under “Critical Accounting Policies and Significant Judgments and Estimates—Convertible Preferred Stock Options.” Such options were exercised or expired during the year ended December 31, 2014.

Deemed Dividends upon Issuance of Convertible Preferred Stock, Non-Cash

The non-cash deemed dividends upon issuance of convertible preferred stock are equal to the amount by which the fair value of the convertible preferred stock we issued during the period exceeds the actual cash proceeds from the sale and issuance of such convertible preferred stock. As we do not plan to issue any convertible preferred stock in future periods, we do not expect any expense in periods beyond 2014 related to the issuance of convertible preferred stock.

Results of Operations

Year Ended December 31, 2014 Compared to Period from August 5, 2013 to December 31, 2013

The following table summarizes our results of operations for the year ended December 31, 2014 and the period from August 5, 2013 to December 31, 2013 (in thousands):

	Year Ended December 31, 2014	Period from August 5, 2013 to December 31, 2013
Operating expenses:
Research and development	$204,511	$46,245
General and administrative	19,529	4,238
Litigation	8,718	1,195

Total operating expenses	232,758	51,678

Loss from operations	(232,758)	(51,678)
Interest income	69
Other income (expenses)	(10,718)	(142)

Net loss	$(243,407)	$(51,820)

Net loss attributable to common stockholders:
Net loss	(243,407)	(51,820)
Deemed dividends upon issuance of convertible preferred stock, non-cash	(67,464)	—

Net loss attributable to common stockholders	$(310,871)	$(51,820)

Operating Expenses

Research and Development Expenses. Research and development expenses in the year ended December 31, 2014 were $204.5 million consisting primarily of:

•	$84.9 million associated with the portion of the estimated success payment liability to FHCRC and MSK attributable to the elapsed service period;

•	$84.1 million in upfront fees to acquire technology related to our CD22-directed product candidate, JCAR018, $64.1 million of which was paid through the issuance of stock (calculated by multiplying the number of shares issued, or 1,602,564 shares, by the fair value of our common stock on the date of issuance of December 24, 2014), and $20.0 million was paid in cash;

•	$30.1 million of costs to expand our overall research and development capabilities and advance programs at our founding institutions, including clinical and research costs under our collaboration agreements, personnel costs, contract research, manufacturing costs in support of our clinical trials, initial fees under a development agreement with a third party, facilities and allocated overhead costs, consulting costs, and lab supplies; and

•	$2.9 million of non-cash stock-based compensation, of which $2.5 million is related to a former co-founding director who became a consultant upon his departure from the board of directors.

Research and development expenses in the period from August 5, 2013 to December 31, 2013 were $46.2 million consisting primarily of $44.5 million in upfront fees to acquire technology, $0.5 million in clinical development costs, and $0.5 million in personnel-related costs. Included in the $44.5 million in upfront fees to acquire technology is $25.0 million, $0.3 million and $6.9 million in cash payments to St. Jude, FHCRC, and MSK, respectively, $9.8 million of non-cash stock-based expense associated with stock issuances to ZetaRx, FHCRC, and MSK, and $2.5 million in other expenses in connection with the ZetaRx transaction. The cash payment to St. Jude and the cash payment and non-cash stock-based expense associated with the stock issuance to FHCRC were made in connection with our JCAR014 program and the cash payments and non-cash stock-based expense associated with the stock issuance to MSK were related to our JCAR015 program.

Our research and development expenses by project were as follows for the year ended December 31, 2014 and the period from August 5, 2013 to December 31, 2013 (in thousands):

	Year Ended December 31, 2014	Period from August 5, 2013 to December 31, 2013
Project-specific external costs:
JCAR015	$4,237	$7,706
JCAR014	4,364	3,857
Costs associated with acquisition of non-CD19 technology	84,087	8,400
Platform development	3,310	—
CD19 general, including JCAR017	1,356	25,000
Early development	5,546	—
Success payment expense related to FHCRC collaboration agreement	61,362	—
Success payment expense related to MSK collaboration agreement	23,702	—
Unallocated internal and external research and development costs	16,547	1,282

Total research and development expenses	$204,511	$46,245

General and Administrative Expenses. General and administrative expenses in the year ended December 31, 2014 were $19.5 million consisting primarily of personnel related costs of $10.2 million, including $3.5 million of non-cash stock-based compensation, $4.3 million of general corporate legal fees and patent costs, $2.8 million of consulting fees to support our operations, and $0.9 million of facilities and allocated overhead costs.

General and administrative expense for the period from August 5, 2013 to December 31, 2013 consisted primarily of $2.8 million in patent and corporate legal costs, $0.4 million of personnel-related costs, and $0.4 million of non-cash stock-based compensation expense.

Litigation Expense. Litigation expense in the year ended December 31, 2014 was $8.7 million consisting primarily of $5.1 million in legal costs we incurred directly in connection with the Penn litigation and $3.6 million in costs we were required to reimburse St. Jude in connection with such litigation. Included in litigation expenses in the period from August 5, 2013 to December 31, 2013 was $1.0 million in costs we incurred directly in connection with the Penn litigation and $0.2 million in costs we were required to reimburse St. Jude in connection with such litigation. In future periods, we anticipate increased costs associated with the Penn litigation, which is currently scheduled for trial in April 2015.

Other Income (Expense). Other income (expense) consists of changes in the fair value of our Series A and Series A-2 convertible preferred stock options of $10.7 million. The value of our Series A convertible preferred stock option, which was $3.8 million at December 31, 2013, was revalued to $0 prior to exercise in July 2014 and as a result we recorded other expense of $3.8 million during the year ended December 31, 2014. Our Series A-2 convertible preferred stock options were recorded at a fair value of $6.9 million using an option pricing model and classified as an asset upon the initial closing of the Series A-2 convertible preferred stock financing in April 2014. The value of each of our Series A-2 convertible preferred stock options was revalued to $0 prior to exercise in June and July 2014, resulting in other expense of $6.9 million for the year ended December 31, 2014.

Deemed Dividends Upon Issuance of Convertible Preferred Stock, Non-Cash. We recorded deemed dividends of $67.5 million in the year ended December 31, 2014 related to the amount by which the fair value of the convertible preferred stock we issued during the period exceeded the actual cash proceeds from the sale and issuance of such convertible preferred stock. The deemed dividends increased convertible preferred stock by $67.5 million, reduced additional paid-in capital by $16.4 million, and increased accumulated deficit by $51.1 million. The deemed dividends increased the net loss attributable to common stockholders by $67.5 million in the calculation of basic and diluted net loss per common share for the year ended December 31, 2014.

Liquidity and Capital Resources

Sources of Liquidity

To date we have raised an aggregate of approximately $618 million in gross proceeds, through our IPO and private placements of our convertible preferred stock which we have used to fund our operations. As of December 31, 2014, we had $474.1 million in cash, cash equivalents and marketable securities.

Prior to our IPO, we funded our operations through private placements of convertible preferred stock. In October 2013, we entered into a Series A convertible preferred stock purchase agreement with certain investors and sold an aggregate of 8.8 million shares of Series A convertible preferred stock at a price of $4.00 per share, for gross proceeds of $35.0 million. The agreement provided for two additional tranches of Series A convertible preferred stock, which we closed in December 2013 and July 2014, selling an additional 12.9 million shares of Series A convertible preferred stock at a price of $4.00 per share, resulting in gross proceeds of $51.7 million. Total gross proceeds from the Series A convertible preferred stock financing were $86.7 million.

In April 2014, we entered into a Series A-2 convertible preferred stock purchase agreement with certain investors and in April, May and June 2014, we sold an aggregate of 15.7 million shares of Series A-2 convertible preferred stock at a price of $4.00 per share, for gross proceeds of $62.6 million. In July 2014, we sold the final tranche of 7.8 million shares of Series A-2 convertible preferred stock at a price of $4.00 per share, for gross proceeds of $31.3 million. Total gross proceeds from the Series A-2 convertible preferred stock financing were $93.9 million.

In August 2014, we sold an aggregate of 12.2 million shares of Series B convertible preferred stock at a price of $10.92 per share for gross proceeds of $133.7 million.

In December 2014, we completed our IPO and sold 11.0 million shares of our common stock at a price to the public of $24.00 per share. Additionally, the underwriters exercised their option to purchase an additional 1.7 million shares. Net proceeds of the IPO after deducting underwriting commissions of $21.3 million and offering expenses of $3.2 million were approximately $279.7 million. Costs directly associated with our IPO were capitalized and recorded as deferred IPO costs prior to the completion of our IPO. These costs have been recorded in stockholders’ equity as a reduction of the proceeds received from the IPO. Upon completion of our IPO, all outstanding shares of our convertible preferred stock were converted into 59.9 million shares of common stock.

Plan of Operation and Future Funding Requirements

Our plan of operation for the years ending December 31, 2015 and 2016 is to continue implementing our business strategy, including conducting additional trials for our CD19 product candidates, advancing any additional product candidates that we select, expanding our internal research and development capabilities, and establishing manufacturing capabilities. We expect our principal expenditures during this time period to include expenses related to:

•	investing in and developing our CAR and TCR technologies;

•	expanding our research and development efforts;

•	acquiring sponsorship of INDs or filing new Juno-sponsored INDs for our CD19 product candidates and preparing for and conducting a Phase II clinical trial for JCAR015, a Phase I clinical trial for JCAR017 and, if the Phase I clinical trial for JCAR017 is successful, a Phase II clinical trial for JCAR017;

•	preparing for and conducting, ourselves or through our collaborators, Phase I trials for at least five additional product candidates that target different cancer-associated proteins in hematological and solid organ cancers;

•	preparing for and conducting, ourselves or through our collaborators, Phase I trials for three “armored” CAR product candidates directed toward CD19 and another CD19-directed CAR with a fully human scFv;

•	achieving milestones that trigger milestone payments from us to our licensors under our license agreements; continuing to invest in and expand our process development efforts;

•	manufacturing, or having manufactured, materials for clinical trials and preclinical studies;

•	establishing and operating a manufacturing facility;

•	hiring additional research and development and other personnel to support our expanding operations;

•	accessing and developing additional technologies;

•	maintaining, expanding, and protecting our intellectual property portfolio;

•	taking actions in support of regulatory approvals for our product candidates;

•	implementing operational, financial, and management systems to support operating as a public company; and

•	establishing the initial infrastructure for a commercial sales and marketing organization.

In addition, we may be required to make success payments to FHCRC and MSK in cash or publicly-traded equity at our discretion. These success payments are based on increases in the per share fair market value of our common stock during the term of the success payment agreements. The success payments paid to FHCRC and MSK will not exceed, in aggregate, $375 million and $150 million, respectively, which would be owed only when the value of the common stock reaches $160.00 and $120.00 per share, respectively.

We plan to increase our research and development expenses for the foreseeable future as we continue the development of our CAR and TCR technologies and related product pipeline. At this time, due to the inherently unpredictable nature of preclinical and clinical development and given the early stage of our programs and/or product candidates, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval, and commercialize our CD19 product candidates or any future product candidates. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations.

In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

Due to our significant research and development expenditures, we have generated substantial operating losses in each period since inception. We have incurred an accumulated deficit of $346.3 million through December 31, 2014, $51.1 million of which is related to the deemed dividends on our convertible preferred stock, $84.9 million is associated with the portion of the success payment liability to FHCRC and MSK attributable to the elapsed service period, and $84.1 million in upfront fees to acquire technology related to JCAR018.

We expect to incur substantial additional losses in the future as we expand our research and development activities. Based on our research and development plans, we expect that our existing cash, cash equivalents, and marketable securities, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, however, and we could use our capital resources sooner than we expect.

The timing and amount of our operating expenditures will depend largely on:

•	the timing and progress of preclinical and clinical development activities;

•	the number and scope of preclinical and clinical programs we decide to pursue;

•	the progress of the development efforts of parties with whom we have entered into collaborations and research and development agreements;

•	the timing of achievement of milestones that trigger milestone payments from us to our licensors under our license agreements;

•	our ability to maintain our current research and development programs and to establish new research and development, licensing or collaboration arrangements;

•	our ability and success in establishing and operating a manufacturing facility, or in securing manufacturing relationships with third parties;

•	our stock price at the success payment valuation measurement dates;

•	the costs involved in prosecuting and enforcing patent claims and other intellectual property claims;

•	the timing and cost of the Penn litigation;

•	the cost and timing of regulatory approvals;

•	our efforts to enhance operational, financial and information management systems and hire additional personnel, including personnel to support development of our product candidates; and

•	the costs and on-going investments to in-license and/or acquire additional technologies.

A change in the outcome of any of these or other variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate. Furthermore, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such operating plans.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements. We currently have no credit facility or committed sources of capital. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts.

Additional capital may not be available on reasonable terms, or at all. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following table summarizes our cash flows for the periods set forth below (in thousands):

	Year Ended December 31, 2014	Period from August 5, 2013 to December 31, 2013
Net cash used in operating activities	$(82,545)	$(30,510)
Net cash used in investing activities	(124,785)	(42)
Net cash provided by financing activities	527,332	66,518

Net increase in cash and cash equivalents	$320,002	$35,966

Operating Activities

Net cash used in operating activities for the year ended December 31, 2014 of $82.5 million resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Our net loss of $243.4 million for the year ended December 31, 2014 was adjusted for the estimated expense related to our success payment liabilities to FHCRC and MSK of $84.9 million, non-cash expense in connection with equity issuance of $64.1 million, revaluation of our convertible preferred stock options resulting in non-cash other expense of $10.7 million, non-cash stock-based compensation expense of $6.5 million, unfavorable changes in working capital of $5.7 million, and depreciation of $0.4 million. Included in cash used in operations in the year ended December 31, 2014 was a $20.0 million upfront cash payment for the acquisition of technology related to JCAR018.

Net cash used in operating activities for the period from August 5, 2013 to December 31, 2013 of $30.5 million resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Our net loss of $51.8 for the period from August 5, 2013 to December 31, 2013 was adjusted for favorable changes in working capital of $10.8 million, non-cash stock-based expense of $10.4 million, and revaluation of our convertible preferred stock option resulting in non-cash other expense of $0.1 million.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2014 of $124.8 million resulted primarily from the purchase of marketable securities of $118.4 million, investment in the preferred stock of a strategic supplier of $3.5 million, and purchases of property and equipment of $2.9 million.

Net cash used in investing activities for the period from August 5, 2013 to December 31, 2013 of $42,000 resulted from the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities in the year ended December 31, 2014 of $527.3 million was the result of net proceeds from our IPO of $281.4 million and from the issuance of our convertible preferred stock in 2014 of $245.9 million, as described in the section captioned “—Sources of Liquidity” above.

Net cash provided by financing activities in the period from August 5, 2013 to December 31, 2013 of $66.5 million was the result of net proceeds from the issuance of our convertible preferred stock in 2014, as described in the section captioned “—Sources of Liquidity” above.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements or any holdings in variable interest entities.

Contractual Obligations

Our contractual obligations as of December 31, 2014 were as follows:

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Operating lease obligations (1)	$4,351	$1,704	$2,647	$—	$—
Collaboration funding (2)	18,360	6,446	11,381	533	—

Total contractual obligations	$22,711	$8,150	$14,028	$533	$—

(1)	Represents future minimum lease payments under our operating lease as of December 31, 2014 which may be terminated by us with 120 days’ notice after March 31, 2016. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes. In February 2015, we signed a 10-year lease for an additional facility with a total rent commitment of approximately $15.2 million, which is not reflected in the table above. We can terminate the lease under certain circumstances if we pay an early termination fee equal to two years of rent and any unamortized leasing commissions paid by the landlord to any broker with respect to the initial term of the lease. See Note 18 of the audited financial statements included in this report about this lease.
(2)	Represents non-cancellable fees due in connection with our collaboration agreements as of December 31, 2014.

Other than as disclosed in the table above, the payment obligations under our license and collaboration agreements as of December 31, 2014 are contingent upon future events such as our achievement of specified development, regulatory, and commercial milestones, or royalties on net product sales. See the section captioned “Licenses and Third-Party Research Collaborations” in Part I—Item 1—“Business” of this report for more information about these payment obligations. As described above under the caption “Critical Accounting Policies and Significant Judgments and Estimates—Success Payments,” we are also obligated to make up to $375.0 million in success payments to FHCRC and up to $150.0 million in success payments to MSK based on increases in the estimated fair value of our common stock. Both of these obligations are payable in cash or stock, at our election. As of December 31, 2014, we were unable to estimate the timing or likelihood of achieving the milestones or generating future product sales and therefore, any related payments are not included in the table above.

JOBS Act

As an “emerging growth company,” the JOBS Act allows us to delay adoption of new or revised accounting standards applicable to public companies until such standards are made applicable to private companies. However, we have irrevocably elected not to avail ourselves of this extended transition period for complying with new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Recent Accounting Pronouncements

In June 2014, the FASB released Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 removes all incremental financial reporting requirements from GAAP for development stage entities. We early adopted this standard in our financial statements for the period from August 5, 2013 to December 31, 2013. As a result of the early adoption of ASU 2014-10, the accompanying financial statements do not include the incremental reporting requirements previously required by Topic 915.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate sensitivities and the volatility of our stock price.

Interest Rate Sensitivity

As of December 31, 2014, we had $118.1 million in marketable securities consisting primarily of obligations insured by a U.S. federal agency and corporate bonds which bear a credit rating of at least A/A2. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety or securities of high credit quality.

Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Stock Price Sensitivity

We agreed to make success payments to FHCRC and MSK based on increases in the per share fair market value of our common stock during the term of the agreements payable in cash or publicly-traded equity at our discretion. A small change in our stock price may have a relatively large change in the estimated fair value of the success payment liability and associated expense. See the caption “Critical Accounting Policies and Significant Judgments and Estimates—Success Payments” in Part II—Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report for additional information about our accounting for the success payments and for sensitivity analysis concerning hypothetical changes in stock price.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

JUNO THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Juno Therapeutics, Inc.

We have audited the accompanying balance sheets of Juno Therapeutics, Inc. as of December 31, 2014 and 2013, and the related statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for the year ended December 31, 2014 and the period from August 5, 2013 to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Juno Therapeutics, Inc. at December 31, 2014 and December 31, 2013, and the results of its operations and its cash flows for the year ended December 31, 2014 and the period from August 5, 2013 to December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Seattle Washington

March 18, 2015

Juno Therapeutics, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$355,968	$35,966
Marketable securities	79,672	—
Prepaid expenses and other current assets	3,595	159

Total current assets	439,235	36,125
Property and equipment, net	4,018	40
Long-term marketable securities	38,411	—
Fair value of convertible preferred stock option	—	3,829
Other assets	7,499	100

Total assets	$489,163	$40,094

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,096	$1,148
Accrued liabilities	14,577	9,970
Success payment liabilities	84,920	—

Total current liabilities	100,593	11,118
Other long-term liabilities	38	75

Commitments and Contingencies (Note 14)

Convertible preferred stock, $0.0001 par value; 0 and 97,200,000 shares authorized at December 31, 2014 and December 31, 2013, respectively; 0 and 19,180,664 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively (liquidation preference of $0 and $76,723 at December 31, 2014 and December 31, 2013, respectively)	—	72,583
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 and 0 shares authorized at December 31, 2014 and December 31, 2013, respectively; 0 shares issued and outstanding at December 31, 2014 and December 31, 2013	—	—
Common stock, $0.0001 par value, 495,000,000 and 200,000,000 shares authorized at December 31, 2014 and December 31, 2013, respectively; 82,073,647 and 6,379,270 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	8	1
Additional paid-in-capital	734,895	8,137
Accumulated other comprehensive loss	(90)	—
Accumulated deficit	(346,281)	(51,820)

Total stockholders’ equity (deficit)	388,532	(43,682)

Total liabilities and stockholders’ equity (deficit)	$489,163	$40,094

See accompanying notes.

Juno Therapeutics, Inc.

Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31, 2014	Period from August 5, 2013 to December 31, 2013
Operating expenses:
Research and development	$204,511	$46,245
General and administrative	19,529	4,238
Litigation	8,718	1,195

Total operating expenses	232,758	51,678

Loss from operations	(232,758)	(51,678)
Interest income	69	—
Other income (expenses)	(10,718)	(142)

Net loss	$(243,407)	$(51,820)

Net loss attributable to common stockholders:
Net loss	(243,407)	(51,820)
Deemed dividends upon issuance of convertible preferred stock, non-cash	(67,464)	—

Net loss attributable to common stockholders	$(310,871)	$(51,820)

Net loss per share attributable to common stockholders, basic and diluted	$(36.82)	$(14.16)

Weighted average common shares outstanding, basic and diluted	8,442,947	3,658,687

See accompanying notes.

Juno Therapeutics, Inc.

Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31, 2014	Period from August 5, 2013 to December 31, 2013
Net loss	$(243,407)	$(51,820)
Other comprehensive loss:
Unrealized loss on marketable securities	(90)	—

Comprehensive loss	$(243,497)	$(51,820)

See accompanying notes.

Juno Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

	Year Ended December 31, 2014	Period from August 5, 2013 to December 31, 2013
OPERATING ACTIVITIES
Net loss	$(243,407)	$(51,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	395	2
Stock-based compensation	6,504	125
Non-cash expense in connection with equity issuance	64,086	10,235
Loss from remeasurement of fair value of convertible preferred stock options	10,718	142
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(7,380)	(258)
Accounts payable	(511)	1,098
Accrued liabilities and deferred rent	2,130	9,966
Success payment liabilities	84,920	—

Net cash used in operating activities	(82,545)	(30,510)
INVESTING ACTIVITIES
Purchases of marketable securities	(118,372)	—
Purchase of cost-method investment	(3,455)	—
Purchase of property and equipment	(2,958)	(42)

Net cash used in investing activities	(124,785)	(42)
FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	281,383	12
Proceeds from issuance of convertible preferred stock, net of issuance costs	245,949	66,506

Net cash provided by financing activities	527,332	66,518
Net increase in cash and cash equivalents	320,002	35,966
Cash and cash equivalents at beginning of period	35,966	—

Cash and cash equivalents at end of period	$355,968	$35,966

SUPPLEMENTAL CASH FLOW INFORMATION
Fair value of convertible preferred stock option at issuance	$(6,889)	$(3,971)

Deferred offering costs incurred but unpaid	$1,683	$—

Purchases of property and equipment included in accounts payable and accrued liabilities	$1,216	$—

Convertible preferred stock issuance costs incurred but unpaid	$—	$127

See accompanying notes.

Juno Therapeutics, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of August 5, 2013	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock	—	—	1,460,413	—	387	—	—	387
Issuance of Series A-1 convertible preferred stock as part of acquisition, non-cash	2,250,000	4,860	—	—	—	—	—	—
Issuance of Series A convertible preferred stock as part of acquisition, non-cash	263,747	1,055	—	—	—	—	—	—
Issuance of common stock as part of acquisition, non-cash	—	—	225,000	—	18	—	—	18
Issuance of Series A convertible preferred stock, net of $289 in issuance costs	15,000,000	60,000	—	—	(289)	—	—	(289)
Issuance of Series A convertible preferred stock	1,666,917	6,668	—	—	—	—	—	—
Fair value of convertible preferred stock option at issuance	—	—	—	—	3,971	—	—	3,971
Issuance of common stock to strategic partner, non-cash	—	—	3,274,998	1	3,405	—	—	3,406
Issuance of common stock to strategic partner, non-cash	—	—	500,000	—	520	—	—	520
Stock-based compensation expense	—	—	918,859	—	125	—	—	125
Net loss	—	—	—	—	—	—	(51,820)	(51,820)

Balance as of December 31, 2013	19,180,664	72,583	6,379,270	1	8,137	—	(51,820)	(43,682)

Issuance of Series A-2 convertible preferred stock, net of $212 in issuance costs	23,484,072	93,936	—	—	(212)	—	—	(212)
Issuance of Series A convertible preferred stock	5,000,000	20,000	—	—	—	—	—	—
Issuance of Series B convertible preferred stock, net of $1,487 in issuance costs	12,244,661	133,712	—	—	(1,487)	—	—	(1,487)
Fair value of Series A-2 convertible preferred stock options at issuance	—	—	—	—	6,889	—	—	6,889
Deemed dividends on issuance of Series A-2 convertible preferred stock, non-cash	—	45,651	—	—	—	—	(45,651)	(45,651)
Deemed dividends on issuance of Series A convertible preferred stock, non-cash	—	21,813	—	—	(16,410)	—	(5,403)	(21,813)
Conversion of preferred stock into common stock	(59,909,397)	(387,695)	59,909,397	6	387,689	—	—	387,695
Issuance of stock in initial public offering, net of $24,533 in offering costs	—	—	12,676,354	1	279,699	—	—	279,700
Issuance of common stock to strategic partner, non-cash	—	—	1,602,564	—	64,086	—	—	64,086
Stock-based compensation expense, employees	—	—	1,339,915		3,725	—	—	3,725
Stock-based compensation expense, consultants			166,147		2,779			2,779
Other comprehensive loss, net	—	—	—	—	—	(90)	—	(90)
Net loss	—	—	—	—	—	—	(243,407)	(243,407)

Balance as of December 31, 2014	—	$—	82,073,647	$8	$734,895	$(90)	$(346,281)	$388,532

See accompanying notes.

Juno Therapeutics, Inc.

Notes to Financial Statements

1. Organization and Basis of Presentation

Juno Therapeutics, Inc. (the “Company”) was incorporated in Delaware on August 5, 2013 as FC Therapeutics, Inc., and changed its name to Juno Therapeutics, Inc. on October 23, 2013. The Company is building a fully-integrated biopharmaceutical company focused on revolutionizing medicine by re-engaging the body’s immune system to treat cancer. Founded on the vision that the next important phase of medicine will be driven by the use of human cells as therapeutic entities, the Company is developing cell-based cancer immunotherapies based on its chimeric antigen receptor (“CAR”) and high-affinity T cell receptor (“TCR”) technologies to genetically engineer T cells to recognize and kill cancer cells.

The Company is subject to a number of risks similar to other biopharmaceutical companies in the early stage, including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical testing or clinical trials, the need to obtain marketing approval for its product candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s products, and protection of proprietary technology. If the Company does not successfully commercialize or partner any of its product candidates, it will be unable to generate product revenue or achieve profitability. As of December 31, 2014, the Company had an accumulated deficit of $346.3 million.

2. Significant Accounting Policies

Use of Estimates

The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from such estimates.

The Company utilizes significant estimates and assumptions in determining the estimated success payment liabilities and associated expense at each balance sheet date. A small change in the Company’s stock price or other assumptions may have a relatively large change in the estimated fair value of the success payment liability and associated expense.

Prior to becoming a public company, the Company utilized significant estimates and assumptions in determining the fair value of its common stock for financial reporting purposes. The Company recorded expense for restricted stock grants at prices not less than the fair market value of its common stock as determined by the board of directors, taking into consideration input from management and independent third-party valuation analysis, and in accordance with the AICPA Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation. The estimated fair value of the Company’s common stock was based on a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector and the prices at which the Company sold shares of convertible preferred stock, and the superior rights and preferences of securities senior to the Company’s common stock at the time.

Initial Public Offering

On December 23, 2014, the Company closed its initial public offering (“IPO”) and issued and sold 12,676,354 shares of common stock (inclusive of 1,653,437 shares of common stock sold by the Company pursuant to the full exercise of the underwriters’ option to purchase additional shares) at a price to the public of $24.00 per share. The shares began trading on The NASDAQ Global Select Market on December 19, 2014. The aggregate net proceeds received by the Company from the offering, net of underwriting discounts and commissions and offering expenses, were $279.7 million. Upon the closing of the IPO, all then-outstanding shares of Company convertible preferred stock converted into 59,909,397 shares of common stock. The related carrying value of

$387.7 million was reclassified to common stock and additional paid-in capital. Additionally, the Company amended and restated its certificate of incorporation effective December 23, 2014 to, among other things, change the authorized number of shares of common stock to 495,000,000 shares and the authorized number of shares of preferred stock to 5,000,000 shares.

Reverse Stock Split

In December 2014, the Company’s board of directors and stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to effect a reverse split of shares of its common stock and convertible preferred stock on a 4-to-1 basis (the “Reverse Stock Split”). The par values and the authorized shares of the common and convertible preferred stock were not adjusted as a result of the Reverse Stock Split. The Reverse Stock Split became effective on December 8, 2014. All issued and outstanding common stock and convertible preferred stock and related per share amounts contained in the financial statements have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. Other comprehensive income or loss consists of unrealized gains and losses on marketable securities.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at acquisition to be cash equivalents. Cash equivalents, which consist primarily of money market funds, are stated at fair value.

Marketable Securities

The Company generally invests its excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Such investments are included in cash and cash equivalents, marketable securities, or long-term marketable securities on the balance sheets, classified as available-for-sale, and reported at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss).

The Company periodically evaluates whether declines in fair values of our investments below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the investment until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any investment before recovery of its amortized cost basis. Factors considered include quoted market prices; recent financial results and operating trends; implied values from any recent transactions or offers of investee securities; credit quality of debt instrument issuers; other publicly available information that may affect the value of our investments; duration and severity of the decline in value; and our strategy and intentions for holding the investment.

Property and Equipment, Net

Property and equipment consist of laboratory equipment, computer equipment and software and leasehold improvements. Property and equipment is stated at cost, and depreciated using the straight-line method over the estimated useful lives of the respective assets.

Laboratory equipment	5 years
Computer equipment and software	3 years
Leasehold improvements	Shorter of asset’s useful life or remaining term of lease

Other Assets

The Company accounts for its investment in a minority interest of a company over which it does not exercise significant influence using the cost method in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 325-20, Cost Method Investments. Under the cost method, an investment is carried at cost until it is sold or there is evidence that changes in the business environment or other facts and circumstances suggest it may be other than temporarily impaired. This investment totaled $3.5 million and $0 as of December 31, 2014 and 2013, respectively, and has been included in other assets on the balance sheet.

Impairment of Long-Lived Assets

The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods as well as the strategic significance of the assets to the Company’s business objective. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset’s fair value. The Company has not recognized any impairment losses since inception on August 5, 2013.

Fair Value of Financial Instruments

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. The fair value hierarchy prioritizes valuation inputs based on the observable nature of those inputs. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality. The hierarchy defines three levels of valuation inputs:

Level 1—Quoted prices in active markets for identical assets or liabilities

Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3—Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability

Our financial instruments, other than those presented in Note 7, Fair Value Measurements, include cash and cash equivalents, accounts payable and accrued liabilities. The carrying amount of cash and cash equivalents, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these instruments.

Convertible Preferred Stock Option

Pursuant to the October 2013 Series A convertible preferred stock purchase agreement and the April 2014 Series A-2 convertible preferred stock purchase agreement, the Company had the right to sell, or “put,” additional shares of Series A and A-2 convertible preferred stock in subsequent closings as well as potential obligations to issue additional shares upon the occurrence of certain events. These subsequent closings included a final closing under the Series A agreement and a second tranche closing and third tranche closing under the Series A-2 agreement. The Company assessed its rights and potential obligations to sell additional shares and determined them to be a single unit of accounting, with classification outside of equity in accordance with ASC 480, Distinguishing Liabilities from Equity. As of each balance sheet date, the fair value of these combined instruments was estimated using the option pricing model and assumptions that are based on the individual characteristics of the option on the valuation date, as well as assumptions for expected volatility, expected term, and risk-free interest rate.

The Company recorded these combined instruments as convertible preferred stock options as of the date of the initial closings of the Series A convertible preferred stock financing and Series A-2 convertible preferred stock financing. The options were revalued to fair value at each subsequent balance sheet date, with fair value changes recognized as increases or reductions to other income (expense), net in the statements of operations. The Company estimated the fair value of these instruments based on the Black-Scholes option pricing model. As of December 31, 2013, the estimated fair value of the convertible preferred stock option was $3.8 million.

Pursuant to the Series A convertible preferred stock purchase agreement, upon the approval in July 2014 by the Company’s board of directors of a defined strategic plan, the Company exercised its right to sell, and certain Series A holders were obligated to purchase, an additional 5,000,000 shares of Series A convertible preferred stock at $4.00 per share at the final closing. Prior to exercise, the Series A convertible preferred stock option was revalued to $0, resulting in other expense of $3.8 million in the year ended December 31, 2014.

Pursuant to the April 2014 Series A-2 convertible preferred stock purchase agreement, Series A-2 holders were obligated to purchase an additional 15,656,049 shares at $4.00 per share in a second tranche closing and a third tranche closing of approximately 7.8 million shares each upon notice by the Company of the date of each such closing, provided that they were at least 30 days apart. Conversely, the Company was obligated to sell the same number of shares at the option of certain preferred stockholders contingent upon certain events. The Company exercised its Series A-2 convertible preferred stock option with respect to the second tranche closing in June 2014 and its Series A-2 convertible preferred stock option with respect to the third tranche closing in July 2014. The contingent call obligations expired concurrent with the Company’s exercise of its put options. Prior to exercise, the Series A-2 convertible preferred stock options were revalued to $0, resulting in other expense of $6.9 million in the year ended December 31, 2014.

Deemed Dividends upon Issuance of Convertible Preferred Stock, Non-Cash

As of the dates of the second tranche closing and third tranche closing of the Series A-2 convertible preferred stock financing in June and July 2014, the estimated fair value of the Series A-2 convertible preferred stock was $5.96 and $7.88 per share, respectively, compared with the purchase price per share of $4.00. As of the date of the final closing of the Series A convertible preferred stock financing in July 2014, the estimated fair value of the Series A convertible preferred stock was $8.36 per share compared with the purchase price per share of $4.00. The differences between the estimated fair value as of the closing dates and the purchase prices were deemed to be equivalent to a preferred stock dividend. As a result, the Company recorded deemed dividends of $15.4 million, $30.3 million, and $21.8 million for the Series A-2 second tranche closing, Series A-2 third tranche closing, and Series A final closing, respectively, in the year ended December 31, 2014. The deemed dividends increased convertible preferred stock by $67.5 million, reduced additional paid-in capital by $16.4 million, and increased accumulated deficit by $51.1 million. The deemed dividends increased the net loss attributable to common stockholders by $67.5 million in the calculation of basic and diluted net loss per common share for the year ended December 31, 2014.

Convertible Preferred Stock

The carrying value of the Company’s Series A convertible preferred stock, Series A-1 convertible preferred stock, and Series A-2 convertible preferred stock is adjusted to reflect dividends when and if declared by the board of directors. No dividends have been declared by the board of directors since inception. The Company classifies its convertible preferred stock outside of permanent equity as the redemption of such stock is not solely under the control of the Company. Upon the occurrence of the IPO in December 2014, the carrying value of the convertible preferred stock was reclassified to common stock and additional paid-in capital.

Success Payments

The Company granted rights to share-based success payments to the Fred Hutchinson Cancer Research Center (“FHCRC”) and the Memorial Sloan Kettering Cancer Center (“MSK”) pursuant to the terms of its collaboration agreements with each of those entities. Pursuant to the terms of these arrangements, the Company may be required to make success payments based on increases in the per share fair market value of the Company’s common stock, payable in cash or publicly-traded equity at the Company’s discretion. See Note 4, Collaboration Agreements. The success payments are accounted for under ASC 505-50, Equity-Based Payments to Non-Employees. Once the service period is complete, the instruments will be accounted for under ASC 815, Derivatives and Hedging, and continue to be marked to market with all changes in value recognized immediately in other income or expense.

Success payment liabilities are estimated at fair value at inception and at each subsequent balance sheet date and the expense is amortized using the accelerated attribution method over the remaining term (service period) of the related collaboration agreement or related possible payment due date (whichever is sooner). To determine the estimated fair value of the success payments the Company uses a Monte Carlo simulation methodology which models the future movement of stock prices based on several key variables combined with empirical knowledge of the process governing the behavior of the stock price. The following variables were incorporated in the estimated fair value of the success payment liability as of December 31, 2014: estimated term of the success payments, fair value of common stock, expected volatility, risk-free interest rate, and estimated number and timing of valuation measurement dates on the basis of which payments may be triggered. For FHCRC success payments, estimated indirect costs related to the collaboration projects conducted by FHCRC that are creditable against the success payments are also included in the calculation. The computation of expected volatility was estimated based on available information about the historical volatility of stocks of similar publicly-traded companies for a period matching the expected term assumption. In addition, prior to the Company becoming publicly traded there was one valuation measurement date on the basis of which payments may be triggered. There are several valuation measurement dates subsequent to the IPO on the basis of which payments may be triggered.

As of December 31, 2014, the estimated fair value of the total success payment liability was approximately $195.9 million. The Company recorded a research and development expense of $84.9 million in the year ended December 31, 2014 and a corresponding liability on the balance sheet. The expense associated with the success payment liabilities in amortized using the accelerated attribution method over the service period. The $84.9 million of expense represents the accrued portion of the estimated success payment liability attributable to each potential valuation measurement date. The assumptions used to calculate the fair value of the success payments are subject to a significant amount of judgment including the expected volatility, estimated term, and estimated number and timing of valuation measurement dates and a small change in the assumptions may have a relatively large change in the estimated valuation and associated liability. For example, keeping all other variables constant, a hypothetical 10% increase in the stock price at December 31, 2014 from $52.22 per share to $57.44 per share would have increased the expense recorded in 2014 associated with the success payment liability by $9.0 million to $93.9 million. A hypothetical 10% decrease in the stock price from $52.22 per share to $47.00 per share would have decreased the expense recorded in 2014 associated with the success payment liability by $9.4 million to $75.5 million. Further, keeping all other variables constant, a hypothetical 35% increase in the stock price at December 31, 2014 from $52.22 per share to $70.50 per share would have increased the expense recorded in 2014 associated with the success payment liability by $30.2 million to $115.1 million. A hypothetical 35% decrease in the stock price from $52.22 per share to $33.94 per share would have decreased the expense recorded in 2014 associated with the success payment liability by $34.2 million to $50.7 million.

As of December 31, 2013, because the probability of achieving an increase in the value of the Series A convertible preferred stock required to trigger a success payment and less than one fiscal quarter had elapsed since the agreement was executed, the estimated fair value of the award attributable to the elapsed service period under the arrangement was de minimis.

Concentrations of Credit Risk and Off-Balance Sheet Risk

The Company maintains its cash, cash equivalents, and marketable securities with high quality, accredited financial institutions. These amounts at times may exceed federally insured limits. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to significant risk on these funds. The Company has no off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

Research and Development Expense

The Company records expense for research and development costs to operations as incurred. The Company accounts for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when the goods have been received or when the service has been performed rather than when the payment is made. Research and development expenses consist of costs incurred by the Company for the discovery and development of the Company’s product candidates and include:

•	personnel-related expenses, including non-cash stock-based compensation expense;

•	external research and development expenses incurred under arrangements with third parties, such as contract research organizations, contract manufacturing organizations, academic and non-profit institutions and consultants;

•	the estimated fair value of the liability attributable to the elapsed service period as of the balance sheet date associated with the Company’s success payments to FHCRC and MSK;

•	license fees; and

•	other expenses, which include direct and allocated expenses for laboratory, facilities, and other costs.

General and Administrative Expense

General and administrative costs are expensed as incurred and include non-litigation legal costs, personnel-related expenses including non-cash stock-based compensation for our personnel in executive, legal, finance and accounting, and other administrative functions, as well as fees paid for accounting and tax services, consulting fees, and facilities costs not otherwise included in research and development expenses. Non-litigation legal costs include general corporate legal fees and patent costs.

Litigation Expense

Litigation expense includes legal expense the Company incurs with respect to Trustees of the University of Pennsylvania v. St. Jude Children’s Research Hospital, Civil Action No. 2:13-cv-01502-SD (E.D. Penn), as well as expenses the Company is required to reimburse to St. Jude Children’s Research Hospital (“St. Jude”) with respect to such litigation. See Note 14, Commitments and Contingencies.

Stock-Based Compensation

Under ASC 718, Compensation—Stock Compensation, The Company measures and recognizes expense for restricted stock awards and stock options granted to employees and directors based on the fair value of the awards on the date of grant. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model that requires management to apply judgment and make estimates, including:

•	the expected term of the option, which is calculated using the simplified method, as permitted by the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 110, Share-Based Payment, as the Company has insufficient historical information regarding its stock options to provide a basis for an estimate;

•	the expected volatility of the underlying common stock, which the Company estimates based on the historical volatility of a representative group of publicly traded biopharmaceutical companies with similar characteristics;

•	the risk-free interest rate, which is based on the yield curve of U.S. Treasury securities with periods commensurate with the expected term of the options being valued;

•	the expected dividend yield, which the Company estimates to be zero based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends; and

•	the fair value of the Company’s common stock on the date of grant.

Stock-based compensation expense for restricted stock and stock options is recognized over the requisite service period, which is generally the vesting period of the respective award. The Company is required to estimate a forfeiture rate to calculate the stock-based compensation expense for its awards. The Company’s forfeiture rate is based on an analysis of its actual forfeitures since the adoption of its equity award plan. Since inception the Company’s estimated forfeiture rate has been de minimus. The Company routinely evaluates the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and expectations of future option exercise behavior.

The Company also granted restricted stock awards that vest in conjunction with certain performance conditions to certain key employees, scientific founders, and directors. At each reporting date, the Company is required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon the Company’s assessment of accomplishing each performance provision. Compensation expense is measured using the fair value of the award at the grant date, net of forfeitures, and is adjusted annually to reflect actual forfeitures.

The Company also grants stock-based awards to certain service providers who are not employees, scientific founders, or directors. Stock-based awards issued to such persons, or to directors for non-board related services, are accounted for based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured. The fair value of such awards is subject to remeasurement at each reporting period until services required under the arrangement are completed, which is the vesting date.

The Company recognized $6.5 million and $0.1 million in stock-based compensation expense for restricted stock grants and stock option grants in the year ended December 31, 2014 and the period from August 5, 2013 to December 31, 2013, respectively.

Patent Costs

The costs related to acquiring patents and to prosecuting and maintaining intellectual property rights are expensed as incurred to general and administrative due to the uncertainty surrounding the drug development process and the uncertainty of future benefits.

Income Taxes

The Company determines its deferred tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities. The deferred tax assets and liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that the deferred tax asset will not be recovered. The Company applies judgment in the determination of the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. During the year ended December 31, 2014, the Company had no material unrecognized tax benefits. The Company recognizes any material interest and penalties related to unrecognized tax benefits in income tax expense.

The Company is required to file income tax returns in the U.S. federal jurisdiction. The Company currently is not under examination by the Internal Revenue Service or other jurisdictions for any tax years.

Net Loss per Share Attributable to Common Stockholders

Basic and diluted net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. The Company’s potentially dilutive shares, which include unvested restricted stock and options to purchase common stock, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The following table reconciles net loss to net loss attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31, 2014	Period from August 5, 2013 to December 31, 2013
Net loss	$(243,407)	(51,820)
Deemed dividends upon issuance of convertible preferred stock	(67,464)	—

Net loss attributable to common stockholders	$(310,871)	$(51,820)

Weighted average number of common shares used in net loss per share attributable to common stockholders—basic and diluted	8,442,947	3,658,687
Net loss per share attributable to common stockholders—basic and diluted	$(36.82)	$(14.16)

The amounts in the table below were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated due to their anti-dilutive effect:

	December 31,
	2014	2013
Series A convertible preferred stock	—	16,930,664
Series A-1 convertible preferred stock	—	2,250,000
Unvested restricted common stock	8,352,714	5,789,123
Options to purchase common stock	2,720,351	—
Estimated shares issued if success payment valuation occurred at 12/31/14 (1)	1,627,729	—

Total	12,700,794	24,969,787

(1)	Represents the number of shares that would have been issued if the success payment valuation date had been December 31, 2014. The Company’s common stock price per share was $52.22 at December 31, 2014 which would have resulted in a success payment of $85 million ($75 million for FHCRC and $10 million for MSK). The number of shares issued is calculated by dividing the $85 million success payment by the stock price of $52.22 per share at December 31, 2014.

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment and one reportable segment.

Recent Accounting Pronouncements

In June 2014, the FASB released Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 removes all incremental financial reporting requirements from GAAP for development stage entities. The Company early adopted this standard in its financial statements for the period from August 5, 2013 to December 31, 2013. As a result of the early adoption of ASU 2014-10, the accompanying financial statements do not include the incremental reporting requirements previously required by Topic 915.

3. Acquisition of Technology from ZetaRx Biosciences, Inc.

The Company purchased substantially all of the assets and assumed certain liabilities of ZetaRx Biosciences, Inc. (“ZetaRx”) in October 2013. The total purchase price was $8.4 million based on the estimated fair value of the stock issued by the Company in the transaction and the liabilities assumed in the transaction. The primary assets purchased in the acquisition were in-process research and development license agreements, including license agreements with FHCRC and City of Hope. The patents and patent applications to which the Company obtained rights as a result of the acquisition of these agreements are directed, in part, to CAR constructs, including bispecific CARs and T cell ablation technologies, and to defined T cell compositions, and their use for immunotherapy. The Company concluded that the assets acquired and liabilities assumed did not meet the accounting definition of a business as inputs were acquired but no processes or outputs were acquired, and the licensed technology had not achieved technological feasibility. As such, the Company treated the acquisition as an asset purchase, recording the purchase price as $8.4 million in research and development expense in the accompanying statement of operations and comprehensive loss.

As consideration for the purchase price, the Company issued 2,250,000 shares of Series A-1 convertible preferred stock, 263,747 shares of Series A convertible preferred stock and 225,000 shares of common stock. The fair value of this stock was estimated using assistance from an independent third-party valuation firm.

4. Collaboration Agreements

Fred Hutchinson Cancer Research Center

In October 2013, the Company entered into a collaboration agreement with FHCRC, focused on research and development of cancer immunotherapy products. The agreement has a six year term and can be extended if mutually agreed upon. The research will be conducted in accordance with a research plan and budget approved by the parties. The Company is committed to aggregate research funding of $8.0 million over a period of six years relating to the research and development of cellular immunology products. The Company recognized $6.9 million of research and development expenses in connection with its collaboration agreement with FHCRC for the year ended December 31, 2014.

The Company also granted FHCRC 3,274,998 shares of common stock in connection with the collaboration and recognized $3.4 million in research and development expense in the period from August 5, 2013 to December 31, 2013 based on the estimated fair value of the stock on the grant date.

The Company granted FHCRC rights to certain share-based success payments. Under the terms of this arrangement, the Company may be required to make success payments to FHCRC based on increases in the estimated fair value of the Company’s Series A convertible preferred stock, or any security into which such stock has been converted or for which it has been exchanged. The potential payments are based on multiples of increased value ranging from 5x to 40x based on a comparison of the estimated fair value of the Series A convertible preferred stock relative to its original $4.00 issuance price. Following the automatic conversion of the Series A convertible preferred stock in the IPO, the payments are based on whether the value of the Company’s common stock meets or exceeds certain specified threshold values ascending from $20.00 per share to $160.00 per share, in each case subject to adjustment for any stock dividend, stock split, combination of shares, or other similar events. In June 2014, the Company entered into an agreement with FHCRC in which it can offset certain indirect costs related to the collaboration projects conducted by FHCRC against any success payments. The aggregate success payments to FHCRC are not to exceed $375 million which would only occur upon a 40x increase in value. The term of the success payment agreement ranges from eight to eleven years depending upon when or if the company receives FDA approval of certain of its product candidates as specified in the agreement.

The following table summarizes the potential success payments, which are payable in cash or publicly-traded equity at the Company’s discretion:

Multiple of Equity Value at issuance	5.0x	7.5x	10.0x	15.0x	20.0x	25.0x	30.0x	35.0x	40.0x
Per share common stock price required for payment	$20.00	$30.00	$40.00	$60.00	$80.00	$100.00	$120.00	$140.00	$160.00
Success payment(s) (in millions)	$10	$25	$40	$50	$50	$50	$50	$50	$50

The success payments will be owed if the value of our common stock on the contractually specified valuation measurement dates during the term of the success payment agreement equals or exceeds the above outlined multiples. The valuation measurement dates are triggered by events which include an initial public offering of the Company’s stock, a merger, an asset sale, or the sale of the majority of the shares held by certain of the Company’s stockholders or the last day of the term of the success payment agreement. If a higher success payment tier is first met at the same time a lower tier is first met, both tiers will be owed. Any previous success payments made to FHCRC are credited against the success payment owed as of any valuation measurement date, so that FHCRC does not receive multiple success payments in connection with the same threshold. A payment may be triggered on the first anniversary of the closing of the IPO (or the date that is 90 days following such anniversary, at the Company’s option, if the Company is contemplating a capital market transaction during such 90 day period). The value of any such success payment will be determined by the average trading price of a share of the Company’s common stock over the consecutive 90-day period preceding such determination date.

The Company’s liability for share-based success payments under the FHCRC collaboration is carried at fair value and recognized as expense over the term of the six-year collaboration agreement. To determine the estimated fair value of the success payment liability the Company uses a Monte Carlo simulation methodology which models the future movement of stock prices based on several key variables combined with empirical knowledge of the process governing the behavior of the stock price. The following variables were incorporated in the calculation of the estimated fair value of the success payment liability as of December 31, 2014:

Assumptions	December 31, 2014
Fair value of common stock	$52.22
Risk free interest rate	1.94% – 2.16%
Expected volatility	75%
Expected term (years)	6.79 – 9.79

The computation of expected volatility was based on available information about the historical volatility of stocks of similar publicly-traded companies for a period matching the expected term assumption. The risk free interest rate and expected term assumptions ranged from 1.94% to 2.16% and 6.79 to 9.79 years, respectively, depending on the estimated timing of FDA approval. In addition, the Company incorporated the estimated number and timing of valuation measurement dates in the calculation of the success payment liability. As of December 31, 2014 the estimated fair value of the success payments to FHCRC was approximately $139.1 million. The Company recorded a research and development expense of $61.2 million in the year ended December 31, 2014 and a corresponding liability on the balance sheet. The expense associated with the success payment liability is amortized using the accelerated attribution method over the service period. The $61.2 million of expense represents the accrued portion of the estimated success payment liability attributable to each potential valuation measurement date. As of December 31, 2013, because the probability of achieving a 5x increase in the value was very low and less than one fiscal quarter had elapsed since the agreement was executed, the estimated fair value of the award attributable to the elapsed service period under the arrangement was de minimis.

Memorial Sloan Kettering Cancer Center

In November 2013, the Company entered into a sponsored research agreement with MSK, focused on research and development relating to chimeric antigen receptor T cell technology. The research will be conducted in accordance with a research plan and budget approved by the parties. The Company is committed to aggregate research funding of $2.2 million over a period of five years. The Company also entered into a master clinical study agreement, with MSK, pursuant to which the Company committed to provide aggregate funding to MSK of up to $7.2 million for six clinical studies to be conducted at MSK on the Company’s behalf. Each such study will be conducted in accordance with a written plan and budget and protocol approved by the parties. The Company recognized $2.5 million of research and development expenses in connection with its collaboration agreement with MSK for the year ended December 31, 2014.

The Company also granted MSK 500,000 shares of common stock in connection with the research agreement and recognized $0.5 million in research and development expense in the period from August 5, 2013 to December 31, 2013 based on the estimated fair value of the stock on the grant date.

The Company granted MSK rights to certain share-based success payments. Under the terms of this arrangement, the Company may be required to make success payments to MSK based on the increases in the estimated fair value of the Company’s Series A convertible preferred stock, or any security into which such stock has been converted or for which it has been exchanged. The potential payments are based on multiples of increased value ranging from 10x to 30x based on a comparison of the estimated fair value of the Series A convertible preferred stock relative to its original $4.00 issuance price. Upon the automatic conversion of the Series A convertible preferred stock in the IPO, the payments are based on whether the value of the Company’s common stock meets or exceeds certain specified threshold values ascending from $40.00 per share to $120.00 per share, in each case subject to adjustment for any stock dividend, stock split, combination of shares, or other similar events. The aggregate success payments to MSK are not to exceed $150 million, which would only occur upon a 30x increase in value. The term of the success payment agreement ranges from eight to eleven years depending upon when or if the company receives FDA approval of certain of its product candidates as specified in the agreement.

The following table summarizes the potential success payments, which are payable in cash or publicly-traded equity at the Company’s discretion:

Multiple of Equity Value at issuance	10.0x	15.0x	30.0x
Per share common stock price required for payment	$40.00	$60.00	$120.00
Success payment(s) (in millions)	$10	$70	$70

The success payments will be owed, if the value of our common stock on contractually specified valuation measurement dates equals or exceeds the above outlined multiples. The valuation measurement dates are triggered by events which include an initial public offering of the Company’s stock, a merger, an asset sale, or the sale of the majority of the shares held by certain of the Company’s stockholders or the last day of the term of the success payment agreement. If a higher success payment tier is met at the same time a lower tier is met, both tiers will be owed. Any previous success payments made to MSK are credited against the success payment owed as of any valuation measurement date, so that MSK does not receive multiple success payments in connection with the same threshold. A payment may be triggered on the first anniversary of the closing of the IPO (or the date that is 90 days following such anniversary, at the Company’s option, if the Company is contemplating a capital market transaction during such 90 day period). The value of any such success payment will be determined by the average trading price of a share of the Company’s common stock over the consecutive 90-day period preceding such determination date.

The Company’s liability for share-based success payments under the MSK collaboration is carried at fair value and recognized as expense over the term of the five-year collaboration agreement. To determine the estimated fair value of the success payment liability the Company uses a Monte Carlo simulation methodology which models the future movement of stock prices based on several key variables combined with empirical knowledge of the process governing the behavior of the stock price. The following variables were incorporated in the calculation of the estimated fair value of the success payment liability as of December 31, 2014:

Assumptions	December 31, 2014
Fair value of common stock	$52.22
Risk free interest rate	1.95% – 2.16%
Expected volatility	75%
Expected term (years)	6.89-9.89

The computation of expected volatility was based on available information about the historical volatility of stocks of similar publicly-traded companies for a period matching the expected term assumption. The risk free interest rate and expected term assumptions ranged from 1.95% to 2.16% and 6.89 to 9.89 years, respectively, depending on the estimated timing of FDA approval. In addition, the Company incorporated the estimated number and timing of valuation measurement dates in the calculation of the success payment liability. As of December 31, 2014 the estimated fair value of the success payment was $56.8 million. The Company recorded a research and development expense of $23.7 million in the year ended December 31, 2014 and a corresponding liability on the balance sheet. The expense associated with the success payment liability is amortized using the accelerated attribution method over the service period. The $23.7 million of expense represents the accrued portion of the estimated success payment liability attributable to each potential valuation measurement date. As of December 31, 2013, because the probability of achieving a 10x increase in the value was very low and less than one fiscal quarter had elapsed since the agreement was executed, the estimated fair value of the award attributable to the elapsed service period under the arrangement was de minimis.

Seattle Children’s Research Institute

In February 2014, the Company entered into a sponsored research agreement with Seattle Children’s Research Institute (“SCRI”) pursuant to which the Company committed to provide research funding to SCRI totaling not less than $2.1 million over a period of five years. The research will be conducted in accordance with a written plan and budget approved by the parties. The Company recognized $0.4 million of research and development expenses in connection with its sponsored research agreement with SCRI for the year ended December 31, 2014.

5. License Agreements

Fred Hutchinson Cancer Research Center

In October 2013, the Company entered into a license agreement with FHCRC, pursuant to which the Company acquired an exclusive, worldwide, sublicensable license under certain patent rights, and a non- exclusive, worldwide, sublicensable license under certain technology, to research, develop, manufacture, improve, and commercialize products and processes covered by such patent rights or incorporating such technology for all therapeutic uses for the treatment of human cancer. The patents and patent applications covered by this agreement are directed, in part, to CAR constructs, including target specific constructs and customized spacer regions, TCR constructs, and their use for immunotherapy. The Company classifies on the statement of operations payments accrued or made under its licensing arrangements based on the underlying nature of the expense. Expenses related to the reimbursement of legal and patent costs are classified as general and administrative because the nature of the expense is not related to the research or development of the technologies the Company is licensing. The Company paid $0.3 million in the period from August 5, 2013 to December 31, 2013, as an upfront license fee, which was recorded as research and development expense. In addition, the Company recorded $0.4 million and $0.2 million in the year ended December 31, 2014 and the period from August 5, 2013 to December 31, 2013, respectively, to general and administrative expense for reimbursed patent related fees and costs incurred by FHCRC.

The Company also agreed to pay FHCRC annual maintenance fees, milestone payments, and royalties as a percentage of net sales of licensed products. After five years the Company is obligated to pay a $0.1 million minimum annual royalty, with such payments creditable against royalties.

Milestone payments to FHCRC of up to an aggregate of $6.75 million per licensed product, including JCAR014 and JCAR017, are triggered upon the achievement of specified clinical and regulatory milestones and are not creditable against royalties. The Company may terminate the agreement at any time with 90 days’ written notice.

Memorial Sloan Kettering Cancer Center

In November 2013, the Company entered into a license agreement with MSK, pursuant to which the Company acquired a worldwide, sublicensable license to specified patent rights and intellectual property rights related to certain know-how to develop, make, and commercialize licensed products and to perform services for all therapeutic and diagnostic uses, which license is exclusive with respect to such patent rights and tangible materials within such know-how, and non-exclusive with respect to such know-how and related intellectual property rights. The patents and patent applications covered by this agreement are directed, in part, to CAR constructs, including bispecific and armored CARs, and their use for immunotherapy. The Company recorded $6.9 million in the period from August 5, 2013 to December 31, 2013 for the upfront license fee, which was recorded as research and development expense. In addition, the Company recorded $0.1 million and $0.1 million in the year ended December 31, 2014 and the period from August 5, 2013 to December 31, 2013, respectively, to general and administrative expense for reimbursed patent related fees and costs incurred by MSK.

The Company also agreed to pay MSK milestone payments and royalties as a percentage of net sales of licensed products and services by us or our affiliates and sublicensees. After five years the Company is obligated to pay a $0.1 million minimum annual royalty, with such payments credible against royalties.

Milestone payments to MSK of up to an aggregate of $6.75 million per licensed product, including JCAR015, are triggered upon the achievement of specified clinical and regulatory milestones and are not creditable against royalties. The Company may terminate the agreement at any time with 30 days’ written notice, but if the Company has commenced the commercialization of licensed products, the Company can only terminate at will if it ceases all development and commercialization of licensed products.

St. Jude Children’s Research Hospital

In December 2013, the Company entered into an agreement with St. Jude, pursuant to which the Company (1) obtained control over, and is obliged to pursue and defend, St. Jude’s causes of action in Trustees of the University of Pennsylvania v. St. Jude Children’s Research Hospital, Civil Action No. 2:13-cv-01502-SD (E.D. Penn.), which concerns both U.S. Patent No. 8,399,645 (the “’645 Patent”) and a contractual dispute between St. Jude and the Trustees of the University of Pennsylvania (“Penn”) and (2) acquired an exclusive, worldwide, royalty-bearing license under certain patent rights owned by St. Jude, including the ’645 Patent, to develop, make, and commercialize licensed products and services for all therapeutic, diagnostic, preventative, and palliative uses. The patents and patent applications covered by this agreement are directed, in part, to CAR constructs capable of signaling both a primary and a costimulatory pathway. Together with St. Jude, the Company is a party in, and is adverse to, Penn and Novartis Pharmaceutical Corporation in that litigation (the “Penn litigation”). The Company also obtained settlement authority in the Penn litigation, subject to certain conditions, including St. Jude’s prior written consent, which may not be unreasonably withheld, and the right to a majority of any recovery in the Penn litigation above a certain threshold. The Company paid $25.0 million in the period from August 5, 2013 to December 31, 2013, as a license fee, which was recorded as research and development expense. In addition, the Company recorded $0.1 million and $0.3 million for the year ended December 31, 2014 and for the period from August 5, 2013 to December 31, 2013, respectively, to general and administrative expense for patent related fees and costs incurred by St. Jude.

The Company also agreed to pay to St. Jude milestone payments and royalties as a percentage of net sales of licensed products and services, and a percentage of St. Jude’s reasonable legal fees incurred in connection with the Penn litigation. For the year ended December 31, 2014 and for the period from August 5, 2013 to December 31, 2013, $3.6 million and $0.2 million, respectively, has been recorded as litigation expense for legal reimbursements. The Company is obligated to pay a $0.1 million minimum annual royalty for the first two years of the agreement and a $0.5 million minimum annual royalty thereafter.

Milestone payments to St. Jude of up to an aggregate of $62.5 million are triggered upon the achievement of specified clinical, regulatory, and commercialization milestones for licensed products, including JCAR014 or JCAR017, and are not creditable against royalties. The Company can terminate the agreement for any reason upon advance written notice.

Seattle Children’s Research Institute

In February 2014, the Company entered into a license agreement with SCRI that grants the Company an exclusive, worldwide, royalty-bearing sublicensable license to certain patent rights to develop, make and commercialize licensed products and to perform licensed services for all therapeutic, prophylactic, and diagnostic uses. The Company paid $0.2 million to SCRI in the year ended December 31, 2014 for the upfront license fee, which was recorded as research and development expense. In addition, the Company recorded $0.1 million in the year ended December 31, 2014 to general and administrative expense for reimbursed patent related fees and costs incurred by SCRI.

The Company is required to pay to SCRI annual license maintenance fees, creditable against royalties and milestone payments due to SCRI, of $50,000 per year for the first five years and $0.2 million per year thereafter.

The Company also agreed to pay SCRI milestone payments and royalties as a percentage of net sales of licensed products and licensed services. Milestone payments to SCRI of up to an aggregate of $9.0 million per licensed product, including JCAR014 and JCAR017, are triggered upon the achievement of specified clinical, regulatory, and commercialization milestones and are not creditable against future royalties. The Company may terminate the agreement for any reason with 60 days’ written notice.

Opus Bio

In December 2014, the Company entered into a license agreement with Opus Bio, Inc. pursuant to which the Company was granted an exclusive, worldwide, sublicensable license under certain patent rights and data to research, develop, make, have made, use, have used, sell, have sold, offer to sell, import and otherwise exploit products that incorporate or use engineered T cells directed against CD22 and that are covered by such patent rights or use or incorporate such data. Certain of the licensed patent rights are in-licensed by Opus Bio from the National Institutes of Health (“NIH”). Under the agreement, the Company is required to use commercially reasonable efforts to research, develop, and commercialize licensed products. Such development must be in accordance with the timelines provided in the license agreement for achievement of certain clinical, regulatory, and commercial benchmarks, and with the development plans set forth in Opus Bio’s agreements with the NIH.

During the year ended December 31, 2014, the Company made an upfront payment to Opus Bio of $20.0 million, which was recorded as research and development expense. Additionally, the Company issued to Opus Bio 1,602,564 shares of its common stock, and recognized $64.1 million in research and development expense based on the fair value of the stock on the issuance date of December 24, 2014.

Upon achievement of certain clinical, regulatory, and commercial milestones set forth in the license agreement, the Company will be obligated to pay Opus Bio additional consideration. The consideration due upon achievement of the first three clinical milestones would consist of additional shares of our common stock in an amount equal to the dollar value specified for the applicable milestone, which is $52.5 million in the aggregate for the three milestones, divided by the greater of $10.92 and the arithmetic average of the daily volume- weighted average price of our common stock on The NASDAQ Global Select Market over the 30 trading days preceding the achievement of the milestone, up to a maximum of 4,807,692 shares in the aggregate (this minimum per share value and maximum number of shares subject, in each case, to adjustment for any stock dividend, stock split, combination of shares, or other similar events). Upon achievement of any subsequent milestones, the Company will be obligated to pay Opus Bio cash consideration, which potential milestone payments total $215.0 million in the aggregate. Once certain milestones have been achieved, the Company will be required to spend at least $2.5 million per year on development and commercialization of licensed products.

The license agreement further provides that the Company is required to pay to Opus Bio tiered royalties based on annual net sales of licensed products by us and by sublicensees. The Company will also be required to make certain pass-through payments owed by Opus Bio to NIH under its NIH license agreements, including certain patent costs, development and commercial milestones of up to $2.8 million in the aggregate, royalties based on annual net sales. The Company may terminate the agreement at will upon 30 days’ prior written notice.

6. Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	December 31, 2014
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$223,745	$—	$—	$223,745
Commerical paper	13,294	—	—	13,294
U.S. government and agency securities	7,582	—	—	7,582
Corporate debt securities	1,702	—	—	1,702

Total cash equivalents	246,323	—	—	246,323

Marketable securities:
Commerical paper	1,999	—	—	1,999
U.S. government and agency securities	47,868	—	(21)	47,847
Corporate debt securities	29,863	—	(37)	29,826

Total marketable securities	79,730	—	(58)	79,672

Long-term marketable securities:
U.S. government and agency securities	34,898	—	(25)	34,873
Corporate debt securities	3,544	1	(7)	3,538

Total long-term marketable securities	$38,442	$1	$(32)	$38,411

The following table summarizes the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	December 31, 2014
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. government and agency securities	$43,332	$(21)	$—	$—	$43,332	$(21)
Corporate debt securities	26,611	(37)	—	—	26,611	(37)

Total marketable securities	69,943	(58)	—	—	69,943	(58)

Long-term marketable securities:
U.S. government and agency securities	33,873	(25)	—	—	33,873	(25)
Corporate debt securities	2,003	(7)	—	—	2,003	(7)

Total long-term marketable securities	$35,876	$(32)	$—	$—	$35,876	$(32)

The Company evaluated its securities for other-than-temporary impairment and consider the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell the securities, and the Company does not intend to do so prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of December 31, 2014.

All of our marketable securities have an effective maturity date of two years or less and are available for use and therefore classified as available-for-sale.

The Company did not hold any cash equivalents or marketable securities as of December 31, 2013.

7. Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$223,745	$—	$—	$223,745
Commerical paper	—	15,293	—	15,293
U.S. government and agency securities	—	90,302	—	90,302
Corporate debt securities	—	35,066	—	35,066

Total financial assets	$223,745	$140,661	$—	$364,406

Financial Liabilities:
Fair value of success payments liabilities attributable to the elapsed service period	$—	$—	$(84,920)	$(84,920)

Total financial liabilities	$—	$—	$(84,920)	$(84,920)

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Financial Assets:
Fair value of Series A convertible preferred stock option	$—	$—	$3,829	$3,829

Total financial assets	$—	$—	$3,829	$3,829

The Company measures the fair value of money market funds based on quoted prices in active markets for identical assets or liabilities. The Level 2 marketable securities include U.S. government and agency securities, corporate debt securities, and commercial paper and are valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial assets (in thousands):

Balance as of December 31, 2013	$3,829
Fair value of Series A-2 convertible preferred stock options at issuance	6,889
Change in fair value recorded in other expense	(10,718)

Balance at December 31, 2014	$—

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

Balance as of December 31, 2013	$—
Change in fair value of success payments liabilities attributable to the elapsed service period recorded in research and development expense	(84,920)

Balance at December 31, 2014	$(84,920)

As of December 31, 2014, the estimated fair value of the success payment liabilities was approximately $195.9 million, of which $84.9 million represents the portion attributable to each valuation measurement date and the associated elapsed service period. As of December 31, 2013, because the probability of achieving a 5x (FHCRC) or 10x (MSK) increase in value and less than one fiscal quarter had elapsed since the agreement was executed, the estimated fair value of the award attributable to the elapsed service period under the arrangement was de minimis.

8. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2014	2013
Laboratory equipment	$3,921	$—
Computer equipment and software	198	42
Leasehold improvements	98	—

Property and equipment, at cost	4,217	42
Less: Accumulated depreciation	(199)	(2)

Property and equipment, net	$4,018	$40

Depreciation expense related to property and equipment was $0.2 million for the year ended December 31, 2014. Depreciation expense related to property and equipment was de minimis for the period from August 5, 2013 to December 31, 2013.

9. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2014	2013
Accrued legal expenses	$4,309	$1,623
Accrued bonus expense	3,106	137
Accrued research and development expenses	2,724	—
Accrued offering costs	1,456	—
Accrued lab equipment	941	—
Accrued clinical expenses	564	493
Accrued employee expenses	531	263
License fee payable	—	6,900
Other	946	554

Total accrued liabilities	$14,577	$9,970

10. Convertible Preferred Stock

In October 2013, the Company issued 2,250,000 shares of Series A-1 convertible preferred stock and 263,747 shares of Series A convertible preferred stock to ZetaRx, as part of an asset acquisition.

In October 2013 and December 2013, the Company sold an aggregate of 16,666,917 shares of Series A convertible preferred stock at a price of $4.00 per share for gross proceeds of $66.7 million. Pursuant to the Series A convertible preferred stock purchase agreement, upon the approval in July 2014 by the Company’s board of directors of a defined strategic plan, the Company exercised its right to sell, and certain Series A holders were obligated to purchase, an additional 5,000,000 shares of Series A convertible preferred stock at $4.00 per share at the final closing.

In April 2014, Company executed an agreement for a $93.9 million Series A-2 convertible preferred stock financing in three tranches of 7.8 million shares, or $31.3 million, each.

The Company recorded deemed dividends of $67.5 million in the year ended December 31, 2014 related to the second tranche closing and third tranche closing of the Company’s Series A-2 convertible preferred stock that occurred in June and July 2014 and the final closing of the Company’s Series A convertible preferred stock financing that occurred in July 2014. On the dates of issuance, the fair value of the Series A-2 convertible preferred stock was $5.96 and $7.88 per share in the second tranche closing and third tranche closing of the Series A-2 convertible preferred stock financing, respectively, compared with the purchase price per share of $4.00. On the date of issuance the fair value of the Series A convertible preferred stock was $8.36 per share in the final closing of the Series A convertible preferred stock financing, compared with the purchase price per share of $4.00. For financial reporting purposes, the estimated fair value of the Series A and Series A-2 convertible preferred stock at these closing dates was derived taking into account numerous valuation factors, including, but not limited to, retrospective valuations performed by independent third-party valuation firms, the Company’s stage of development, capital resources, current business plans, and likelihood of achieving a liquidity event, and the rights, preferences, and privileges of our Series A and Series A-2 convertible preferred stock compared to the rights, preferences, and privileges of the Company’s other outstanding equity securities. The difference between the estimated fair value as of the closing dates and the purchase price was deemed to be equivalent to preferred stock dividends. As a result, the Company recorded deemed dividends of $67.5 million in the year ended December 31, 2014. The deemed dividends were recorded as an increase in convertible preferred stock of $67.5 million, a decrease in additional paid-in capital of $16.4 million, and an increase in accumulated deficit of $51.1 million. The deemed dividends increased the net loss attributable to common stockholders by $67.5 million in the calculation of basic and diluted net loss per common share for the year ended December 31, 2014.

In August 2014, the Company sold 12,244,661 shares of Series B convertible preferred stock at a price of $10.92 per share for gross proceeds of $133.7 million.

The Company assessed the Series A convertible preferred stock, Series A-1 convertible preferred stock, Series A-2 convertible preferred stock, and Series B convertible preferred stock for any beneficial conversion features or embedded derivatives, including the conversion option, that would require bifurcation from the applicable series of convertible preferred stock and receive separate accounting treatment. On the date of the issuance of convertible preferred stock, the fair value of the common stock into which the Series A convertible preferred stock, Series A-1 convertible preferred stock, Series A-2 convertible preferred stock, and Series B convertible preferred stock, respectively, was convertible was less than the effective conversion price of such stock and, as such, there was no intrinsic value of the conversion option on the commitment date.

Upon the closing of the IPO, all outstanding shares of convertible preferred stock converted into 59,909,397 shares of common stock. As of December 31, 2014 the Company does not have any convertible preferred stock issued or outstanding.

11. Common Stock

As of December 31, 2014, there were 82,073,647 shares of common stock outstanding. This excludes 8,352,714 shares of restricted common stock outstanding that are subject to vesting requirements.

As of December 31, 2014, the Company had reserved 2,720,351 shares of common stock for future issuance upon the exercise of outstanding stock options.

Each share of common stock is entitled to one vote, subject to any special voting rights of preferred stock, none of which was outstanding as of December 31, 2014.

12. Stock-Based Compensation

Equity Incentive Plans

Until the IPO, the Company maintained and granted restricted stock awards and option awards under the 2013 Stock Incentive Plan (the “2013 Plan”) for employees, directors, consultants, and advisors to the Company. The 2013 terminated as of the IPO as to future awards, but will continue to govern restricted stock awards and option awards previously granted thereunder. Upon termination of the 2013 Plan, the 453,547 shares that were then unissued and available for future award under the 2013 Plan became available under the 2014 Equity Incentive Plan (the “2014 Plan”), described below.

As of December 31, 2014, a total of 2,683,351 shares of common stock are subject to options outstanding under the 2013 Plan and 8,352,714 shares of unvested restricted stock are outstanding under the 2013 Plan, which shares will become available under the 2014 Plan to the extent the options are forfeited or lapse unexercised or the restricted stock is forfeited prior to vesting.

In December 2014, the Company’s board of directors adopted the 2014 Plan. The 2014 Plan became effective the day prior to the effective date of the registration statement for the Company’s IPO, and enables the grant of incentive and non-qualified stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, and other stock-based awards to employees, directors, consultants, and advisors to the Company. Terms of the awards, including vesting requirements, are determined by the Company’s board of directors or by a committee appointed by our board of directors. The 2014 Plan provides for an initial reserve of 6,200,000 shares, plus the 453,547 shares transferred from the 2014 Plan as a result of the termination of the 2013 Plan, and any shares awards that subsequently are forfeited or lapse unexercised under the 2013 Plan.

As of December 31, 2014, the total number of shares reserved for issuance under the 2014 Plan was 6,653,547, of which 37,000 shares were subject to outstanding option awards.

The 2014 Plan provides for an annual increase in the shares available for issuance thereunder, to be added on the first day of each fiscal year, beginning with the year ending December 31, 2015 and continuing until the expiration of the 2014 Plan, equal to the lesser of (i) four percent (4%) of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year or (ii) such number of shares determined by the board of director or an authorized committee of the board of directors; provided, however, that such determination under clause (ii) will be made no later than the last day of the immediately preceding fiscal year. As a result of the operation of this provision, on January 1, 2015, an additional 3,617,054 shares became available for issuance under the 2014 Plan.

Generally, awards granted by the Company under the 2013 Plan and 2014 Plan vest over four years.

2014 Employee Stock Purchase Plan

In December 2014, the Company’s board of directors adopted the 2014 employee stock purchase plan (the “ESPP”). The ESPP will be administered by our board of directors or by a committee appointed by our board of directors. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The initial offering period under the ESPP began on December 19, 2014 and ends on November 16, 2015, on which date participating employees will be able to purchase shares at 85% of the lower of $24.00 per share, which was the price to the public of shares in our IPO, and the closing price on November 16, 2015. Following the initial offering period, the ESPP provides for consecutive six-month offering periods beginning on the first trading day on or after November 15 and May 15 of each year, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period.

The Company initially reserved 1,500,000 shares of common stock for issuance under the ESPP. As of December, 31, 2014, no shares had been issued under the ESPP.

The ESPP also provides for an annual increase, to be added on the first day of each fiscal year, beginning with the year ending December 31, 2015 and continuing until the expiration of the ESPP, equal to the lesser of (i) one and a half percent (1.5%) of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year or (ii) such number of shares determined by the board of directors or authorized committee of the board of directors. As a result of the operation of this provision, on January 1, 2015, an additional 1,356,395 shares became available for issuance under the ESPP.

Restricted Stock

A summary of the Company’s restricted stock activity for the year ended December 31, 2014 is as follows:

	Shares	Weighted Average Fair Value at Date of Grant per Share
Unvested shares as of December 31, 2013	5,789,123	$0.34
Granted	4,169,655	2.91
Vested	(1,506,064)	0.76
Forfeited	(100,000)	1.04

Unvested shares as of December 31, 2014	8,352,714	$1.46

Management estimates expected forfeitures and recognizes compensation costs only for those equity awards expected to vest. For the year ended December 31, 2014, the Company recognized $5.4 million in compensation cost related to vested restricted stock, of which $2.7 million was related to service providers other than our employees, scientific founders, and directors, including a former co-founding director who became a consultant upon his departure from the board of directors. Of the compensation cost related to vested restricted stock, $2.5 million was classified as research and development expense and $2.9 million was classified as general and administrative expense. For the period from August 5, 2013 to December 31, 2013, the Company recognized $0.1 million in compensation cost related to vested restricted stock, primarily classified as research and development expense. The fair value of awards vested during the years ended December 31, 2014 and 2013 was $21.4 million and $0.4 million.

As of December 31, 2014, there was $10.5 million of total unrecognized compensation cost related to non-vested restricted stock held by employees, scientific founders, and directors. As of December 31, 2014, the Company expects to recognize these costs over a remaining weighted average period of 3.03 years.

Stock Options

A summary of the Company’s stock option activity for the year ended December 31, 2014 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2013	—	$—	—	$—
Granted	2,730,976	7.23
Exercised	—	—
Cancelled	(10,625)	6.78

Oustanding as of December 31, 2014	2,720,351	$7.23	9.75	$122,390

Exercisable as of December 31, 2014	99,649	$6.61	9.72	$4,545

The fair value of each stock option granted has been determined using the Black-Scholes option pricing model. The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted during the year ended December 31, 2014 included the following:

Assumptions	December 31, 2014
Risk free interest rate	1.59% – 2.17%
Expected volatility	75%
Expected life	6.25 – 10 years
Expected dividend yield	0%

For employees, scientific founders, and directors, the expected life was calculated based on the simplified method as permitted by the SEC Staff Accounting Bulletin No. 110, Share-Based Payment. For other service providers, the expected life was calculated using the contractual term of the award. Management’s estimate of expected volatility was based on available information about the historical volatility of stocks of similar publicly-traded companies for a period matching the expected term assumption. The risk-free interest rate is based on a U.S. Treasury instrument whose term is consistent with the expected life of the stock options. In addition to the assumptions above, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

For the year ended December 31, 2014, the Company recognized $1.1 million in compensation expense related to stock options, of which $0.1 million was related to service providers other than our employees, scientific founders, and directors. Of the compensation costs related to stock options, $0.4 million was classified as research and development expense and $0.7 million was classified as general and administrative expense. The weighted average grant date fair value of options granted for the year ended December 31, 2014 was $4.86 per share.

As of December 31, 2014, there was $12.1 million of total unrecognized compensation costs related to employees’ and directors’ stock options, which costs the Company expects to recognize over a remaining weighted average period of 3.68 years.

13. Income Taxes

As of December 31, 2014 and December 31, 2013, the Company had federal net operating loss carryforwards of approximately $51.1 million and $5.6 million, respectively, which are available to reduce future taxable income. The Company also had federal tax credits of $1.8 million and $0.1 million as of December 31, 2014 and December 31, 2013, respectively, which may be used to offset future tax liabilities. The net operating loss (“NOL”) and tax credit carryforwards will begin to expire in 2033. The NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service (“IRS”) and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986 (“IRC”). This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. Subsequent ownership changes may further affect the limitation in future years.

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	Year Ended December 31, 2014	Period from August 5, 2013 to December 31, 2013
Federal statutory tax	34.00%	34.00%
Permanent items	(2.32)	(4.25)
Valuation allowance	(32.39)	(29.95)
Research credit	0.71	0.20

Total	0.00%	0.00%

The effective tax rate for the year ended December 31, 2014 and the period from August 5, 2013 to December 31, 2013, is different from the federal statutory tax rate primarily due to certain stock compensation items and a valuation allowance against deferred tax assets as a result of insufficient sources of income.

The principal components of the Company’s net deferred tax assets are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$17,391	$1,904
Research and development tax credits	1,799	92
Acquired technology	45,534	13,533
Success payments	28,872	—
Stock compensation	115	—
Other	1,430	25

Gross deferred tax assets	95,141	15,554
Valuation allowance	(94,368)	(15,522)

Deferred tax assets, net of valuation allowance	773	32
Deferred tax liabilities
Stock compensation and other	(773)	(32)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been offset in full by a valuation allowance. The valuation allowance relates primarily to net deferred tax assets from operating losses, research and development tax credit carryforwards, amounts paid to enter into various agreements the tax treatment of which requires capitalization and amortization, and success-based payments that are accrued but not yet paid for tax purposes. The Company’s deferred tax liability for stock compensation relates to tax deductions recorded pursuant to IRC section 83(b) elections in excess of stock compensation expense recognized in the financial statements. The Company has recorded a valuation allowance against its deferred tax assets as of December 31, 2014 and December 31, 2013, because the Company management believes that it is more likely than not that these assets will not be fully realized.

The Company follows the provisions of ASC 740, Accounting for Income Taxes, and the accounting guidance related to accounting for uncertainty in income taxes. The Company determines its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be sustained upon examination by the relevant income tax authorities. As of December 31, 2014 the Company has no uncertain tax positions. The Company has not, as yet, conducted a study of research and development (“R&D”) credit carryforwards. Such a study, if undertaken by the Company, would not result in a material adjustment to the Company’s R&D credit carryforwards. The Company will recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal and local income tax authorities for all tax years in which a loss carryforward is available.

14. Commitments and Contingencies

The Company has an operating lease for 23,191 square feet of office and laboratory space located in Seattle, Washington, which expires on June 27, 2017. The lease agreement includes rent escalation clauses and a free rent period. The Company records rent expense on a straight-line basis over the effective term of the lease, including any free rent periods. The Company may terminate the lease agreement with 120 days’ notice after March 31, 2016.

In November 2014, the Company entered into an operating lease for an additional 17,841 square feet of office and laboratory space located in the same building in Seattle, Washington as the Company’s existing leased space. The lease began in December 2014 and expires June 29, 2017, but the Company may earlier terminate the lease agreement with 120 days’ notice effective any date following March 31, 2016.

Rent expense for the year ended December 31, 2014 and the period from August 5, 2013 to December 31, 2013 was $0.9 million and $0.1 million, respectively. The Company’s lease agreements also require payment of common area maintenance charges and other executory costs.

The following table summarizes the Company’s future minimum lease commitments as of December 31, 2014 (in thousands):

Year ending December 31:
2015	$1,704
2016	1,751
2017	897

Total minimum lease payments	$4,352

In connection with the entry by the Company into its exclusive license agreement with St. Jude in December 2013, the Company acquired control of St. Jude’s causes of action in the Penn litigation, which concerns both a patent exclusively licensed to the Company by St. Jude and a contractual dispute between St. Jude and Penn. Together with St. Jude, the Company is a party in, and is adverse to, Penn and Novartis Pharmaceutical Corporation in that litigation. On August 13, 2014 the Court ordered that a trial in the lawsuit begin in April 2015. The Company is obligated pursuant to the exclusive license agreement to reimburse a percentage of St. Jude’s reasonable legal fees incurred in connection with the litigation. For the year ended December 31, 2014 and for the period from August 5, 2013 to December 31, 2013, the Company recorded litigation expense of $3.6 million and $0.2 million, respectively, in the statement of operations for such legal reimbursements.

15. Related-Party Transactions

The Company has collaboration and license agreements with FHCRC and MSK, who are also common stockholders. See Note 4, Collaboration Agreements and Note 5, License Agreements. As of December 31, 2014 and December 31, 2013, the Company had a payable to FHCRC of $1.6 million and $0.3 million, respectively. As of December 31, 2014 and December 31, 2013, the Company had a payable to MSK of $1.1 million and $7.3 million, respectively. These amounts are recorded as accrued liabilities on the balance sheets.

The Company has a supply and license agreement with a strategic supplier, in which the Company also has an investment in preferred stock. The investment is a cost-method investment because the Company does not have the ability to significantly influence or control the supplier.

16. Employee Benefit Plan

In January 2014, the Company adopted a 401(k) retirement and savings plan (the “401(k) Plan”) covering all employees. The 401(k) Plan allows employees to make pre- and post-tax contributions up to the maximum allowable amount set by the IRS. The Company does not make matching contributions to the 401(k) Plan on behalf of participants.

17. Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for the year ended December 31, 2014 and the period from August 5, 2013 to December 31, 2013. The unaudited quarterly information has been prepared on a basis consistent with the audited financial statements and includes all adjustments that the Company considers necessary for a fair presentation of the information shown. The operating results for any fiscal quarter are not necessarily indicative of the operating results for a full fiscal year or for any future period and there can be no assurances that any trend reflected in such results will continue in the future.

Year ended December 31, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
	(In thousands, except per share data)
Loss from operations	$(8,320)	$(12,680)	$(19,818)	$(191,940)
Net loss	(8,949)	(22,769)	(19,818)	(191,871)
Deemed dividends upon issuance of convertible preferred stock	—	(15,357)	(52,107)	—
Net loss attributable to common stockholders	(8,949)	(38,126)	(71,925)	(191,871)
Net loss per share attributable to common stockholders, basic and diluted	$(1.41)	$(5.80)	$(10.50)	$(13.68)

Period from August 5, 2013 to December 31, 2013	First Quarter	Second Quarter	Third Quarter (2)	Fourth Quarter
	(In thousands, except per share data)
Loss from operations	$—	$—	$(63)	$(51,615)
Net loss	—	—	(63)	(51,757)
Deemed dividends upon issuance of convertible preferred stock	—	—	—	—
Net loss attributable to common stockholders	—	—	(63)	(51,757)
Net loss per share attributable to common stockholders, basic and diluted	$—	$—	$(0.14)	$(9.98)

(1)	Includes non-cash expense of $83.4 million associated with the portion of the success payment liability to FHCRC and MSK attributable to the elapsed service period and $84.1 million in upfront fees to acquire technology related to JCAR018, of which $20.0 million was paid in cash and $64.1 million was paid through the issuance of common stock.
(2)	Third Quarter of 2013 reflects the period from August 5, 2013 to September 30, 2013.

18. Subsequent Events

Facility Lease

In February 2015, the Company entered into a lease for an approximately 68,000 square foot facility (the “Facility”) located in Bothell, Washington (the “Bothell Lease”). The Bothell Lease commenced in March 2015 and has an initial term of ten years, with an annual rental rate starting at $21.00 per square foot in the first year of the Bothell Lease, escalating each year by 2.5%, to $26.23 per square foot by the tenth year of the Bothell Lease. For the first two years of the Bothell Lease, the Company is only required to pay for 50,000 square feet, so long as it does not occupy more than 55,000 square feet. As such, the annual rent obligation is expected to be $1,050,000 for the first year of the Bothell Lease, escalating to $1,778,105 in the tenth year of the Bothell Lease, for a total rent obligation of $15.2 million over the ten year term of the Bothell Lease. The Company will also be responsible for certain other costs, such as insurance, taxes, utilities, maintenance, a property management fee, and reimbursement of certain landlord expenses related to maintenance of common areas. The Company has delivered the landlord a letter of credit for $355,946 in lieu of a security deposit under the Lease.

The Company has the right to terminate the Bothell Lease effective as of any date after the second and on or before the seventh anniversary of the commencement of the Bothell Lease term, with 12-months’ advance written notice and payment of an early termination fee equal to two years of rent and any unamortized leasing commissions paid by the landlord to any broker with respect to the initial term of the Bothell Lease. The Company will also have two options to extend the term of the Bothell Lease by five years each option, subject to a market-based rent escalation provision. Each of these options may be exercised by the Company no later than 12 months of the then-existing expiration date of the Bothell Lease.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2014, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Attestation Report of the Registered Public Accounting Firm

This report does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2015 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after December 31, 2014, under the headings “Executive Officers,” “Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to our officers, directors, and employees which is available on the Investor Relations section of our website at www.junotherapeutics.com. The Code of Business Conduct and Ethics is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. In addition, we intend to promptly disclose (1) the nature of any amendment to our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

Item 11.	Executive Compensation

Information required by this item will be contained in the Proxy Statement under the headings “Executive Compensation” and “Director Compensation,” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item will be contained in the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” and is incorporated herein by reference.

Item 13.	Certain Relationships, Related Transactions and Director Independence

Information required by this item will be contained in the Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance,” and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information required by this item will be contained in the Proxy Statement under the heading “Principal Accountant Fees and Services,” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Financial Statements

See Index to Financial Statements at Item 8 herein.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

See the Exhibit Index immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUNO THERAPEUTICS, INC.

By:	/s/ Hans E. Bishop
Hans E. Bishop
President and Chief Executive Officer

Date: March 18, 2015

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Hans E. Bishop, Steven D. Harr, and Bernard J. Cassidy, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hans E. Bishop Hans E. Bishop	President, Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2015

/s/ Steven D. Harr Steven D. Harr	Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2015

/s/ Howard H. Pien Howard H. Pien	Chairman of the Board	March 18, 2015

/s/ Hal V. Barron Hal V. Barron	Director	March 18, 2015

/s/ Anthony B. Evnin Anthony B. Evnin	Director	March 18, 2015

/s/ Richard Klausner Richard Klausner	Director	March 18, 2015

/s/ Robert T. Nelsen Robert T. Nelsen	Director	March 18, 2015

/s/ Marc Tessier-Lavigne Marc Tessier-Lavigne	Director	March 18, 2015

/s/ Mary Agnes Wilderotter Mary Agnes Wilderotter	Director	March 18, 2015

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number

1.1	Form of Underwriting Agreement	S-1/A	12/09/2014	1.1

3.1	Amended and Restated Certificate of Incorporation	8-K	12/29/2014	3.1

3.2	Amended and Restated Bylaws	S-1/A	12/09/2014	3.2

4.1	Fourth Amended and Restated Investors’ Rights Agreement, dated December 5, 2014, by and among the registrant and the investors named therein	S-1/A	12/09/2014	4.1

4.2	Form of Common Stock Certificate	S-1/A	12/09/2014	4.2

10.1†	Exclusive License Agreement, dated November 1, 2009, by and between City of Hope and ZetaRx, LLC, predecessor to the registrant	S-1	11/17/2014	10.1

10.2†	Amended and Restated Patent and Technology License Agreement, effective November 1, 2009, by and between Fred Hutchinson Cancer Research Center and ZetaRx, LLC, predecessor to the registrant	S-1/A	11/24/2014	10.2

10.3†	Amended and Restated Patent and Technology License Agreement, effective January 2, 2012, by and between Fred Hutchinson Cancer Research Center and ZetaRx BioSciences, Inc., predecessor to the registrant	S-1/A	11/24/2014	10.3

10.4(A)†	Collaboration Agreement, dated October 16, 2013, by and between Fred Hutchinson Cancer Research Center and the registrant	S-1/A	11/24/2014	10.4(A)

10.4(B)†	Amendment No. 1 to Collaboration Agreement, dated November 19, 2014, by and between Fred Hutchinson Cancer Research Center and the registrant	S-1/A	11/24/2014	10.4(B)

10.5	Letter Agreement, dated October 16, 2013, by and between Fred Hutchinson Cancer Research Center and the registrant	S-1	11/17/2014	10.5

10.6†	Amended and Restated Patent and Technology License Agreement, effective October 16, 2013, by and between Fred Hutchinson Cancer Research Center and the registrant	S-1/A	11/24/2014	10.6

10.7(A)†	Exclusive License Agreement, dated November 21, 2013, by and between Memorial Sloan Kettering Cancer Center and the registrant	S-1	11/17/2014	10.7(A)

10.7(B)†	Amendment No. 1 to Exclusive License Agreement, dated September 8, 2014, by and between Memorial Sloan Kettering Cancer Center and the registrant	S-1	11/17/2014	10.7(B)

10.8†	Master Sponsored Research Agreement, dated November 21, 2013, by and between Memorial Sloan Kettering Cancer Center and the registrant	S-1	11/17/2014	10.8

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number

10.9†	Master Clinical Study Agreement, dated November 21, 2013, by and between Memorial Sloan Kettering Cancer Center and the registrant	S-1/A	12/16/2014	10.9

10.10†	Letter Agreement, dated November 21, 2013, by and between Memorial Sloan Kettering Cancer Center and the registrant	S-1	11/17/2014	10.10

10.11†	Exclusive License Agreement, dated December 3, 2013, by and between St. Jude Children’s Research Hospital, Inc. and the registrant	S-1	11/17/2014	10.11

10.12(A)†	Exclusive License Agreement, dated February 13, 2014, by and between Seattle Children’s Hospital d/b/a Seattle Children’s Research Institute and the registrant	S-1	11/17/2014	10.12(A)

10.12(B)†	Amendment No. 1 to Exclusive License Agreement, dated August 4, 2014, by and between Seattle Children’s Hospital d/b/a Seattle Children’s Research Institute and the registrant	S-1	11/17/2014	10.12(B)

10.13†	Sponsored Research Agreement, dated February 13, 2014, by and between Seattle Children’s Hospital d/b/a Seattle Children’s Research Institute and the registrant	S-1	11/17/2014	10.13

10.14#	Offer Letter Agreement, dated September 5, 2013, by and between Hans E. Bishop and the registrant, as amended by the Side Letter Agreement dated September 16, 2013	S-1	11/17/2014	10.14

10.15#	Offer Letter Agreement, dated January 1, 2014, by and between Bernard J. Cassidy and the registrant	S-1	11/17/2014	10.15

10.16#	Offer Letter Agreement, dated January 13, 2014, by and between Mark Frohlich, M.D. and the registrant	S-1	11/17/2014	10.16

10.17#	Offer Letter Agreement, dated March 20, 2014, by and between Steven D. Harr, M.D. and the registrant	S-1	11/17/2014	10.17

10.18#	Form of Director and Executive Officer Indemnification Agreement	S-1	11/17/2014	10.18

10.19#	2013 Equity Incentive Plan, as amended	S-1	11/17/2014	10.19

10.20#	Form of Restricted Stock Purchase Agreement under the 2013 Equity Incentive Plan	S-1	11/17/2014	10.20

10.21#	Form of Stock Option Grant Notice and Option Agreement under the 2013 Equity Incentive Plan	S-1	11/17/2014	10.21

10.22#	2014 Equity Incentive Plan	S-1/A	12/09/2014	10.22

10.23#	Form of Restricted Stock Unit Agreement under the 2014 Equity Incentive Plan	S-1	12/09/2014	10.23

10.24#	Form of Stock Option Grant Notice and Option Agreement under the 2014 Equity Incentive Plan	S-1	12/09/2014	10.24

10.25#	2014 Employee Stock Purchase Plan	S-1	12/09/2014	10.25

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number

10.26	Sublease Agreement, dated November 22, 2013, by and between Seattle Biomedical Research Institute and the registrant	S-1	11/17/2014	10.26

10.27	Sublease Agreement, dated November 20, 2014, by and between Seattle Biomedical Research Institute and the registrant	S-1/A	11/24/2014	10.27

10.28#	Executive Incentive Compensation Plan	S-1/A	12/09/2014	10.28

10.29†	Exclusive License Agreement, dated December 3, 2014, by and between Opus Bio, Inc. and the registrant	S-1/A	12/09/2014	10.29

10.30	Lease, dated as of February 2, 2015, by and between BMR-217th Place LLC and the registrant	8-K	02/09/2015	10.1

23.1	Consent of independent registered public accounting firm				X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

†	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.
#	Indicates management contract or compensatory plan.
*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Juno Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.