Form 10-Q
period 2015-03-31
Juno Therapeutics, Inc.
filed 2015-05-12
CIK 1594864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of May 4, 2015 was 90,426,361.

Juno Therapeutics, Inc.

Quarterly Report on Form 10-Q

Juno Therapeutics, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$164,158	$355,968
Marketable securities	231,436	79,672
Prepaid expenses and other current assets	5,145	3,595

Total current assets	400,739	439,235
Property and equipment, net	15,402	4,018
Long-term marketable securities	52,032	38,411
Other assets	7,873	7,499

Total assets	$476,046	$489,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$866	$1,096
Accrued liabilities	12,410	14,577
Success payment liabilities	123,830	84,920
Build-to-suit lease obligation	341	—

Total current liabilities	137,447	100,593
Build-to-suit lease obligation, less current portion	9,545	—
Other long-term liabilities	—	38

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at March 31, 2015 and December 31, 2014; 0 shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value, 495,000,000 shares authorized at March 31, 2015 and December 31, 2014; 82,831,784 and 82,073,647 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	8	8
Additional paid-in-capital	740,310	734,895
Accumulated other comprehensive loss	(18)	(90)
Accumulated deficit	(411,246)	(346,281)

Total stockholders’ equity	329,054	388,532

Total liabilities and stockholders’ equity	$476,046	$489,163

See accompanying notes.

Juno Therapeutics, Inc.

Statements of Operations

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Operating expenses:
Research and development	$57,799	$2,939
General and administrative	6,670	3,391
Litigation	691	1,990

Total operating expenses	65,160	8,320

Loss from operations	(65,160)	(8,320)
Interest income, net	195	—
Other income (expenses)	—	(629)

Net loss	$(64,965)	$(8,949)

Net loss per share, basic and diluted	$(0.79)	$(1.41)

Weighted average common shares outstanding, basic and diluted	82,507,813	6,330,843

See accompanying notes.

Juno Therapeutics, Inc.

Statements of Comprehensive Loss

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(64,965)	$(8,949)
Other comprehensive loss:
Unrealized gain on marketable securities	72	—

Comprehensive loss	$(64,893)	$(8,949)

See accompanying notes.

Juno Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(64,965)	$(8,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,041	—
Stock-based compensation	5,415	383
Loss from remeasurement of fair value of convertible preferred stock options	—	629
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,650)	(345)
Accounts payable	(27)	332
Accrued liabilities and other long-term liabilities	(373)	(1,816)
Success payment liabilities	38,910	177

Net cash used in operating activities	(21,649)	(9,589)
INVESTING ACTIVITIES
Purchases of marketable securities	(181,313)	—
Sales and maturities of marketable securities	15,201	—
Purchase of cost-method investment	—	(3,455)
Purchase of property and equipment	(2,342)	(221)

Net cash used in investing activities	(168,454)	(3,676)
FINANCING ACTIVITIES
Payment of issuance costs related to issuance of common stock	(1,683)	—
Payments of build-to-suit lease obligation	(24)	—

Net cash used in financing activities	(1,707)	—
Net decrease in cash and cash equivalents	(191,810)	(13,265)
Cash and cash equivalents at beginning of period	355,968	35,966

Cash and cash equivalents at end of period	$164,158	$22,701

SUPPLEMENTAL CASH FLOW INFORMATION
Purchases of property and equipment included in accounts payable and accrued liabilities	$610	$—

Amounts capitalized under build-to-suit leases	$9,910	$—

See accompanying notes.

Juno Therapeutics, Inc.

Notes to Financial Statements

1. Significant Accounting Policies

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

The Company is subject to a number of risks similar to other biopharmaceutical companies in the early stage, including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical testing or clinical trials, the need to obtain marketing approval for its product candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s products, and protection of proprietary technology. If the Company does not successfully commercialize or partner any of its product candidates, it will be unable to generate product revenue or achieve profitability. As of March 31, 2015, the Company had an accumulated deficit of $411.2 million.

The financial data as of December 31, 2014 is derived from audited financial statements, which are included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 19, 2015 (the “2014 Annual Report”), and should be read in conjunction with the audited financial statements and notes thereto.

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

Unaudited Interim Financial Information

The accompanying interim balance sheet as of March 31, 2015, the statements of operations, comprehensive loss and cash flows for the three months ended March 31, 2015 and 2014 and the related footnote disclosures are unaudited. These unaudited interim financial statements have been prepared in accordance with GAAP. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2015 and its results of operations, comprehensive loss, and its cash flows for the three months ended March 31, 2015 and 2014. The results for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

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

Marketable Securities

The Company generally invests its excess cash in investment grade short- to intermediate-term fixed income securities. Such investments are included in cash and cash equivalents, marketable securities, or long-term marketable securities on the balance sheets, classified as available-for-sale, and reported at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss).

The Company periodically evaluates whether declines in fair values of its investments below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the investment until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any investment before recovery of its amortized cost basis. Factors considered include quoted market prices, recent financial results and operating trends, implied values from any recent transactions or offers of investee securities, credit quality of debt instrument issuers, other publicly available information that may affect the value of our investments, duration and severity of the decline in value, and our strategy and intentions for holding the investment.

Property and Equipment, Net

Property and equipment consist of laboratory equipment, computer equipment and software, leasehold improvements and build-to suit property. Property and equipment is stated at cost, and depreciated using the straight-line method over the estimated useful lives of the respective assets.

Laboratory equipment	5 years
Computer equipment and software	3 years
Leasehold improvements	Shorter of asset’s useful life or remaining term of lease
Build-to-suit property	10 years

Other Assets

The Company accounts for its investment in a minority interest of Stage Cell Therapeutics GmbH (“Stage”), which minority interest the Company acquired in 2014, over which the Company as of March 31, 2015 had not exercised significant influence, using the cost method in accordance with the Financial Accounting Standards Board (“FASB”)

Accounting Standards Codification (“ASC”) 325-20, Cost Method Investments. Under the cost method, an investment is carried at cost until it is sold or there is evidence that changes in the business environment or other facts and circumstances suggest it may be other than temporarily impaired. This investment totaled $3.5 million as of March 31, 2015 and December 31, 2014 and has been included in other assets on the balance sheet. In May 2015, the Company acquired the remaining ownership interest in Stage. See Note 11, Subsequent Events.

Impairment of Long-Lived Assets

The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods as well as the strategic significance of the assets to the Company’s business objective. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset’s fair value. The Company has not recognized any impairment losses since inception.

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

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 – Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability

Our financial instruments, other than those presented in Note 5, Fair Value Measurements, include cash and cash equivalents, accounts payable and accrued liabilities. The carrying amount of cash and cash equivalents, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these instruments.

Convertible Preferred Stock

Prior to its IPO, the Company had several series of convertible preferred stock outstanding. The carrying value of the Company’s convertible preferred stock is adjusted to reflect dividends when and if declared by the board of directors. No dividends have been declared by the board of directors since inception. The Company classified its convertible preferred stock outside of permanent equity as the redemption of such stock was not solely under the control of the Company. Upon the occurrence of the IPO in December 2014, the carrying value of the convertible preferred stock was reclassified to common stock and additional paid-in capital.

Convertible Preferred Stock Option

Pursuant to certain 2013 and 2014 convertible preferred stock purchase agreements, the Company had the right to sell, or “put,” additional shares of Series A and A-2 convertible preferred stock in subsequent closings as well as potential obligations to issue additional shares upon the occurrence of certain events. The Company assessed its rights and potential obligations to sell additional shares and determined them to be a single unit of accounting, with classification outside of equity in accordance with ASC 480, Distinguishing Liabilities from Equity. As of each balance sheet date, the fair value of these combined instruments was estimated using the option pricing model and assumptions that are based on the individual characteristics of the option on the valuation date, as well as assumptions for expected volatility, expected term, and risk-free interest rate.

The Company recorded these combined instruments as convertible preferred stock options as of the date of the initial closings of the Series A convertible preferred stock financing and Series A-2 convertible preferred stock financing. The options were revalued to fair value at each subsequent balance sheet date, with fair value changes recognized as increases or reductions to other income (expense), net in the statements of operations. The Company estimated the fair value of these instruments based on the Black-Scholes option pricing model. As of March 31, 2014, the estimated fair value of the convertible preferred stock option was $3.2 million. The change in fair value of the options during the period of $0.6 million was recognized in other expense in the three months ended March 31, 2014. These options were exercised during 2014.

Success Payments

The Company granted rights to share-based success payments to the Fred Hutchinson Cancer Research Center (“FHCRC”) and the Memorial Sloan Kettering Cancer Center (“MSK”) pursuant to the terms of its collaboration agreements with each of those entities. Pursuant to the terms of these arrangements, the Company may be required to make success payments based on increases in the per share fair market value of the Company’s common stock, payable in cash or publicly-traded equity at the Company’s discretion. See Note 2, Collaboration Agreements. The success payments are accounted for under ASC 505-50, Equity-Based Payments to Non-Employees. Once the service period is complete, the instruments will be accounted for under ASC 815, Derivatives and Hedging, and continue to be marked to market with all changes in value recognized immediately in other income or expense.

Success payment liabilities are estimated at fair value at inception and at each subsequent balance sheet date and the expense is amortized using the accelerated attribution method over the remaining term (service period) of the related collaboration agreement or related possible payment due date (whichever is sooner). To determine the estimated fair value of the success payments the Company uses a Monte Carlo simulation methodology which models the future movement of stock prices based on several key variables. The following variables were incorporated in the estimated fair value of the success payment liability: estimated term of the success payments, fair value of common stock, expected volatility, risk-free interest rate, and estimated number and timing of valuation measurement dates on the basis of which payments may be triggered. For FHCRC success payments, estimated indirect costs related to the collaboration projects conducted by FHCRC that are creditable against the success payments are also included in the calculation. The computation of expected volatility was estimated based on available information about the historical volatility of stocks of similar publicly-traded companies for a period matching the expected term assumption. In addition, prior to the Company becoming publicly traded there was one valuation measurement date on the basis of which payments may be triggered. There are several valuation measurement dates subsequent to the IPO on the basis of which payments may be triggered.

As of March 31, 2015 and December 31, 2014, the estimated fair value of the total success payment obligation was approximately $230.3 million and $195.9 million, respectively. The Company recognized research and development expense of $38.9 million and $0.2 million in the three months ended March 31, 2015 and 2014, respectively. The expense recorded for the three months ended March 31, 2015 and 2014 represents the change in the success payment liability during such period and reflects an additional three months of accrued expense. The success payment liabilities on the balance sheet as of March 31, 2015 and December 31, 2014 were $123.8 million and $84.9 million, respectively.

The assumptions used to calculate the fair value of the success payments are subject to a significant amount of judgment including the expected volatility, estimated term, and estimated number and timing of valuation measurement dates and a small change in the assumptions may have a relatively large change in the estimated valuation and associated liability and expense. For example, keeping all other variables constant, a hypothetical 10% increase in the stock price at March 31, 2015 from $60.66 per share to $66.73 per share would have increased the expense recorded in the three months ended March 31, 2015 associated with the success payment liability by $12.9 million. A hypothetical 10% decrease in the stock price from $60.66 per share to $54.59 per share would have decreased the expense recorded in the three months ended March 31, 2015 associated with the success payment liability by $13.5 million. Further, keeping all other variables constant, a hypothetical 35% increase in the stock price at March 31, 2015 from $60.66 per share to $81.89 per share would have increased the expense recorded in the three months ended March 31, 2015 associated with the success payment liability by $42.3 million. A hypothetical 35% decrease in the stock price from $60.66 per share to $39.43 per share would have decreased the expense recorded in the three months ended March 31, 2015 associated with the success payment liability by $49.5 million, resulting in a gain of $10.6 million in the first quarter of 2015.

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

General and Administrative Expense

General and administrative costs are expensed as incurred and include personnel-related expenses including non-cash stock-based compensation for our personnel in executive, legal, finance and accounting, and other administrative functions, non-litigation legal costs, as well as fees paid for accounting and tax services, consulting fees, and facilities costs not otherwise included in research and development expenses. Non-litigation legal costs include general corporate legal fees and patent costs.

Litigation Expense

Litigation expense includes legal expense the Company incurred with respect to Trustees of the University of Pennsylvania v. St. Jude Children’s Research Hospital, Civil Action No. 2:13-cv-01502-SD (E.D. Penn), as well as expenses the Company is required to reimburse to St. Jude Children’s Research Hospital (“St. Jude”) with respect to such litigation. See Note 9, Commitments and Contingencies and Note 11, Subsequent Events.

Stock-Based Compensation

Under ASC 718, Compensation—Stock Compensation, the Company measures and recognizes expense for restricted stock awards, restricted stock unit (“RSU”) awards, and stock options granted to employees and directors based on the fair value of the awards on the date of grant. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model that requires management to apply judgment and make estimates, including:

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

Stock-based compensation expense for restricted stock, RSUs, and stock options is recognized over the requisite service period, which is generally the vesting period of the respective award. The Company is required to estimate a forfeiture rate to calculate the stock-based compensation expense for its awards. The Company’s forfeiture rate is based on an analysis of its actual forfeitures since the adoption of its equity award plan. Since inception, the Company’s estimated forfeiture rate has been de minimis. The Company routinely evaluates the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and expectations of future option exercise behavior.

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

Income Taxes

The Company determines its deferred tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities. The deferred tax assets and liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that the deferred tax asset will not be recovered. The Company applies judgment in the determination of the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of March 31, 2015 and December 31, 2014, the Company had no material unrecognized tax benefits. The Company recognizes any material interest and penalties related to unrecognized tax benefits in income tax expense.

The Company is required to file income tax returns in the U.S. federal jurisdiction. The Company currently is not under examination by the Internal Revenue Service or other jurisdictions for any tax years.

Net Loss per Share Attributable to Common Stockholders

Basic and diluted net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. The Company’s potentially dilutive shares, which include unvested restricted stock, unvested RSUs, options to purchase common stock, and potential shares issued for success payments, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The following table reconciles net loss to net loss attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2015	2014
Net loss	$(64,965)	$(8,949)
Weighted average number of common shares used in net loss per share – basic and diluted	82,507,813	6,330,843

Net loss per share – basic and diluted	$(0.79)	$(1.41)

The amounts in the table below were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated due to their anti-dilutive effect:

	As of March 31,
	2015	2014
Series A convertible preferred stock	—	16,930,668
Series A-1 convertible preferred stock	—	2,250,000
Unvested restricted common stock	7,598,095	7,489,162
Options to purchase common stock	3,840,931	—
Estimated shares issued if success payment valuation occurred at March 31, 2015 (1)	3,379,492	—

Total	14,818,518	26,669,830

(1)	Represents the number of shares that would be issued if the success payment valuation date had been March 31, 2015. The Company’s common stock price per share was $60.66 at March 31, 2015 which would have resulted in a success payment of $205 million ($125 million for FHCRC and $80 million for MSK). The number of shares issued is calculated by dividing the $160 million success payment by the stock price of $60.66 at March 31, 2015. At March 31, 2014 the stock price was below the threshold that would require a payment to FHCRC or MSK, therefore no shares are included.

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment and one reportable segment.

2. Collaboration Agreements

Fred Hutchinson Cancer Research Center

In October 2013, the Company entered into a collaboration agreement with FHCRC, focused on research and development of cancer immunotherapy products. The agreement has a six year term and can be extended if mutually agreed upon. The research will be conducted in accordance with a research plan and budget approved by the parties. The Company is committed to aggregate research funding of $9.3 million over a period of six years relating to the research and development of cellular immunology products. The Company recognized $2.0 million and $0.5 million of research and development expenses in connection with its collaboration agreement with FHCRC for the three months ended March 31, 2015 and 2014, respectively.

The Company granted FHCRC rights to certain share-based success payments. Under the terms of this arrangement, the Company may be required to make success payments to FHCRC based on increases in the estimated fair value of the Company’s common stock. The potential payments are based on multiples of increased value ranging from 5x to 40x based on a comparison of the fair value of the common stock relative to its original $4.00 issuance price. The payments are based on whether the value of the Company’s common stock meets or exceeds certain specified threshold values ascending from $20.00 per share to $160.00 per share, in each case subject to adjustment for any stock dividend, stock split, combination of shares, or other similar events. In June 2014, the Company entered into an agreement with FHCRC in which it can offset certain indirect costs related to the collaboration projects conducted by FHCRC against any success payments. The aggregate success payments to FHCRC are not to exceed $375 million which would only occur upon a 40x increase in value. The term of the success payment agreement ranges from eight to eleven years depending upon when or if the company receives FDA approval of certain of its product candidates as specified in the agreement.

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

The Company’s liability for share-based success payments under the FHCRC collaboration is carried at fair value and recognized as expense over the term of the six-year collaboration agreement. To determine the estimated fair value of the success payment liability the Company uses a Monte Carlo simulation methodology which models the future movement of stock prices based on several key variables. The following variables were incorporated in the calculation of the estimated fair value of the success payment liability as of March 31, 2015:

Assumptions	March 31, 2015	December 31, 2014
Fair value of common stock	$60.66	$52.22
Risk free interest rate	1.63%-1.91%	1.94%-2.16%
Expected volatility	75%	75%
Expected term (years)	6.55-9.55	6.79-9.79

The computation of expected volatility was based on available information about the historical volatility of stocks of similar publicly-traded companies for a period matching the expected term assumption. The risk free interest rate and expected term assumptions ranged from 1.63% to 1.91% and 6.55 to 9.55 years, respectively, depending on the estimated timing of FDA approval. In addition, the Company incorporated the estimated number and timing of valuation measurement dates in the calculation of the success payment liability. As of March 31, 2015 and December 31, 2014, the estimated fair value of the total success payment obligation to FHCRC was approximately $162.9 million and $139.1 million, respectively. The Company recognized research and development expense of $27.2 million and $0.1 million in the three months ended March 31, 2015 and 2014, respectively. The expense associated with the success payment obligation is amortized to research and development expense using the accelerated attribution method over the service period. The success payment liabilities as of March 31, 2015 and December 31, 2014 was $88.4 million and $61.2 million, respectively.

Memorial Sloan Kettering Cancer Center

In November 2013, the Company entered into a sponsored research agreement with MSK, focused on research and development relating to chimeric antigen receptor T cell technology. The research will be conducted in accordance with a research plan and budget approved by the parties. The Company is committed to aggregate research funding of $2.2 million over a period of five years. The Company also entered into a master clinical study agreement, with MSK, pursuant to which the Company committed to provide aggregate funding to MSK of up to $7.2 million for six clinical studies to be conducted at MSK on the Company’s behalf. Each such study will be conducted in accordance with a written plan and budget and protocol approved by the parties. The Company recognized $1.0 million and $0.3 million of research and development expenses in connection with its collaboration agreement with MSK for the three months ended March 31, 2015 and 2014, respectively.

The Company granted MSK rights to certain share-based success payments. Under the terms of this arrangement, the Company may be required to make success payments to MSK based on the increases in the estimated fair value of the Company’s common stock. The potential payments are based on multiples of increased value ranging from 10x to 30x based on a comparison of the fair value of the common stock relative to its original $4.00 issuance price. The payments are based on whether the value of the Company’s common stock meets or exceeds certain specified threshold values ascending from $40.00 per share to $120.00 per share, in each case subject to adjustment for any stock dividend, stock split, combination of shares, or other similar events. The aggregate success payments to MSK are not to exceed $150 million, which would only occur upon a 30x increase in value. The term of the success payment agreement ranges from eight to eleven years depending upon when or if the company receives FDA approval of certain of its product candidates as specified in the agreement.

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

The Company’s liability for share-based success payments under the MSK collaboration is carried at fair value and recognized as expense over the term of the five-year collaboration agreement. To determine the estimated fair value of the success payment liability the Company uses a Monte Carlo simulation methodology which models the future movement of stock prices based on several key variables. The following variables were incorporated in the calculation of the estimated fair value of the success payment liability as of March 31, 2015:

Assumptions	March 31, 2015	December 31, 2014
Fair value of common stock	$60.66	$52.22
Risk free interest rate	1.65%-1.91%	1.95%-2.16%
Expected volatility	75%	75%
Expected term (years)	6.64-9.65	6.89-9.89

The computation of expected volatility was based on available information about the historical volatility of stocks of similar publicly-traded companies for a period matching the expected term assumption. The risk free interest rate and expected term assumptions ranged from 1.65% to 1.91% and 6.64 to 9.65 years, respectively, depending on the estimated timing of FDA approval. In addition, the Company incorporated the estimated number and timing of valuation measurement dates in the calculation of the success payment liability. As of March 31, 2015 and December 31, 2014, the estimated fair value of the total success payment obligation to MSK was approximately $67.4 million and $56.8 million, respectively. The Company recognized research and development expense of $11.7 million and $0.1 million in the three months ended March 31, 2015 and 2014, respectively. The expense associated with the success payment obligation is amortized to research and development expense using the accelerated attribution method over the service period. The success payment liabilities as of March 31, 2015 and December 31, 2014 was $35.4 million and $23.7 million, respectively.

Seattle Children’s Research Institute

In February 2014, the Company entered into a sponsored research agreement with Seattle Children’s Research Institute (“SCRI”) pursuant to which the Company committed to provide research funding to SCRI totaling not less than $2.1 million over a period of five years. Effective April 1, 2015, the sponsored research agreement was amended to extend the term of the agreement through April 2020, thereby increasing the minimum funding obligations by an additional $0.3 million. The research will be conducted in accordance with a written plan and budget approved by the parties. In November 2014, the Company entered into a Letter of Intent with SCRI pursuant to which the Company committed to provide clinical trial funding to SCRI totaling not less than $4.1 million over a period of five years. The Company recognized $0.2 million of research and development expenses in connection with its sponsored research agreement with SCRI for the three months ended March 31, 2015. The Company did not record expense in connection with its sponsored research agreement with SCRI for the three months ended March 31, 2014.

3. License Agreements

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

St. Jude Children’s Research Hospital

In December 2013, the Company entered into an agreement with St. Jude (“St. Jude License Agreement”), pursuant to which the Company (1) obtained control over, and the obligation to pursue and defend, St. Jude’s causes of action in Trustees of the University of Pennsylvania v. St. Jude Children’s Research Hospital, Civil Action No. 2:13-cv-01502-SD (E.D. Penn.), which concerned both U.S. Patent No. 8,399,645 (the “’645 Patent”) and a contractual dispute between St. Jude and the Trustees of the University of Pennsylvania (“Penn”) and (2) acquired an exclusive, worldwide, royalty-bearing license under certain patent rights owned by St. Jude, including the ’645 Patent, to develop, make, and commercialize licensed products and services for all therapeutic, diagnostic, preventative, and palliative uses. The patents and patent applications covered by this agreement are directed, in part, to CAR constructs capable of signaling both a primary and a costimulatory pathway. Together with St. Jude, the Company was a party in, and was adverse to, Penn and Novartis Pharmaceutical Corporation (“Novartis”) in that litigation (the “Penn litigation”), which was settled by the parties in April 2015. See Note 11, Subsequent Events for a discussion of the settlement of this litigation.

The Company also agreed to pay to St. Jude milestone payments and royalties as a percentage of net sales of licensed products and services, and a percentage of St. Jude’s reasonable legal fees incurred in connection with the Penn litigation. For the three months ended March 31, 2015 and 2014, $0.2 million and $0.5 million, respectively, has been recorded as litigation expense for legal reimbursements. The Company is obligated to pay a $0.1 million minimum annual royalty for the first two years of the agreement and a $0.5 million minimum annual royalty thereafter.

Milestone payments to St. Jude of up to an aggregate of $62.5 million are triggered upon the achievement of specified clinical, regulatory, and commercialization milestones for licensed products, including JCAR014 or JCAR017, and are not creditable against royalties. The Company can terminate the agreement for any reason upon advance written notice.

Seattle Children’s Research Institute

In February 2014, the Company entered into a license agreement with SCRI that grants the Company an exclusive, worldwide, royalty-bearing sublicensable license to certain patent rights to develop, make and commercialize licensed products and to perform licensed services for all therapeutic, prophylactic, and diagnostic uses. The Company paid $0.2 million to SCRI in three months ended March 31, 2014 for the upfront license fee, which was recorded as research and development expense.

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

4. Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	March 31, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$117,556	$—	$—	$117,556
Commerical paper	32,044	—	—	32,044
U.S. government and agency securities	8,031	—	—	8,031

Total cash equivalents	157,631	—	—	157,631

Marketable securities:
Commerical paper	12,496	—	—	12,496
U.S. government and agency securities	150,301	18	(22)	150,297
Corporate debt securities	68,666	8	(31)	68,643

Total marketable securities	231,463	26	(53)	231,436

Long-term marketable securities:
U.S. government and agency securities	45,478	8	(5)	45,481
Corporate debt securities	6,545	6	—	6,551

Total long-term marketable securities	$52,023	$14	$(5)	$52,032

	December 31, 2014
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$223,745	$—	$—	$223,745
Commerical paper	13,294	—	—	13,294
U.S. government and agency securities	7,582	—	—	7,582
Corporate debt securities	1,702	—	—	1,702

Total cash equivalents	246,323	—	—	246,323

Marketable securities:
Commerical paper	1,999	—	—	1,999
U.S. government and agency securities	47,868	—	(21)	47,847
Corporate debt securities	29,863	—	(37)	29,826

Total marketable securities	79,730	—	(58)	79,672

Long-term marketable securities:
U.S. government and agency securities	34,898	—	(25)	34,873
Corporate debt securities	3,544	1	(7)	3,538

Total long-term marketable securities	$38,442	$1	$(32)	$38,411

The following table summarizes the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	March 31, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. government and agency securities	$83,752	$(22)	$—	$—	$83,752	$(22)
Corporate debt securities	51,372	(31)	—	—	51,372	(31)

Total marketable securities	135,124	(53)	—	—	135,124	(53)

Long-term marketable securities:
U.S. government and agency securities	25,038	(5)	—	—	25,038	(5)

Total long-term marketable securities	$25,038	$(5)	$—	$—	$25,038	$(5)

	December 31, 2014
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. government and agency securities	$43,332	$(21)	$—	$—	$43,332	$(21)
Corporate debt securities	26,611	(37)	—	—	26,611	(37)

Total marketable securities	69,943	(58)	—	—	69,943	(58)

Long-term marketable securities:
U.S. government and agency securities	33,873	(25)	—	—	33,873	(25)
Corporate debt securities	2,003	(7)	—	—	2,003	(7)

Total long-term marketable securities	$35,876	$(32)	$—	$—	$35,876	$(32)

The Company evaluated its securities for other-than-temporary impairment and considers the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell the securities, and the Company does not intend to do so prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of March 31, 2015 and December 31, 2014.

All of our marketable securities have an effective maturity date of two years or less and are available for use and therefore classified as available-for-sale.

5. Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$117,556	$—	$—	$117,556
Commerical paper	—	44,540	—	44,540
U.S. government and agency securities	—	203,809	—	203,809
Corporate debt securities	—	75,194	—	75,194

Total financial assets	$117,556	$323,543	$—	$441,099

Financial Liabilities:
Fair value of success payments liabilities attributable to the elapsed service period	$—	$—	$123,830	$123,830

Total financial liabilities	$—	$—	$123,830	$123,830

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$223,745	$—	$—	$223,745
Commerical paper	—	15,293	—	15,293
U.S. government and agency securities	—	90,302	—	90,302
Corporate debt securities	—	35,066	—	35,066

Total financial assets	$223,745	$140,661	$—	$364,406

Financial Liabilities:
Fair value of success payments liabilities attributable to the elapsed service period	$—	$—	$84,920	$84,920

Total financial liabilities	$—	$—	$84,920	$84,920

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

Balance at December 31, 2014	$84,920
Change in fair value of success payments liabilities attributable to the elapsed service period recorded in research and development expense	38,910

Balance at March 31, 2015	$123,830

As of March 31, 2015, the estimated fair value of the success payment obligations was approximately $230.3 million, of which $123.8 million represents the portion attributable to the valuation measurement dates and the associated elapsed service period.

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Accrued legal expenses	$3,878	$4,309
Accrued research and development expenses	2,679	2,724
Accrued clinical expenses	2,174	564
Accrued bonus expense	1,004	3,106
Accrued employee expenses	840	531
Accrued lab equipment	275	941
Accrued construction in progress	245	—
Accrued offering costs	—	1,456
Other	1,315	946

Total accrued liabilities	$12,410	$14,577

7. Build-to-Suit Lease Obligation

In February 2015, the Company entered into a lease for an approximately 68,000 square foot manufacturing facility in Bothell, Washington (the “Bothell Lease”), which lease commenced in March 2015. The Company is responsible for the leasehold improvements required to remodel the facility and bears the majority of the construction risk. ASC 840-40, Leases – Sale-Leaseback Transactions, requires the Company to be considered the owner of the building solely for accounting purposes during the construction period, even though it is not the legal owner. In connection with the accounting for this transaction, the Company capitalized $9.9 million as a build-to-suit property within property and equipment, net and recognized a corresponding build-to-suit lease obligation for the same amount.

The Company bifurcates its lease payments into a portion allocated to the building and a portion allocated to the parcel of land on which the building has been built. The portion of the lease payments allocated to the land is treated for accounting purposes as operating lease payments, and therefore is recorded as rent expense in the statement of operations. The portion of the lease payments allocated to the building is further bifurcated into a portion allocated to interest expense and a portion allocated to reduce the build-to-suit lease obligation.

At March 31, 2015, $0.3 million of the build-to-suit lease obligation, representing the expected reduction in the liability over the next twelve months, is classified as a current liability and the remaining $9.5 million is classified as a non-current liability on the balance sheet.

8. Stock-Based Compensation

Restricted Stock and RSUs

A summary of the Company’s restricted stock and RSU activity for the three months ended March 31, 2015 is as follows:

	Shares	Weighted Average Fair Value at Date of Grant per Share
Unvested shares as of December 31, 2014	8,352,714	$1.46
Granted	3,517	60.75
Vested	(758,136)	1.43
Forfeited	—	—

Unvested shares as of March 31, 2015	7,598,095	$1.46

Management estimates expected forfeitures and recognizes compensation costs only for those equity awards expected to vest. For the three months ended March 31, 2015, the Company recognized $3.3 million in compensation cost related to vested restricted stock, of which $2.5 million was related to service providers other than our employees, scientific founders, and directors, including $1.9 million for a former co-founding director who became a consultant upon his departure from the board of directors. Of the compensation cost for the three months ended March 31, 2015 related to vested restricted stock, $2.7 million was classified as research and development expense and $0.6 million was classified as general and administrative expense. For the three months ended March 31, 2014, the Company recognized $0.4 million in compensation cost related to vested restricted stock, of which a de minimis amount was related to service providers other than our employees, scientific founders, and directors. Of the compensation cost for the three months ended March 31, 2014 related to vested restricted stock, $0.1 million was classified as research and development expense and $0.3 million was classified as general and administrative expense.

As of March 31, 2015, there was $9.9 million of total unrecognized compensation cost related to non-vested restricted stock and RSUs held by employees, scientific founders, and directors. As of March 31, 2015, the Company expects to recognize these costs over a remaining weighted average period of 2.79 years.

Stock Options

A summary of the Company’s stock option activity for the three months ended March 31, 2015 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2014	2,720,351	$7.23	9.75	122,390
Granted	1,120,580	48.73
Exercised	—	—
Cancelled	—	—

Outstanding as of March 31, 2015	3,840,931	$19.34	9.63	$159,285

Exercisable as of March 31, 2015	228,425	$7.33	9.49	$12,182

The fair value of each stock option granted has been determined using the Black-Scholes option pricing model. The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted to employees and consultants during the three months ended March 31, 2015 included the following:

Assumptions	Three Months Ended March 31, 2015
Risk free interest rate	1.53%–1.94%
Expected volatility	75%
Expected life	6.02-10 years
Expected dividend yield	0%

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

For the three months ended March 31, 2015, the Company recognized $2.1 million in compensation expense related to stock options, of which $0.3 million was related to service providers other than our employees, scientific founders, and directors. Of the compensation costs related to stock options, $0.9 million was classified as research and development expense and $1.2 million was classified as general and administrative expense. The weighted average grant date fair value of options granted for the three months ended March 31, 2015 was $48.73 per share.

As of March 31, 2015, there was $46.3 million of total unrecognized compensation costs related to employees’ and directors’ stock options, which costs the Company expects to recognize over a remaining weighted average period of 3.57 years.

9. Commitments and Contingencies

The Company has an operating lease for 23,191 square feet of office and laboratory space located in Seattle, Washington, which expires on June 27, 2017. The Company may terminate the lease agreement with 120 days’ notice after March 31, 2016.

In November 2014, the Company entered into an operating lease for an additional 17,841 square feet of office and laboratory space located in the same building in Seattle, Washington as the Company’s existing leased space. The lease began in December 2014 and expires June 29, 2017. The Company may terminate the lease agreement with 120 days’ notice after March 31, 2016.

In February 2015, the Company entered into the Bothell Lease for an approximately 68,000 square foot manufacturing facility. The Bothell Lease commenced in March 2015 and has an initial term of ten years. The Company has the right to terminate the Bothell Lease effective as of any date after the second and on or before the seventh anniversary of the commencement of the Bothell Lease term, with 12-months’ advance written notice and payment of an early termination fee equal to two years of rent and any unamortized leasing commissions paid by the landlord to any broker with respect to the initial term of the Bothell Lease. The Company will also have two options to extend the term of the Bothell Lease by five years each option, subject to a market-based rent escalation provision.

The Company records rent expense on a straight-line basis over the effective term of the lease, including any free rent periods. Rent expense for the three months ended March 31, 2015 and 2014 was $0.4 million and $0.2 million, respectively. The Company’s lease agreements also require payment of common area maintenance charges and other executory costs.

The following table summarizes the Company’s future minimum lease commitments as of March 31, 2015 (in thousands):

Year ending December 31:
2015	$2,067
2016	2,825
2017	2,358
2018	1,530
2019	1,568
Thereafter	8,598

Total minimum lease payments	$18,946

In connection with the entry by the Company into its exclusive license agreement with St. Jude in December 2013, the Company acquired control of St. Jude’s causes of action in the Penn litigation, which concerned both a patent exclusively licensed to the Company by St. Jude and a contractual dispute between St. Jude and Penn. Together with St. Jude, the Company was a party in, and is adverse to, Penn and Novartis in that litigation, which the parties settled on April 4, 2015. The Company is obligated pursuant to the exclusive license agreement to reimburse a percentage of St. Jude’s reasonable legal fees incurred in connection with the litigation. For the three months ended March 31, 2015 and 2014, the Company recorded litigation expense of $0.2 million and $0.5 million, respectively, in the statement of operations for such legal reimbursements. See Note 11, Subsequent Events.

10. Related-Party Transactions

The Company has collaboration and license agreements with FHCRC and MSK, who are also common stockholders. See Note 2, Collaboration Agreements and Note 3, License Agreements.

As of March 31, 2015, the Company had a supply and license agreement with Stage, in which the Company also had an investment in preferred stock. The investment was accounted for as a cost-method investment because the Company did not have the ability to significantly influence or control Stage. In May 2015, the Company acquired the remaining ownership interest in Stage. See Note 11, Subsequent Events.

11. Subsequent Events

Litigation Settlement

On April 4, 2015, the Company and St. Jude agreed to settle the Penn litigation with Penn and Novartis. In connection with such settlement, on April 4, 2015, the Company entered into a sublicense agreement (the “Penn/Novartis Sublicense Agreement”) with Penn and an affiliate of Novartis pursuant to which the Company granted to Novartis a non-exclusive, royalty-bearing sublicense under certain patent rights, including the ‘645 Patent, to develop, make, and commercialize licensed products and licensed services for all therapeutic, diagnostic, preventative, and palliative uses. This sublicense is not sublicensable without the Company’s prior written consent, although Novartis may authorize third parties to act on its behalf with respect to the manufacture, development, or commercialization of Novartis’ licensed products and licensed services. Under the Penn/Novartis Sublicense Agreement, which became effective April 7, 2015, Novartis is obligated to pay the Company an upfront license fee of $12.25 million, which amount will be applied to cover St. Jude’s and the Company’s litigation expenses. In addition, Novartis is also required to pay mid-single digit royalties on the U.S. net sales of products and services related to the disputed contract and patent claims (the “Royalty Payments”), a low double digit percentage of the royalties Novartis pays to Penn for global net sales of those products (the “Penn Royalty Payments”), and milestone payments upon the achievement of specified clinical, regulatory, and commercialization milestones for licensed products (the “Milestone Payments”). If the Company achieves any of the milestones with respect to its own products leveraging the same patents, prior to Novartis, the related Milestone Payment will be reduced by 50%. In addition, if the Company achieves any milestone after Novartis, the Company will reimburse Novartis 50% of any Milestone Payment previously paid by Novartis to the Company in respect of such milestone. These milestones largely overlap with the milestones for which the Company may owe a payment to St. Jude under the St. Jude License Agreement and the Milestone Payments would in effect serve to partially offset the Company’s obligations to St. Jude with respect to such milestones.

The term of the Penn/Novartis Sublicense Agreement will expire when there are no remaining payment obligations due under the agreement. Novartis may terminate the Penn/Novartis Sublicense Agreement at will upon advance written notice to the Company.

In connection with such settlement, the Company and St. Jude also amended the St. Jude License Agreement to provide the terms by which the Penn/Novartis Sublicense Agreement would be treated under the St. Jude License Agreement. The net effect of the Penn/Novartis Sublicense Agreement and amendment to the St. Jude License Agreement is that (1) the Company will pass through a percentage the Royalty Payments to St. Jude, and (2) the Company will pass through a portion of the Penn Royalty Payments and Milestone Payments to St. Jude.

New Headquarters Lease

In April 2015, the Company entered into a lease agreement for approximately 80,000 square feet of office and laboratory space (the “New Premises”) in a to-be-constructed building (the “New Building”) to be located in Seattle, Washington (the “New Headquarters Lease”). On April 30, 2015, pursuant to the terms of the New Headquarters Lease, the Company elected to expand the New Premises to include one floor of additional space in the New Building, such that the initial New Premises would consist of approximately 90,000 rentable square feet. The Company will also have three opportunities at certain points during the Initial Term (as defined below) to elect to expand the New Premises to include additional space in the New Building, subject to certain limitations.

The lessor (“Landlord”) is required to use diligent, reasonable efforts to deliver the New Premises to the Company by August 3, 2016 (the “Target Delivery Date”) so that the Company can undertake construction of certain tenant improvements (the “Juno Improvements”). The actual date of such delivery or such earlier date that Landlord could have so delivered the premises absent Company-caused delays is referred to herein as the “Delivery Date.” The Company has the right to terminate the New Headquarters Lease for failures to achieve certain construction and delivery objectives by specified dates, subject to a Landlord cure period prior to the effectiveness of such termination. The term of the New Headquarters Lease commences on the earlier of the date that is six months after the Delivery Date and the date that the Juno Improvements have been substantially completed (the “Commencement Date”), subject to extension under certain circumstances. The anticipated Commencement Date of the New Headquarters Lease is on or about February 1, 2017. The initial term of the New Headquarters Lease continues for 84 months from the first day of the first full month following the Commencement Date (the “Initial Term”). The New Headquarters Lease contains customary provisions allowing the Landlord to terminate the New Headquarters Lease if the Company fails to remedy a breach of any of its obligations within specified time periods, or upon bankruptcy or insolvency of the Company.

Base rent for the first year following the Commencement Date is $48.00 per square foot, which amount will escalate each year by 2.5%. Based on the approximately 90,000 square foot size of the New Premises, before giving effect to any elections by the Company to expand the New Premises, base rent for the first year would be approximately $4.3 million (after giving effect to six months of rent abatement in the first year, the amount would be $2.2 million), increasing to approximately $5.0 million in the final year of the Initial Term. The Company will also be required to pay the Company’s share of operating expenses for the New Building.

Acquisition of Stage Cell Therapeutics GmbH

In May 2015, the Company acquired all the outstanding equity interests in Stage, a scientific leader in creating reagents and automation technology to select, activate, and expand various cell populations. The Company paid €52.5 million in cash and issued 486,279 shares of common stock as an upfront payment to the selling shareholders and certain holders of equity-based awards in Stage, and agreed to make earn out payments of up to €135.0 million in cash contingent upon the achievement of certain technical, clinical, regulatory, and commercial milestones. Stage has operations at two leased facilities in Germany, and has 23 employees.

Fate Therapeutics Collaboration

In May 2015, the Company entered into a collaboration and license agreement with Fate Therapeutics, Inc. (“Fate Therapeutics”), to identify and utilize small molecules to modulate the Company’s genetically-engineered T cell product candidates to improve their therapeutic potential for cancer patients. The Company paid an upfront fee of $5.0 million in cash and purchased 1,000,000 shares in Fate Therapeutics common stock at a purchase price of $8.00 per share. The Company also agreed to provide Fate Therapeutics with research funding of a minimum of $2.0 million per year during the initial four year research term. The Company has an option to extend the collaboration for two additional years, subject to payment of an extension fee and additional annual research funding. Under the collaboration and license agreement, for each product developed by the Company that incorporates modulators identified through the collaboration, the Company will also be required to pay Fate Therapeutics up to $51.5 million in target selection fees and milestone payments upon achievement of clinical, regulatory, and commercial milestones, as well as low single-digit royalties on net sales.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our condensed financial statements (unaudited) and related notes included elsewhere in this report. This Quarterly Report on Form 10-Q contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “aim,” “potential,” “continue,” “ongoing,” “goal,” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. These forward-looking statements, include, but are not limited to, statements regarding: the success, cost and timing of our product development activities and clinical trials; our ability and the potential to successfully advance our technology platform to improve the safety and effectiveness of our existing product candidates; the potential for our identified research priorities to advance our CAR and TCR technologies; the ability and willingness of our third-party research institution collaborators to continue research and development activities relating to our product candidates; our ability to obtain orphan drug designation or breakthrough status for our CD19 product candidates and any other product candidates, or to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate; our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates; our ability to commercialize our products in light of the intellectual property rights of others; our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates; our plans to research, develop, and commercialize our product candidates; future agreements with third parties in connection with the commercialization of our product candidates and any other approved product; the size and growth potential of the markets for our product candidates, and our ability to serve those markets; regulatory developments in the United States and foreign countries; our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately; our plans to develop our own manufacturing facilities; the success of competing therapies that are or may become available; our ability to attract and retain key scientific or management personnel; the accuracy of our estimates regarding expenses, success payments, future revenue, capital requirements, profitability, and needs for additional financing; fluctuations in the trading price of our common stock; the anticipated benefits of our recent litigation settlement; our plans regarding our corporate headquarters; and our use of the proceeds from our IPO. These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2015 or described in this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. Unless the context requires otherwise, in this Quarterly Report on Form 10-Q, the terms “Juno,” “Company,” “we,” “us” and “our” refer to Juno Therapeutics, Inc., a Delaware corporation, unless otherwise noted.

Overview

We are building a fully-integrated biopharmaceutical company focused on developing cell-based cancer immunotherapies based on our CAR and high-affinity TCR technologies to genetically engineer T cells to recognize and kill cancer cells.

We have shown compelling evidence of tumor shrinkage in clinical trials using multiple cell-based product candidates to address refractory B cell lymphomas and leukemias. Before the end of 2015, we plan to have begun a Phase II trial that could support accelerated U.S. regulatory approval in relapsed/refractory B cell acute lymphoblastic leukemia (“ALL”), a Phase I trial in relapsed/refractory B cell non-Hodgkin lymphoma (“NHL”), and Phase I trials for at least five additional product candidates that target different cancer-associated proteins in hematological and solid organ cancers. Patient enrollment has begun in two of these Phase I trials as of the date of this report.

We have assembled a talented group of scientists, engineers, clinicians, directors, and other advisers who consolidate and develop technologies and intellectual property from some of the world’s leading research institutions, including FHCRC, MSK, SCRI, and the National Cancer Institute.

We have agreed to make success payments to each of FHCRC and MSK pursuant to the terms of our collaboration agreements with each of those entities. For additional information regarding these success payments, see the section captioned “Critical Accounting Polices and Significant Judgments and Estimates—Success Payments” in Part II—Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report.

We are devoting significant resources to process development and manufacturing in order to optimize the safety and efficacy of our product candidates, as well as our cost of goods and time to market. To date, we have leveraged our relationships with our founding institutions for manufacturing for our clinical trials; however, we are in the process of both establishing our own manufacturing facility and bringing a contract manufacturing organization (“CMO”) on-line to support current Good Manufacturing Practices (“cGMP”) manufacturing to meet the expected demand needs of clinical supply and commercial launch.

Our goal is to carefully manage our fixed cost structure, maximize optionality, and drive long-term cost of goods as low as possible. The use of one or more CMOs with established cGMP infrastructure will increase the speed with which capacity can be brought on-line. We plan to complement the use of one or more CMOs by establishing our own cGMP manufacturing facility to be brought on-line after the first CMO. As described in Part I—Item 2—“Properties” of our 2014 Annual Report, we have entered into a ten-year lease for a facility that we plan to remodel to support our clinical and commercial manufacturing activities. We believe that operating our own manufacturing facility will provide us with enhanced control of material supply for both clinical trials and the commercial market, will enable the more rapid implementation of process changes, and will allow for better long-term margins.

As of March 31, 2015, we had not generated any revenue. In the future, we may generate revenue from product sales, collaboration agreements, strategic alliances and licensing arrangements, or a combination of these. We expect that any revenue we generate will fluctuate from quarter to quarter and year to year as a result of the timing and amount of license fees, milestones, reimbursement of costs incurred and other payments and product sales, to the extent any are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval of them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Cash used in operations for the three months ended March 31, 2015 was $21.7 million compared with cash used in operations of $9.6 million for the three months ended March 31, 2014. As of March 31, 2015, we had cash, cash equivalents, and marketable securities of $447.6 million compared with $474.1 million as of December 31, 2014.

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

Build-to-Suit Lease Accounting

In February 2015, we entered into the Bothell Lease for a manufacturing facility, which lease commenced in March 2015. We are responsible for the leasehold improvements required to remodel the facility and we bear the majority of the construction risk. ASC 840-40, Leases – Sale-Leaseback Transactions (Subsection 05-5), requires us to be considered the owner of the building solely for accounting purposes, even though we are not the legal owner. As a result, we recorded an asset and build-to-suit lease obligation on our balance sheet as of March 31, 2015 equal to the fair value of the building.

Once construction is complete, we will consider the requirements for sale-leaseback accounting treatment, including evaluating whether all risks of ownership have transferred back to the landlord, as evidenced by a lack of continuing involvement in the leased property. If the arrangement does not qualify for sale-leaseback accounting treatment, the building asset remains on our balance sheet at its historical cost, and such asset is depreciated over its estimated useful life. We bifurcate our lease payments into a portion allocated to the building and a portion allocated to the parcel of land on which the building has been built. The portion of the lease payments allocated to the land is treated for accounting purposes as operating lease payments, and therefore is recorded as rent expense in the statements of operations. The portion of the lease payments allocated to the building is further bifurcated into a portion allocated to interest expense and a portion allocated to reduce the build-to-suit lease obligation.

The interest rate used for the build-to-suit lease obligation represents our estimated incremental borrowing rate, adjusted to reduce any built in loss.

There have been no other materials changes to our critical accounting policies from those described in Part II—Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2014 Annual Report.

Components of Operating Results

Operating Expenses

Research and Development

Research and development expenses represent costs incurred by us for the discovery, development, and manufacture of our product candidates and include: license fees to acquire technology, external research and development expenses incurred under arrangements with third parties, such as contract research organizations, CMOs, academic and non- profit institutions and consultants, salaries and personnel-related costs, including non-cash stock-based compensation, the estimated fair value of the liability attributable to the elapsed service period as of the balance sheet date associated with our success payments to FHCRC and MSK, and other expenses, which include direct and allocated expenses for laboratory, facilities, and other costs.

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

Litigation

Litigation expense includes legal expense we have directly incurred with respect to the Penn litigation, as well as expenses we are required to reimburse to St. Jude with respect to such litigation. In April 2015 the Penn litigation was settled, in connection with which Novartis is required to pay us an upfront license fee of $12.25 million, which will be applied to cover St. Jude’s and Juno’s litigation expenses. See Note 11, Subsequent Events, in the notes to the condensed financial statements included elsewhere in this report.

Interest Income, Net

Interest income, net in 2015 consists of interest income earned on our marketable securities, offset by interest expense associated with the accounting for the build-to-suit lease of our manufacturing facility.

Other Income (Expense)

Other income (expense) in 2014 consists of changes in the fair value of our Series A convertible preferred stock option, which is described under “Critical Accounting Policies and Significant Judgments and Estimates—Convertible Preferred Stock Options” in Part II—Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2014 Annual Report.

Results of Operations

Comparison of the three months ended March 31, 2015 and March 31, 2014

The following table summarizes our results of operations for the three months ended March 31, 2015 and 2014 (in thousands):

	Three months ended March 31,
	2015	2014
Operating expenses:
Research and development	$57,799	$2,939
General and administrative	6,670	3,391
Litigation	691	1,990

Total operating expenses	65,160	8,320

Loss from operations	(65,160)	(8,320)
Interest income, net	195	—
Other income (expenses)	—	(629)

Net loss	$(64,965)	$(8,949)

Operating Expenses

Research and Development Expenses. Research and development expenses were $57.8 million for the three months ended March 31, 2015 compared to $2.9 million for the three months ended March 31, 2014. The increase of $54.9 million was primarily due to increased expenses of:

•	$38.7 million associated with the portion of the estimated success payment liability to FHCRC and MSK attributable to the elapsed service period;

•	$11.9 million of costs to expand the company’s overall research and development capabilities and advance programs at our founding institutions including personnel costs, manufacturing costs in support of our clinical trials, clinical and research costs under our collaboration agreements and in support of our company-sponsored clinical trials, costs to acquire technology, lab supplies, consulting, contract research, facilities and allocated overhead costs; and

•	$3.6 million of non-cash stock-based compensation, of which $1.9 million is related to a former co-founding director who became a consultant upon his departure from the board of directors.

Our research and development expenses by project were as follows for the three months ended March 31, 2015 and 2014 (in thousands):

	Three months ended March 31,
	2015	2014
Project-specific external costs:
JCAR015	$2,166	$285
JCAR014	738	394
JCAR017	758	—
Platform development	736	125
CD19 general	986	231
Early development	1,876	226
Success payment expense related to FHCRC collaboration agreement	27,171	122
Success payment expense related to MSK collaboration agreement	11,739	55
Unallocated internal and external research and development costs	11,629	1,501

Total research and development expenses	$57,799	$2,939

General and Administrative Expenses. General and administrative expenses were $6.7 million for the three months ended March 31, 2015 compared to $3.4 million for the three months ended March 31, 2014. The increase of $3.3 million was primarily due to higher personnel expenses of $1.8 million largely related to increased headcount, $1.3 million of which was non-cash stock-based compensation, an increase in patent and corporate legal fees of $1.0 million, and an increase in costs of being a public company of $0.3 million.

Litigation Expense. Litigation expense was $0.7 million for the three months ended March 31, 2015 compared to $2.0 million for the three months ended March 31, 2014. Litigation costs in both periods consisted of costs we incurred directly in connection with the Penn litigation and costs we were required to reimburse to St. Jude in connection with such litigation. In April 2015 the Penn litigation was settled. See Note 11, Subsequent Events, to the condensed financial statements included elsewhere in this report.

Interest Income, Net. Interest income, net for the three months ended March 31, 2015 of $0.2 million consisted of interest income earned on our marketable securities offset by interest expense associated with the accounting for the build-to-suit lease of our manufacturing facility.

Other Income (Expense). Other expense for the three months ended March 31, 2014 of $0.6 million consisted of changes in the fair value of our Series A convertible preferred stock option, which was exercised during 2014.

Liquidity and Capital Resources

Sources of Liquidity

To date we have raised an aggregate of approximately $618 million in gross proceeds, through our IPO and private placements of our convertible preferred stock which we have used to fund our operations. As of March 31, 2015, we had $447.6 million in cash, cash equivalents and marketable securities.

See “Liquidity and Capital Resources—Plan of Operation and Future Funding Requirements” in Part II—Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2014 Annual Report for a description of our plan of operation for the years ending December 31, 2015 and 2016 and potential future funding requirements.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2015 and 2014 (in thousands):

	Three months ended March 31,
	2015	2014
Net cash used in:
Operating activities	$(21,649)	$(9,589)
Investing activities	(168,454)	(3,676)
Financing activities	(1,707)	—

Net decrease in cash and cash equivalents	$(191,810)	$(13,265)

Operating Activities

The increase in cash used in operating activities for the three months ended March 31, 2015 of $12.1 million compared to the three months ended March 31, 2014 was primarily due to the overall growth of the business which included expanding the workforce, manufacturing in support of our clinical trials, costs to acquire technology and clinical and research costs.

Investing Activities

The increase in cash used in investing activities for the three months ended March 31, 2015 of $164.8 million compared to the three months ended March 31, 2014 was primarily due to net purchases of marketable securities of $166.1 million in 2015 with the proceeds of our IPO and an increase in property and equipment purchases of $2.1 million, offset by an investment in the preferred stock of a strategic supplier of $3.5 million in 2014.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2015 consisted of cash payments for costs associated with our IPO.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements or any holdings in variable interest entities.

JOBS Act

As an “emerging growth company,” the Jumpstart our Business Startups Act allows us to delay adoption of new or revised accounting standards applicable to public companies until such standards are made applicable to private companies. However, we have irrevocably elected not to avail ourselves of this extended transition period for complying with new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate sensitivities and the volatility of our stock price.

Interest Rate Sensitivity

As of March 31, 2015, we had $283.5 million in marketable securities, largely composed of investment grade short- to intermediate-term fixed income securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality.

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

As of March 31, 2015, the estimated fair value of the success payment obligations was approximately $230.3 million. We recognized research and development expense of $38.9 million in the three months ended March 31, 2015 related to the success payment obligations. The expense recorded for the three months ended March 31, 2015 represents the change in the success payment liability during such period and reflects an additional three months of accrued expense. The success payment liabilities on the balance sheet as of March 31, 2015 were $123.8 million.

The assumptions used to calculate the fair value of the success payments are subject to a significant amount of judgment including the expected volatility, estimated term, and estimated number and timing of valuation measurement dates and a small change in the assumptions may have a relatively large change in the estimated valuation and associated liability and expense. For example, keeping all other variables constant, a hypothetical 10% increase in the stock price at March 31, 2015 from $60.66 per share to $66.73 per share would have increased the expense recorded in the three months ended March 31, 2015 associated with the success payment liability by $12.9 million. A hypothetical 10% decrease in the stock price from $60.66 per share to $54.59 per share would have decreased the expense recorded in the three months ended March 31, 2015 associated with the success payment liability by $13.5 million. Further, keeping all other variables constant, a hypothetical 35% increase in the stock price at March 31, 2015 from $60.66 per share to $81.89 per share would have increased the expense recorded in the three months ended March 31, 2015 associated with the success payment liability by $42.3 million. A hypothetical 35% decrease in the stock price from $60.66 per share to $39.43 per share would have decreased the expense recorded in the three months ended March 31, 2015 associated with the success payment liability by $49.5 million, resulting in a gain of $10.6 million in the first quarter of 2015.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition or cash flows.

On April 4, 2015, Juno and St. Jude agreed to settle the Penn litigation with Penn and Novartis, and the case was dismissed on April 7, 2015. In connection with such settlement, we entered into the Penn/Novartis Sublicense Agreement and an amendment to the St. Jude License Agreement. See Note 11, Subsequent Events, in the notes to the condensed financial statements included elsewhere in this report for more information about the settlement and these agreements.

ITEM 1A.	RISK FACTORS

The following section includes the most significant factors that may adversely affect our business and operations. You should carefully consider the risks and uncertainties described below and all information contained in this report, including our financial statements and the related notes and Part I—Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Our Business and Industry

We are a clinical-stage company and have a very limited operating history, which may make it difficult to evaluate our current business and predict our future performance.

We are a clinical-stage biopharmaceutical company that was recently formed in August 2013. We have no products approved for commercial sale and as of March 31, 2015 had not generated any revenue. We are focused on developing products that use human cells as therapeutic entities and, although there have been significant advances in cell- based immunotherapy, our T cell technologies are new and largely unproven. Our limited operating history, particularly in light of the rapidly evolving cancer immunotherapy field, may make it difficult to evaluate our current business and predict our future performance. Our very short history as an operating company makes any assessment of our future success or viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage companies in rapidly evolving fields. If we do not address these risks successfully, our business will suffer.

We have incurred net losses in each period since our inception and anticipate that we will continue to incur net losses in the future.

We are not profitable and have incurred losses in each period since our inception. For the three months ended March 31, 2015, we reported a net loss of $65.0 million. For the year ended December 31, 2014, we reported a net loss of $243.4 million. For the period from August 5, 2013 to December 31, 2013, we reported a net loss of $51.8 million. As of March 31, 2015, we had an accumulated deficit of $411.2 million, of which $123.8 million represents the portion of the estimated success payment liability attributable to the elapsed service period; $84.1 million is comprised of an upfront fee to acquire technology related to JCAR018, $64.1 million of which was paid through the issuance of common stock; $51.1 million of deemed dividends on our convertible preferred stock; and $10.7 million of expense associated with our convertible preferred stock options. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our product candidates, scale-up manufacturing capabilities and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems.

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

We have no products approved for commercial sale, have not generated any revenue from product sales, and do not anticipate generating any revenue from product sales until some time after we have received regulatory approval for the commercial sale of a product candidate. Our ability to generate revenue and achieve profitability depends significantly on our success in many factors, including:

•	completing research regarding, and nonclinical and clinical development of, our product candidates;

•	obtaining regulatory approvals and marketing authorizations for product candidates for which we complete clinical studies;

•	developing a sustainable and scalable manufacturing process for our product candidates, including establishing and maintaining commercially viable supply relationships with third parties and establishing our own manufacturing capabilities and infrastructure;

•	launching and commercializing product candidates for which we obtain regulatory approvals and marketing authorizations, either directly or with a collaborator or distributor;

•	obtaining market acceptance of our product candidates as viable treatment options, and obtaining adequate coverage, reimbursement, and pricing by third-party payors and government authorities;

•	addressing any competing technological and market developments;

•	identifying, assessing, acquiring and/or developing new product candidates;

•	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter;

•	maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how; and

•	attracting, hiring, and retaining qualified personnel.

Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the U.S. Food & Drug Administration (“FDA”), or other regulatory agencies, domestic or foreign, to change our manufacturing processes or assays, or to perform clinical, nonclinical, or other types of studies in addition to those that we currently anticipate. If we are successful in obtaining regulatory approvals to market one or more of our product candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the ability to get reimbursement at any price, and whether we own the commercial rights for that territory. If the number of our addressable disease patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved. If we are not able to generate revenue from the sale of any approved products, we may never become profitable.

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

As of March 31, 2015, we had $447.6 million in cash, cash equivalents, and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next 12 months. However, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and commercialization of our product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

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

We have concentrated our research and development efforts on T cell immunotherapy technology, and our future success is highly dependent on the successful development of T cell immunotherapies in general and our CAR and TCR technologies and product candidates in particular. Our approach to cancer treatment aims to alter T cells ex vivo through genetic modification using certain viruses designed to reengineer the T cells to recognize specific proteins on the surface or inside cancer cells. Because this is a new approach to cancer immunotherapy and cancer treatment generally, developing and commercializing our product candidates subjects us to a number of challenges, including:

•	obtaining regulatory approval from the FDA and other regulatory authorities that have very limited experience with the commercial development of genetically modified T cell therapies for cancer;

•	developing and deploying consistent and reliable processes for engineering a patient’s T cells ex vivo and infusing the engineered T cells back into the patient;

•	conditioning patients with chemotherapy in conjunction with delivering each of our products, which may increase the risk of adverse side effects of our products;

•	educating medical personnel regarding the potential side effect profile of each of our products, such as the potential adverse side effects related to cytokine release;

•	developing processes for the safe administration of these products, including long-term follow-up for all patients who receive our product candidates;

•	sourcing clinical and, if approved, commercial supplies for the materials used to manufacture and process our product candidates;

•	developing a manufacturing process and distribution network with a cost of goods that allows for an attractive return on investment;

•	establishing sales and marketing capabilities after obtaining any regulatory approval to gain market acceptance, and obtaining adequate coverage, reimbursement, and pricing by third-party payors and government authorities; and

•	developing therapies for types of cancers beyond those addressed by our current product candidates.

We cannot be sure that our T cell immunotherapy technologies will yield satisfactory products that are safe and effective, scalable, or profitable.

Additionally, because our technology involves the genetic modification of patient cells ex vivo using a virus, we are subject to many of the challenges and risks that gene therapies face, including:

•	Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. To date, no products that involve the genetic modification of patient cells have been approved in the United States and only one has been approved in the European Union (“EU”).

•	Genetically modified products in the event of improper insertion of a gene sequence into a patient’s chromosome could lead to lymphoma, leukemia or other cancers, or other aberrantly functioning cells.

•	Although our viral vectors are not able to replicate, there is a risk with the use of retroviral or lentiviral vectors that they could lead to new or reactivated pathogenic strains of virus or other infectious diseases.

•	The FDA recommends a 15 year follow-up observation period for all patients who receive treatment using gene therapies, and we may need to adopt such an observation period for our product candidates.

•	Clinical trials using genetically modified cells conducted at institutions that receive funding for recombinant DNA research from the NIH, are subject to review by the Recombinant DNA Advisory Committee (“RAC”). Although the FDA decides whether individual protocols may proceed, the RAC review process can impede the initiation of a clinical trial, even if the FDA has reviewed the study and approved its initiation.

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

Our near term ability to generate product revenue is highly dependent on our ability to obtain regulatory approval of and successfully commercialize one or more of our CD19 product candidates. Our most advanced product candidates, JCAR015, JCAR017, and JCAR014, are in the early stages of development, have been tested in a relatively small number of patients, and will require additional clinical and nonclinical development, regulatory review and approval in each jurisdiction in which we intend to market the products, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts before we can generate any revenue from product sales. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety, purity, and potency of the product candidates in humans. We cannot be certain that any of our product candidates will be successful in clinical studies and they may not receive regulatory approval even if they are successful in clinical studies.

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

To date, we have not sponsored any clinical trials relating to our CD19 product candidates or other product candidates. Instead, faculty members at our third-party research institution collaborators, or those institutions themselves, have sponsored all clinical trials relating to these product candidates, in each case under their own Investigational New Drug applications (“INDs”). We plan to assume control of the overall clinical and regulatory development of JCAR015 and JCAR017 for future clinical trials and obtain sponsorship of the INDs or file new Juno-sponsored INDs. Failure to obtain, or delays in obtaining, sponsorship of INDs or in filing new Juno-sponsored INDs for these or any other product candidates we determine to advance could negatively affect the timing of our potential future clinical trials. Such an impact on timing could increase research and development costs and could delay or prevent obtaining regulatory approval for our most advanced product candidates, either of which could have a material adverse effect on our business.

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

We plan to begin a trial in adult relapsed/refractory ALL in mid-2015 with JCAR015 that could support accelerated U.S. regulatory approval. We also plan to begin a Phase I/II trial in adult relapsed/refractory NHL in 2015 with JCAR017, with the potential to move to a registration trial in 2016 or 2017. We intend to conduct each of these clinical trials in the United States. If the results of these trials are sufficiently compelling, we intend to discuss with the FDA filing BLAs for accelerated approval of such CD19 product candidates as a treatment for patients who are refractory to currently approved treatments in these indications.

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

As part of its marketing authorization process, the European Medicines Agency (“EMA”) may grant marketing authorizations on the basis of less complete data than is normally required, when, for certain categories of medicinal products, doing so may meet unmet medical needs of patients and serve the interest of public health. In such cases, it is possible for the Committee for Medicinal Products for Human Use (“CHMP”) to recommend the granting of a marketing authorization, subject to certain specific obligations to be reviewed annually, which is referred to as a conditional marketing authorization. This may apply to medicinal products for human use that fall under the jurisdiction of the EMA, including those that aim at the treatment, the prevention, or the medical diagnosis of seriously debilitating diseases or life-threatening diseases and those designated as orphan medicinal products.

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

As with most biological drug products, use of our product candidates could be associated with side effects or adverse events which can vary in severity from minor reactions to death and in frequency from infrequent to prevalent. Undesirable side effects or unacceptable toxicities caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical trials. We have seen severe neurotoxicity or severe cytokine release syndrome (“sCRS”), in some cases leading to death, in a number of patients with ALL using each of JCAR015, JCAR017, and JCAR014. sCRS is a condition that, by convention, and for our JCAR015 and JCAR017 trials, is currently defined clinically by certain side effects, which can include hypotension, or low blood pressure, and confusion or other central nervous system side effects, related to the release of inflammatory proteins in the body as the CAR T cells rapidly multiply in the presence of the target tumor protein, when such side effects are serious enough to lead to intensive care unit care with mechanical ventilation or significant vasopressor support. For the JCAR014 trial, sCRS is defined as certain side effects, which can include hypotension, confusion, or other central nervous system side effects, when such side effects are CTCAE grade 3 or higher. In early 2014, two patient deaths in the JCAR015 trial, which we believe were either directly or indirectly related to sCRS, resulted in the FDA placing the trial on clinical hold. Several JCAR015 protocol changes were made after those deaths, the most important of which include using a lower dose in patients with morphologic relapsed/refractory ALL, excluding patients with Class III or IV congestive heart failure as defined by the New York Heart Association, excluding patients with active central nervous system leukemia or symptomatic central nervous system leukemia within 28 days, adding sCRS as a dose limiting toxicity, and restricting a patient from receiving a second treatment of JCAR015 if the patient experienced any non-hematologic grade 4 toxicities, including sCRS, with the prior JCAR015 treatment. The protocol changes resulted in the FDA removing the clinical hold. However, these protocol changes may reduce efficacy and may not result in a better tolerability profile. The FDA or comparable foreign regulatory authorities could delay or deny approval of our product candidates for any or all targeted indications and negative side effects could result in a more restrictive label for any product that is approved. Side effects such as toxicity or other safety issues associated with the use of our product candidates could also require us or our collaborators to perform additional studies or halt development or sale of these product candidates.

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

In some circumstances, changes in the manufacturing process may require us to perform both ex vivo comparability studies and to collect additional data from patients prior to undertaking more advanced clinical trials. For instance, changes we are making to the manufacturing process, including changes in reagents and in the viral vector, in preparation for our Phase II trial for JCAR015 will require us to show the comparability of the Phase II product to Phase I product. We plan to provide the FDA with comparability evidence from ex vivo experimental studies comparing Phase I product to Phase II product, as well as clinical comparability data from our planned Phase II trial. We may be required to collect additional clinical data from the new process prior to initiating our Phase II trial, which additional clinical data may or may not be permitted to be used as part of the Phase II clinical data set. These requirements may lead to delays to our clinical development plans. Additionally, clinical data may not ultimately be comparable to that seen in the Phase I trials in terms of safety or efficacy, which could require us to make further changes to our process and/or require additional clinical testing, either of which could significantly delay the clinical development of JCAR015.

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

Our existing agreements with our collaboration partners may be subject to termination by the counterparty upon the occurrence of certain circumstances as described in more detail under the caption “Licenses and Third-Party Research Collaborations” in Part I—Item 1—“Business” of our 2014 Annual Report. If any of our collaboration partners terminates their collaboration agreement, the research and development of the relevant product candidate would be suspended, and we may be unable to research, develop, and license future product candidates. We may be required to devote additional resources to the development of our product candidates or seek a new collaboration partner, and the terms of any additional collaborations or other arrangements that we establish may not be favorable to us. In addition, there is a natural transition period when a new third-party begins work. In addition, switching or adding third parties to conduct our clinical trials involves substantial cost and requires extensive management time and focus. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines.

We will be highly dependent on the NCI for early clinical testing of JCAR018.

In December 2014, we entered into an exclusive license agreement with Opus Bio pursuant to which Opus Bio has granted us an exclusive, worldwide, sublicenseable license under certain patent rights related to a CD22-directed CAR product candidate, JCAR018. In connection therewith, the National Cancer Institute (“NCI”) agreed to separate the activities that are exclusively related to CD22 under its agreement with Opus Bio and to enter into a separate agreement with us (the “Juno CRADA”), on the same terms as such agreement and incorporate such activities into its agreement with us.

The NCI has commenced a Phase I clinical trial of JCAR018 for the treatment of pediatric relapsed/refractory ALL and relapsed/refractory NHL. If the results of this trial are compelling, we expect to use the results of the NCI’s clinical trial to support the filing with the FDA of a Juno-sponsored IND to conduct more advanced clinical trials of JCAR018. However, we will have limited control over the nature or timing of the NCI’s clinical trial and limited visibility into their day-to-day activities. For example, the clinical trial will constitute only a small portion of the NCI’s overall research and the research of the principal investigators. Other research being conducted by the principal investigators may at times receive higher priority than research on JCAR018. We will also be dependent on the NCI to provide us with data, include batch records, to support the filing of our IND. These factors could adversely affect the timing of our IND filing.

The NCI may unilaterally terminate our rights under the Juno CRADA at any time for any reason or for no reason upon at least 60 days prior written notice. If the NCI unilaterally terminates the Juno CRADA, the research and development under the Juno CRADA would be suspended and we may lose certain of our data rights, which may impair our ability to obtain regulatory approval of JCAR018.

Any future revenue from the license agreement with Penn and Novartis is highly dependent upon milestone and contingent royalty payments generated from the efforts of Penn and Novartis, over which we have no control, and we may not realize the intended benefits of this agreement.

On April 4, 2015, the parties to Trustees of the University of Pennsylvania v. St. Jude Children’s Research Hospital, Civil Action No. 2:13-cv-01502-SD (E.D. Penn.), agreed to settle the case, which was dismissed on April 7, 2015. In connection with this settlement we entered into a sublicense agreement with Penn and an affiliate of Novartis pursuant to which we granted Novartis a non-exclusive, royalty-bearing sublicense under certain patent rights, including U.S. Patent No. 8,399,645, to develop, make and commercialize licensed products and licensed services for all therapeutic, diagnostic, preventative and palliative uses. In exchange for this sublicense, Novartis is obligated to pay us mid-single digit royalties on the U.S. net sales of products and services related to the disputed contract and patent claims, a low double digit percentage of the royalties Novartis pays to Penn for global net sales of those products, and milestone payments upon the achievement of specified clinical, regulatory and commercialization milestones for licensed products. The sublicense agreement with Novartis and Penn is terminable by Novartis at will without notice to us and without our consent.

Our receipt of royalty and milestone payments from Novartis is subject to many risks and uncertainties. In particular, these payments are dependent upon Novartis’ ability to make U.S. and global sales of its products and services, and its ability to achieve clinical, regulatory and commercialization milestones for the licensed products. We will have no control over the nature or timing of Novartis’ efforts towards making these sales or achieving these milestones. Furthermore, in the course of developing and commercializing its products, Novartis and Penn will likely be subject to many risks and uncertainties similar to those faced by our company and our product candidates as described in this section, and may be subject to other risks specific to Novartis and Penn. Additionally, if Novartis or Penn breaches our sublicense agreement, we may determine to terminate the agreement, or may be required to do so by St. Jude pursuant to the terms of our license agreement with St. Jude. To the extent Novartis fails, for any of the reasons outlined above or any other reason, to remit royalty payments or milestone payments under our sublicense agreement, or fails to remit these payments in the amount anticipated, or to the extent that our sublicense agreement with Novartis and Penn is terminated, we may not realize the potential benefits of the sublicense agreement with Penn and Novartis.

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

Any third parties conducting our clinical trials are not and will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing preclinical, clinical, and nonclinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed, or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenue could be delayed. We have disclosed in our 2014 Annual Report certain third party investigator-reported interim data from some of our trials, including interim data for which we have not yet independently reviewed the source data. We also sometimes rely on such investigator-reported interim data in making business decisions. Independent review of the data could fail to confirm the investigator- reported interim data, which may lead to revisions in disclosed clinical trial results in the future. Any such revisions that reveal more negative data than previously disclosed investigator-reported interim data could have an adverse impact on our business prospects and the trading price of our common stock. Such revisions could also reduce investor confidence in investigator-reported interim data that we disclose in the future.

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

Breakthrough therapy designation does not change the standards for product approval. We intend to seek breakthrough therapy designation for some or all of our CD19 product candidates that may qualify for such designation. Our collaborator MSK obtained breakthrough therapy designation for JCAR015 for relapsed/refractory ALL, but we will have to seek such designation separately under our own IND, which we may not receive. In addition, although we intend to seek breakthrough therapy designation for other product candidates, we may never receive such designations.

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

As a result of the Stage acquisition, we have acquired a German subsidiary with 23 employees in Germany. We also plan to seek regulatory approval of our product candidates outside of the United States. Accordingly, we expect that we, and any potential collaborators that have operations in foreign jurisdictions, will be subject to additional risks related to operating in foreign countries, including:

•	differing regulatory requirements in foreign countries;

•	unexpected changes in tariffs, trade barriers, price and exchange controls, and other regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with applicable tax, employment, immigration, data privacy, and labor laws for employees living or traveling abroad, including for our German employees;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

•	difficulties staffing and managing foreign operations;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	potential liability under the Foreign Corrupt Practices Act of 1977 or comparable foreign laws;

•	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geo-political actions, including war and terrorism.

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

Specifically, genetically engineering T cells faces significant competition in both the CAR and TCR technology space from multiple companies and their collaborators, such as Novartis/University of Pennsylvania, bluebird bio/Celgene/Baylor College of Medicine, Kite Pharma/NCI, Unum, Johnson & Johnson/Transposagen Biopharmaceuticals, Autolus, Cellectis/Pfizer, Adaptimmune/GSK, and Intrexon/Ziopharm/MD Anderson Cancer Center. We face competition from non-cell based treatments offered by other companies such as Amgen, AstraZeneca, Bristol-Myers, Incyte, Merck, and Roche. For instance, the FDA recently granted accelerated approval to Amgen’s blinotumomab for the treatment of relapsed/refractory ALL, and that product has demonstrated a complete remission rate of approximately 40% in clinical trials. Even if we obtain regulatory approval of our product candidates, we may not be the first to market and that may affect the price or demand for our product candidates. Additionally, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances. Additionally, a competitor could obtain orphan product exclusivity from the FDA with respect to such competitor’s product. If such competitor product is determined to be the same product as one of our product candidates, that may prevent us from obtaining approval from the FDA for such product candidate for the same indication for seven years, except in limited circumstances.

For additional information regarding our competition, see the section captioned “Competition” in Part I—Item 1—“Business” of our 2014 Annual Report.

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

As of March 31, 2015, we had 127 employees, most of whom are full time. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we must add a significant number of additional research and development, managerial, operational, sales, marketing, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

We have engaged in and may in the future engage in acquisitions or strategic partnerships, which could divert management’s attention, increase our capital requirements, dilute our stockholders, be difficult to integrate, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

We have made or entered into several acquisitions or strategic partnerships, and we may continue to evaluate various acquisitions and strategic partnerships, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. For instance, in May 2015, we acquired all the outstanding equity interests in Stage, in connection with which we paid €52.5 million in cash and issued 486,279 shares of common stock as an upfront payment, with potential earn out payments of up to €135.0 million in cash based on the achievement of certain technical, clinical, regulatory, and commercial milestones.

Any acquisition or strategic partnership may entail numerous risks, including:

•	increased operating expenses and cash requirements;

•	the assumption of additional indebtedness or contingent liabilities;

•	the issuance of our equity securities;

•	assimilation of operations, intellectual property and products of an acquired company, including difficulties associated with integrating new personnel;

•	the diversion of our management’s attention from our existing product programs and initiatives in pursuing such a strategic merger or acquisition;

•	retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;

•	expense or diversion of efforts related to the development of acquired technology under any diligence obligation required of us with respect to earn out milestones for an acquisition transaction, where we may not undertake such expense or efforts absent such diligence obligations;

•	risk that the other party or parties to an acquisition transaction may claim that we have not satisfied any earn out diligence obligation and seek damages or other legal or equitable relief;

•	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and regulatory approvals; and

•	our inability to generate revenue from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

In addition, if we undertake additional acquisitions, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense. Moreover, we may not be able to locate suitable acquisition opportunities and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business.

Our success payment obligations to FHCRC and MSK may result in dilution to our stockholders, may be a drain on our cash resources, or may cause us to incur debt obligations to satisfy the payment obligations.

We have agreed to make success payments to each of FHCRC and MSK pursuant to the terms of our agreements with each of those entities. These success payments will be based on increases in the estimated fair value of our common stock, payable in cash or publicly-traded equity at our discretion. The term of these obligations may last up to 11 years. Success payments will be owed (if applicable) after measurement of the value of our common stock in connection with the following valuation measurement dates during the term of the success payment agreement: (1) the date on which we complete an initial public offering of our common stock, or our shares otherwise become publicly traded; (2) the date on which we sell, lease, transfer or exclusively license all or substantially all of our assets to another company; (3) the date on which we merge or consolidate with or into another entity (other than a merger in which our pre-merger stockholders own a majority of the shares of the surviving entity); (4) any date on which ARCH Venture Fund VII, L.P. or C.L. Alaska L.P. transfers a majority of its shares of company capital stock held by it on such date to a third party; (5) the bi-annual anniversary of any event described in the preceding clauses (1), (2), (3) or (4), but only upon a request by FHCRC made within 20 calendar days after receiving written notice from us of such event; and (6) the last day of the 11 year period. The amount of a success payment is determined based on whether the value of our common stock meets or exceeds certain specified threshold values ascending, in the case of FHCRC, from $20.00 per share to $160.00 per share and, in the case of MSK, from $40.00 per share to $120.00 per share, in each case subject to adjustment for any stock dividend, stock split, combination of shares, or other similar events. Each threshold is associated with a success payment, ascending, in the case of FHCRC, from $10 million at $20.00 per share to $375 million at $160.00 per share and, in the case of MSK, from $10 million at $40.00 per share to $150 million at $120.00 per share, payable if such threshold is reached. The maximum aggregate amount of success payments to FHCRC is $375 million and to MSK is $150 million. The amount of success payments payable to FHCRC will be reduced by certain indirect costs paid by us to FHCRC related to collaboration projects conducted by FHCRC. See the section captioned “Licenses and Third-Party Research Collaborations” in Part I—Item 1—“Business” in our 2014 Annual Report for further discussion of these success payments.

Our initial public offering triggered a possible success payment to each of FHCRC and MSK. However, we will not be able to determine until the first anniversary of the completion of our initial public offering (subject to a 90-day grace period following such anniversary, at our option if we are contemplating a capital market transaction during such grace period), whether any such payment is required to be made and the amount of such payment. The value of any such initial public offering success payment will be determined by the average trading price of a share of our common stock over the consecutive 90-day period preceding such determination date. For example, the first payment due to FHCRC and MSK would be due if the average trading price of the share of our common stock over the consecutive 90-day period preceding the determination is at least $20.00 per share in the case of FHCRC or at least $40.00 in the case of MSK, subject to adjustment for any stock dividend, stock split, combination of shares, and other similar events. See Note 2 to our unaudited financial statements included in this report for a summary of the value of success payments required to be made at different price levels.

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

Our success payment obligations to FHCRC and MSK are recorded as a liability on our balance sheet. Under generally accepted accounting principles in the United States (“GAAP”), we are required to estimate the fair value of this liability as of each quarter end and changes in estimated fair value are amortized to expense using the accelerated attribution method over the remaining term of the collaboration agreement. Factors that may lead to increases or decreases in the estimated fair value of this liability include, among others, changes in the value of the common stock, change in volatility, changes in the applicable term of the success payments, changes in the risk free rate, and changes in the estimated indirect costs related to the collaboration projects conducted by FHCRC that are creditable against FHCRC success payments. As a result, our operating results and financial condition as reported by GAAP may fluctuate significantly from quarter to quarter and from year to year and may reduce the usefulness of our GAAP financial statements. As of March 31, 2015 the estimated fair values of the liabilities associated with the success payments were $162.9 million and $67.4 million related to FHCRC and MSK, respectively.

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

Further, research and development collaborations, such as our collaborations with third-party research institutions and our collaborations with Fate Therapeutics and MedImmune, are subject to numerous risks, which may include the following:

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

We are dependent on patents, know-how, and proprietary technology, both our own and licensed from others. Any termination of these licenses could result in the loss of significant rights and could harm our ability to commercialize our product candidates. See the section captioned “Licenses and Third-Party Research Collaborations” in Part I—Item 1—“Business” of our 2014 Annual Report for additional information regarding our license agreements.

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

As of March 31, 2015, we had 90,426,361 shares of common stock outstanding, including 7,594,578 shares of restricted stock that remained subject to vesting requirements. The resale of 78,475,009 shares, or 86.8% of our outstanding shares as of March 31, 2015 is currently prohibited or otherwise restricted as a result of securities law provisions, market standoff agreements entered into by our stockholders with us or lock-up agreements entered into by our stockholders with the underwriters of our initial public offering; however, subject to applicable securities law restrictions and excluding shares of restricted stock that remain unvested, these shares will be able to be sold in the public market beginning as early as June 17, 2015, except for 625,000 shares which are subject to an extended lock-up until December 18, 2015.

We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans, including upon the exercise of stock options. These shares can be freely sold in the public market upon issuance, subject to the lock-up agreements expiring on June 17, 2015.

As of March 31, 2015 the holders of approximately 65,511,959 shares, or 72.4%, of our common stock outstanding, will have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market.

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

Our executive officers, directors and our 10% or greater stockholders, together with their respective affiliates, beneficially owned approximately 57.3% of our capital stock as of March 31, 2015, excluding shares underlying outstanding options. Accordingly, such persons and entities, if they acted together, would be able to determine the composition of the board of directors, retain the voting power to approve many matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)

Not applicable.

(b)

On December 23, 2014, we closed our IPO, in which we sold an aggregate of 12,676,354 shares of common stock at a price to the public of $24.00 per share. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-200293), which was declared effective by the SEC on December 18, 2014 (the “Registration Statement”), and a registration statement on Form S-1 (File No. 333-201062), which became effective immediately upon filing with the SEC on December 18, 2014.

There has been no material change in the planned use of proceeds from our IPO as described in the Registration Statement. We invested the funds received in short-term, interest-bearing investment-grade securities and government securities. As of March 31, 2015, we have used approximately $23.5 million of the net proceeds from the IPO primarily to fund the costs to advance JCAR015 through a Phase II clinical trial and the filing of a Biologics License Application for the treatment of relapsed/refractory ALL, to advance JCAR017 through a Phase I/II clinical trial and into a potential registration trial in relapsed/refractory NHL, to further develop additional product candidates, to expand our internal research and development capabilities, to establish manufacturing capabilities, to acquire, license and invest in complementary products, technologies and businesses, and other general corporate purposes. None of the offering proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

(c)

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)

Not applicable.

(b)

Not applicable.

ITEM 6.	EXHIBITS

See the Exhibit Index on the page immediately following the signature page to this Quarterly Report on Form 10-Q for a list of the exhibits filed as part of this Quarterly Report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Juno Therapeutics, Inc.

Date: May 11, 2015	By:	/s/ Steven D. Harr
Steven D. Harr Chief Financial Officer & Head of Corporate Development (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation	8-K	12/29/2014	3.1

3.2	Amended and Restated Bylaws	S-1/A	12/09/2014	3.2

4.1	Fourth Amended and Restated Investors’ Rights Agreement, dated December 5, 2014, by and among the registrant and the investors named therein	S-1/A	12/09/2014	4.1

4.2	Form of Common Stock Certificate	S-1/A	12/09/2014	4.2

10.1	Lease, dated as of February 2, 2015, by and between BMR-217th Place LLC and the registrant	8-K	02/09/2015	10.1

10.2	Lease Agreement, dated as of April 6, 2015, by and between ARE-Seattle No. 16, LLC and the registrant	8-K	04/07/2015	10.1

10.3	2015 Non-Employee Director Compensation Program, adopted April 3, 2015				X

10.4	Amendment No. 1 to Sponsored Research Agreement, effective April 1, 2015, by and between Seattle Children’s Hospital d/b/a Seattle Children’s Research Institute and the registrant				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

101†	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Balance Sheets at March 31, 2015 (unaudited) and December 31, 2014, (ii) Condensed Statements of Operations and Comprehensive Loss (unaudited) for the three months ended March 31, 2015 and 2014, (iii) Condensed Statements of Cash Flows (unaudited) for the three months ended March 31, 2015 and 2014, and (iv) Notes to the Condensed Financial Statements.				X

*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Juno Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.
†	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.