Form 10-Q
period 2015-06-30
Juno Therapeutics, Inc.
filed 2015-08-14
CIK 1594864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the registrant’s common stock as of August 7, 2015 was 100,556,371.

Juno Therapeutics, Inc.

Quarterly Report on Form 10-Q

Juno Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,518	$355,968
Marketable securities	264,055	79,672
Prepaid expenses and other current assets	4,182	3,595

Total current assets	307,755	439,235
Property and equipment, net	28,689	4,018
Long-term marketable securities	9,839	38,411
Goodwill	122,092	—
Intangible assets	50,758	—
Other assets	5,036	7,499

Total assets	$524,169	$489,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,902	$1,096
Accrued liabilities and other current liabilities	26,341	14,577
Success payment liabilities	127,791	84,920
Contingent consideration obligations	4,422	—

Total current liabilities	160,456	100,593
Build-to-suit lease obligation, less current portion	9,483	—
Contingent consideration obligations, less current portion	32,686	—
Deferred tax liabilities	10,240	—
Other long-term liabilities	—	38

Commitments and Contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at June 30, 2015 and December 31, 2014; 0 shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value, 495,000,000 shares authorized at June 30, 2015 and December 31, 2014; 84,625,858 and 82,073,647 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	9	8
Additional paid-in-capital	789,348	734,895
Accumulated other comprehensive loss	(849)	(90)
Accumulated deficit	(477,204)	(346,281)

Total stockholders’ equity	311,304	388,532

Total liabilities and stockholders’ equity	$524,169	$489,163

See accompanying notes.

Juno Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$12,461	$—	$12,461	$—
Operating expenses:
Research and development	60,235	6,479	118,034	9,418
General and administrative	14,857	4,568	21,527	7,959
Litigation	5,334	1,633	6,025	3,623

Total operating expenses	80,426	12,680	145,586	21,000

Loss from operations	(67,965)	(12,680)	(133,125)	(21,000)
Interest income, net	158	—	353	—
Other income (expenses), net	233	(10,089)	233	(10,718)

Loss before income taxes	(67,574)	(22,769)	(132,539)	(31,718)
Benefit from income taxes	1,616	—	1,616	—

Net loss	$(65,958)	$(22,769)	$(130,923)	$(31,718)

Net loss attributable to common stockholders:
Net loss	$(65,958)	$(22,769)	$(130,923)	$(31,718)
Deemed dividend upon issuance of convertible preferred stock, non-cash	—	(15,357)	—	(15,357)

Net loss attributable to common stockholders	$(65,958)	$(38,126)	$(130,923)	$(47,075)

Net loss per share attributable to common stockholders, basic and diluted	$(0.79)	$(5.80)	$(1.58)	$(7.06)

Weighted average common shares outstanding, basic and diluted	83,716,681	6,576,466	83,116,743	6,664,013

See accompanying notes.

Juno Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(65,958)	$(22,769)	$(130,923)	$(31,718)
Other comprehensive loss:
Unrealized loss on marketable securities	(706)	—	(634)	—
Foreign currency translation	(125)	—	(125)	—

Other comprehensive loss	(831)	—	(759)	—

Comprehensive loss	$(66,789)	$(22,769)	$(131,682)	$(31,718)

See accompanying notes.

Juno Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(130,923)	$(31,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,210	9
Stock-based compensation	12,475	1,588
Loss from remeasurement of fair value of convertible preferred stock options	—	10,718
Deferred income taxes	(519)	—
Deferred tax benefit recorded in connection with acquisition	(1,100)	—
Change in fair value of success payment liabilities	42,871	386
Change in fair value of contingent consideration obligation	(80)	—
Gain on initial investment in Stage	(227)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,588)	(1,869)
Accounts payable, accrued liabilities and other liabilities	6,723	(2,479)

Net cash used in operating activities	(70,158)	(23,365)
INVESTING ACTIVITIES
Purchases of marketable securities	(222,178)	—
Sales and maturities of marketable securities	64,115	—
Acquisitions, net of cash acquired	(77,666)	—
Purchase of cost-method investment	—	(3,455)
Purchase of property and equipment	(9,154)	(715)

Net cash used in investing activities	(244,883)	(4,170)
FINANCING ACTIVITIES
Payment of issuance costs related to issuance of common stock	(1,683)	—
Proceeds from issuance of convertible preferred stock	—	62,614
Proceeds from exercise of stock options	368	—
Payments of build-to-suit lease obligation	(82)	—

Net cash (used in)/provided by financing activities	(1,397)	62,614
Effect of exchange rate changes on cash and cash equivalents	(12)	—
Net (decrease)/increase in cash and cash equivalents	(316,450)	35,079
Cash and cash equivalents at beginning of period	355,968	35,966

Cash and cash equivalents at end of period	$39,518	$71,045

SUPPLEMENTAL CASH FLOW INFORMATION
Purchases of property and equipment included in accounts payable and accrued liabilities	$6,675	$—

Amounts capitalized under build-to-suit leases	$9,910	$—

Issuance of common stock for acquisitions	$41,611	$—

Fair value of convertible preferred stock option at issuance	$—	$(6,889)

Convertible preferred stock issuance costs incurred but unpaid	$—	$187

See accompanying notes.

Juno Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

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

In May 2015, the Company acquired all the remaining ownership interests in Stage Cell Therapeutics GmbH (“Stage”) not already held by it. See Note 2, Acquisitions. As a result of the acquisition, Stage has become a wholly owned subsidiary of the Company and the results of Stage have been consolidated with the Company’s results since the date of the acquisition. Stage has operations in Göttingen and Munich, Germany and its operations are focused on developing technology platforms, including novel reagents and automation technologies, that enable the development and production of cell therapeutics. Stage has been renamed as Juno Therapeutics GmbH (“Juno GmbH”).

In June 2015, the Company acquired X-Body, Inc. (“X-Body”). See Note 2, Acquisitions. As a result of the acquisition, X-Body has become a wholly owned subsidiary of the Company and the results of X-Body have been consolidated with the Company’s results since the date of the acquisition. X-Body has operations in Waltham, Massachusetts and its operations are focused on the discovery of human monoclonal antibodies and discovery of TCR binding domains.

The Company is subject to a number of risks similar to other biopharmaceutical companies in the early stage, including, but not limited to, possible failure of preclinical testing or clinical trials, the need to obtain marketing approval for its product candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s products, protection of proprietary technology, and the need to obtain adequate additional funding, If the Company does not successfully commercialize or partner any of its product candidates, it will be unable to generate product revenue or achieve profitability. As of June 30, 2015, the Company had an accumulated deficit of $477.2 million.

The financial data as of December 31, 2014 is derived from audited financial statements, which are included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 19, 2015 (the “2014 Annual Report”), and should be read in conjunction with the audited financial statements and notes thereto.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from such estimates.

The Company utilizes significant estimates and assumptions in determining the estimated success payment and contingent consideration liabilities and associated expense at each balance sheet date. A small change in the Company’s stock price may have a relatively large change in the estimated fair value of the success payment liability and associated expense. Changes in the probabilities and estimated timing used in the calculation of the contingent consideration liability may have a relatively large impact of the resulting liability and associated expense.

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

Unaudited Interim Financial Information

The accompanying interim balance sheet as of June 30, 2015, the statements of operations and comprehensive loss for the three and six months ended June 30, 2015 and 2014, and statements of cash flows for the six months ended June 30, 2015 and 2014 and the related footnote disclosures are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2015 and its results of operations and comprehensive loss for the three and six months ended June 30, 2015 and 2014, and its cash flows for the six months ended June 30, 2015 and 2014. The results for the three and six months ended June 30, 2015 and 2014 are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

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

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. Other comprehensive income or loss consists of unrealized gains and losses on marketable securities and foreign currency translation adjustments.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at acquisition to be cash equivalents. Cash equivalents, which consist primarily of money market funds, are stated at fair value.

Marketable Securities

The Company generally invests its excess cash in investment grade short- to intermediate-term fixed income securities. Such investments are included in cash and cash equivalents, marketable securities, or long-term marketable securities on the balance sheets, classified as available-for-sale, and reported at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss). Realized gains and losses on the sale of these securities are recognized in net income or loss. The cost of marketable securities sold is based on the specific identification method.

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

Build-to-Suit Lease Accounting

In certain lease arrangements, the Company is involved in the construction of a building. To the extent the Company is involved with structural improvements of the construction project or takes construction risk prior to the commencement of a lease, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 840-40, Leases – Sale-Leaseback Transactions (Subsection 05-5), requires the Company to be considered the owner solely for accounting purposes, even though the Company is not the legal owner. In these instances, the Company will record an asset and build-to-suit lease obligation on its balance sheet equal to the fair value of the building.

Once construction is complete, the Company will consider the requirements for sale-leaseback accounting treatment, including evaluating whether all risks of ownership have transferred back to the landlord, as evidenced by a lack of continuing involvement in the leased property. If the arrangement does not qualify for sale-leaseback accounting treatment, the building asset remains on the Company’s balance sheet at its historical cost, and such asset is depreciated over its estimated useful life. The Company bifurcates its lease payments into a portion allocated to the building and a portion allocated to the parcel of land on which the building has been built. The portion of the lease payments allocated to the land is treated for accounting purposes as operating lease payments, and therefore is recorded as rent expense in the condensed consolidated statements of operations. The portion of the lease payments allocated to the building is further bifurcated into a portion allocated to interest expense and a portion allocated to reduce the build-to-suit lease obligation.

The interest rate used for the build-to-suit lease obligation represents our estimated incremental borrowing rate, adjusted to reduce any built in loss.

Other Assets

The Company accounted for its investment in a minority interest of Stage, which minority interest the Company acquired in 2014, over which the Company as of December 31, 2014 had not exercised significant influence, using the cost method in accordance with ASC 325-20, Cost Method Investments. Under the cost method, an investment is carried at cost until it is sold or there is evidence that changes in the business environment or other facts and circumstances suggest it may be other than temporarily impaired. This investment totaled $3.5 million as of December 31, 2014 and was included in other assets on the balance sheet. In May 2015, the Company acquired the remaining ownership interests in Stage. See Note 2, Acquisitions.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. The Company evaluates goodwill for impairment annually during the fourth quarter and upon the occurrence of triggering events or substantive changes in circumstances that could indicate a potential impairment by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that the fair value of the net assets are below their carrying amounts.

Intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date (which is regarded as their cost). Intangible assets related to in-process research and development (“IPR&D”) are treated as indefinite-lived intangible assets and not amortized until certain regulatory approval is obtained in a major market, typically either the U.S. or the EU in the case of X-Body, and in the case of Stage, when the acquired reagents or automation technology is accepted by the FDA as part of an IND, subject to management judgment. At that time, the Company will determine the useful life of the asset, reclassify the asset out of IPR&D and begin amortization. Intangible assets are reviewed for impairment at least annually or if indicators of potential impairment exist. There were no impairments as of June 30, 2015.

Contingent Consideration from Business Combinations

At and subsequent to the acquisition date of a business combination, contingent consideration obligations are remeasured to fair value at each balance sheet date with changes in fair value recognized in research and development expense in the condensed consolidated statements of operations. Changes in fair values reflect changes to the Company’s assumptions regarding probabilities of successful achievement of related milestones, the timing in which the milestones are expected to be achieved, and the discount rate used to estimate the fair value of the obligation, as well as the foreign currency impact of the contingent consideration for the Stage acquisition as it is denominated in Euro.

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

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 – Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability

Our financial instruments, in addition to those presented in Note 5, Fair Value Measurements, include cash and cash equivalents, accounts payable and accrued liabilities. The carrying amount of cash and cash equivalents, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these instruments.

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

The Company recorded these combined instruments as convertible preferred stock options as of the date of the initial closings of the Series A convertible preferred stock financing and Series A-2 convertible preferred stock financing. The options were revalued to fair value at each subsequent balance sheet date, with fair value changes recognized as increases or reductions to other income (expense), net in the condensed consolidated statements of operations. The Company estimated the fair value of these instruments based on the Black-Scholes option pricing model. These options were exercised during 2014. For the three and six months ended June 30, 2014, $10.1 million and $10.7 million was recognized in other expense, respectively, related to the changes in fair value of these options.

Success Payments

The Company granted rights to share-based success payments to the Fred Hutchinson Cancer Research Center (“FHCRC”) and the Memorial Sloan Kettering Cancer Center (“MSK”) pursuant to the terms of its collaboration agreements with each of those entities. Pursuant to the terms of these arrangements, the Company may be required to make success payments based on increases in the per share fair market value of the Company’s common stock, payable in cash or publicly-traded equity at the Company’s discretion. See Note 3, Collaboration and License Agreements. The success payments are accounted for under ASC 505-50, Equity-Based Payments to Non-Employees. Once the service period is complete, the instruments will be accounted for under ASC 815, Derivatives and Hedging, and continue to be marked to market with all changes in value recognized immediately in other income or expense.

Success payment liabilities are estimated at fair value at inception and at each subsequent balance sheet date and the expense is amortized using the accelerated attribution method over the remaining term (service period) of the related collaboration agreement or related possible payment due date (whichever is sooner). To determine the estimated fair value of the success payments the Company uses a Monte Carlo simulation methodology which models the future movement of stock prices based on several key variables. The following variables were incorporated in the estimated fair value of the success payment liability: estimated term of the success payments, fair value of common stock, expected volatility, risk-free interest rate, and estimated number and timing of valuation measurement dates on the basis of which payments may be triggered. For FHCRC success payments, estimated indirect costs related to the collaboration projects conducted by FHCRC that are creditable against the success payments are also included in the calculation. The computation of expected volatility was estimated using a combination of available information about the historical volatility of stocks of similar publicly-traded companies for a period matching the expected term assumption and our historical volatility. In addition, prior to the Company becoming publicly traded there was one valuation measurement date on the basis of which payments may be triggered. There are several valuation measurement dates subsequent to the IPO on the basis of which payments may be triggered.

As of June 30, 2015 and December 31, 2014, the estimated fair value of the total success payment obligation was approximately $211.4 million and $195.9 million, respectively. The Company recognized research and development expense of $4.0 million and $0.2 million in the three months ended June 30, 2015 and 2014, respectively, with respect to the success payment obligations. The Company recognized research and development expense of $42.9 million and $0.4 million in the six months ended June 30, 2015 and 2014, respectively, with respect to the success payment obligations. The expense recorded for the three and six months ended June 30, 2015 and 2014 represents the change in the success payment liability during such periods and reflects an additional three or six months of accrued expense, respectively. The success payment liabilities on the condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014 were $127.8 million and $84.9 million, respectively.

The assumptions used to calculate the fair value of the success payments are subject to a significant amount of judgment including the expected volatility, estimated term, and estimated number and timing of valuation measurement dates. A small change in the assumptions may have a relatively large change in the estimated valuation and associated liability and expense. For example, keeping all other variables constant, a hypothetical 10% increase in the stock price at June 30, 2015 from $53.33 per share to $58.66 per share would have increased the expense recorded in the three months ended June 30, 2015 associated with the success payment liability by $15.5 million. A hypothetical 10% decrease in the stock price from $53.33 per share to $48.00 per share would have decreased the expense recorded in the three months ended June 30, 2015 associated with the success payment liability by $15.7 million, resulting in a gain of $11.7 million. Further, keeping all other variables constant, a hypothetical 35% increase in the stock price at June 30, 2015 from $53.33 per share to $72.00 per share would have increased the expense recorded in the three months ended June 30, 2015 associated with the success payment liability by $147.2 million. A hypothetical 35% decrease in the stock price from $53.33 per share to $34.66 per share would have decreased the expense recorded in the three months ended June 30, 2015 associated with the success payment liability by $56.3 million, resulting in a gain of $52.3 million. If the fair value of the Company’s common stock at the first valuation measurement date in December 2015 remains at its June 30, 2015 value of $53.33, the Company will be required to make a $75 million payment to FHCRC and a $10 million payment to MSK, payable in cash or stock at the Company’s discretion.

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

Revenue

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Accordingly, revenue is recognized for each unit of accounting when all of the following criteria are met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred or services have been rendered;

•	the seller’s price to the buyer is fixed or determinable; and

•	collectability is reasonably assured.

Revenue is primarily related to an initial license fee received in the three and six months ended June 30, 2015. See Note 3, Collaboration and License Agreements, under the heading “St. Jude Children’s Research Hospital/Novartis” for additional information.

Research and Development Expense

The Company records expense for research and development costs to operations as incurred. The Company accounts for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when the goods have been received or when the service has been performed rather than when the payment is made. Research and development expenses consist of costs incurred by the Company for the discovery and development of the Company’s product candidates and include:

•	personnel-related expenses, including non-cash stock-based compensation expense;

•	external research and development expenses incurred under arrangements with third parties, such as contract research organizations, contract manufacturing organizations, academic and non-profit institutions and consultants;

•	the estimated fair value of the liability attributable to the elapsed service period as of the balance sheet date associated with the Company’s success payments to FHCRC and MSK;

•	changes in the estimated fair value of the contingent consideration liabilities;

•	license fees; and

•	other expenses, which include direct and allocated expenses for laboratory, facilities, and other costs.

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

Litigation Expense

Litigation expense includes legal expense the Company incurred with respect to Trustees of the University of Pennsylvania v. St. Jude Children’s Research Hospital, Civil Action No. 2:13-cv-01502-SD (E.D. Penn), as well as expenses the Company is required to reimburse to St. Jude Children’s Research Hospital (“St. Jude”) with respect to such litigation. See Note 3, Collaboration and License Agreements.

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

Income Taxes

The Company determines its deferred tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities. The deferred tax assets and liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that the deferred tax asset will not be recovered. The Company applies judgment in the determination of the consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes any material interest and penalties related to unrecognized tax benefits in income tax expense.

The Company is required to file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company currently is not under examination by the Internal Revenue Service or other jurisdictions for any tax years.

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies were translated into U.S. dollars, the reporting currency, at the exchange rate prevailing at the balance sheet date. Revenue and expenses denominated in foreign currencies were translated into U.S. dollars at the monthly average exchange rate for the period and the translation adjustments are reported as an element of accumulated other comprehensive income or loss on the condensed consolidated balance sheets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(65,958)	$(22,769)	$(130,923)	$(31,718)
Deemed dividend upon issuance of convertible preferred stock	—	(15,357)	—	(15,357)

Net loss attributable to common stockholders	$(65,958)	$(38,126)	$(130,923)	$(47,075)

Weighted average number of common shares used in net loss per share attributable to common stockholders – basic and diluted	83,716,681	6,576,466	83,116,743	6,664,013

Net loss per share attributable to common stockholders – basic and diluted	$(0.79)	$(5.80)	$(1.58)	$(7.06)

The amounts in the table below were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated due to their anti-dilutive effect:

	As of June 30,
	2015	2014
Series A convertible preferred stock	—	16,930,668
Series A-1 convertible preferred stock	—	2,250,000
Series A-2 convertible preferred stock	—	15,656,049
Unvested restricted common stock and restricted stock units	6,837,535	9,478,601
Options to purchase common stock	4,453,101	—
Estimated shares issued if success payment valuation occurred at June 30, 2015 (1)	1,593,850	—

Total	12,884,486	44,315,318

(1)	Represents the number of shares that would be issued if the success payment valuation date had been June 30, 2015. The Company’s common stock price per share was $53.33 at June 30, 2015 which would have resulted in a success payment of $85 million ($75 million for FHCRC and $10 million for MSK). The number of shares issued is calculated by dividing the $85 million success payment by the stock price per share of $53.33 at June 30, 2015. At June 30, 2014 the stock price was below the threshold that would require a payment to FHCRC or MSK, therefore no shares are included.

Recent Accounting Pronouncements

In 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current GAAP guidance on this topic and establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption permitted beginning January 1, 2017. The Company is evaluating the impact of adopting the new accounting guidance on its financial statements.

2. Acquisitions

Acquisition of Stage

On May 11, 2015, the Company completed the acquisition of all the outstanding ownership interests in Stage not already held by it. Prior to the acquisition, the Company held a 4.76% equity interest in Stage. As a result of the acquisition, Stage became a wholly owned subsidiary of the Company. The Company paid €52.5 million, or $58.5 million, in cash and issued an aggregate of 486,279 shares of common stock, valued at $22.2 million based on the closing stock price on May 11, 2015 of $45.58 per share, to the selling shareholders.

The Company also agreed to pay additional amounts of up to an aggregate of €135.0 million in cash based on the achievement of certain technical, clinical, regulatory, and commercial milestones related to novel reagents (€40.0 million), advanced automation technology (€65.0 million), and Stage’s existing clinical pipeline (€30.0 million). The fair value of this contingent consideration was estimated to be $28.2 million at the date of acquisition. Payments could vary based on milestones that are reached.

The elements of the purchase consideration are as follows (in thousands):

Cash paid (1)	$58,496
Common stock issued (2)	22,165
Fair value of contingent consideration (3)	28,244

Total consideration for 95.24% equity	108,905

Fair value of 4.76% initial investment in Stage (4)	3,682

Implied purchase price consideration for 100% equity	$112,587

(1)	The cash consideration represents the consideration paid in cash amounting to €52.5 million which is translated based on an exchange rate of 1.1142 EUR/USD on May 11, 2015.
(2)	Based on the share purchase agreement, the purchase consideration included 486,279 shares of the Company’s common stock. The closing stock price on the transaction date was $45.58 per share.
(3)	The fair value of the contingent consideration was determined by calculating the probability-weighted milestone payments based on the assessment of the likelihood and estimated timing that certain milestones would be achieved. The fair value of the contingent consideration is estimated using a discount rate of 14.6%. The discount rate captures the credit risk associated with the payment of the contingent consideration when earned and due.
(4)	The fair value of the initial investment is calculated as the implied per share fair value of the stock based upon the acquisition purchase price reduced by a lack of control discount associated with the 4.76% holding. Upon acquiring the remaining outstanding ownership interests in Stage, the Company re-measured its original equity interest to its fair value and recognized a $0.2 million gain during the six months ended June 30, 2015, which was recorded in other income (expense) on the condensed consolidated statements of operations.

The Company accounted for the Stage acquisition using the acquisition method. The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their fair values as of the closing date of the acquisition. The allocation of the purchase price is based on estimates of the fair value of assets acquired and liabilities assumed as of the date of acquisition. The components of the purchase price allocation are as follows (in thousands):

Net working capital	$1,863
Property and equipment	651

Net assets acquired	2,514

Deferred tax liabilities	(10,801)
Acquired in-process research and development	34,457
Goodwill	86,417

Total consideration transferred	$112,587

The fair value of the acquired in-process research and development has been estimated using the replacement cost method. Under this method, the Company estimated the cost of recreating the technology and derived an estimated value to develop the technology. In-process research and development are required to be classified as indefinite-lived assets until the successful completion or the abandonment of the associated research and development effort. Accordingly, during the development period after the date of acquisition, these assets will not be amortized until the acquired reagents or automation technology is accepted by the FDA as part of an IND, subject to management judgement. At that time, the Company will determine the useful life of the asset and begin amortization. If the associated research and development effort is abandoned, the related in-process research and development assets will be written-off and an impairment charge recorded.

The excess of the purchase price over the estimated fair value of the tangible net assets and identifiable intangible assets acquired was recorded as goodwill. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the Stage acquisition. The acquisition of Stage is intended to provide the Company access to transformative cell selection and activation capabilities, next generation manufacturing automation technologies, enhanced control of its supply chain, and lower expected long-term cost of goods. None of the goodwill is expected to be deductible for income tax purposes.

Acquisition of X-Body

On June 1, 2015, the Company completed the acquisition of 100% of the outstanding equity in X-Body. The Company paid $21.3 million in cash and issued an aggregate of 366,434 shares of common stock, valued at $19.4 million based on the closing stock price on June 1, 2015 of $53.07 per share, to the former X-Body stockholders. Further, an additional 72,831 shares of common stock were issued to two former X-Body stockholders in the transaction, which shares are subject to monthly vesting over the three years following the closing of the transaction, contingent on such former X-Body stockholders providing consulting services to the Company through each such vesting date. These will be accounted for as post-acquisition compensation expenses.

The Company also agreed to pay additional amounts in cash upon the realization of specified milestones substantially as follows, with respect to products generated using the X-Body technology: $5.0 million per target upon the achievement, during a specified period, of a certain regulatory milestone for products that utilize a certain type of binding mechanism; up to $30.0 million upon the achievement, during a specified period, of regulatory and clinical milestones for the first product using another type of binding mechanism (any product using such type of binding mechanism, a “Type X Product”); $5.0 million per product upon the achievement, during a specified period, of a certain regulatory milestone for a certain number of subsequent Type X Products; $50.0 million upon the achievement, during a specified period, of a clinical milestone related to the first product with certain specified binding properties (a “Type Y Product”); and $20.0 million upon the achievement, during a specified period, of a clinical milestone related to the first product with certain other specified binding properties. If a Type X Product or a Type Y Product is commercialized, Juno can choose either to make a commercialization milestone payment for such a product or to pay a low single-digit royalty on net sales of such a product. The fair value of this contingent consideration was estimated to be $8.9 million at the date of acquisition. Payments could vary based on milestones that are reached.

Cash paid	$21,331
Common stock issued (1)	19,447
Fair value of contingent consideration (2)	8,944
Settlement of preexisting obligation (3)	1,123

Total consideration	$50,845

(1)	Based on the share purchase agreement, the purchase consideration included 366,434 shares of the Company’s common stock. The closing stock price on the transaction date was $53.07 per share.
(2)	The fair value of the contingent consideration was determined by calculating the probability-weighted milestone based on the assessment of the likelihood and estimated timing that certain milestones would be achieved. The fair value of the contingent consideration is estimated using a discount rate of 15.2%. The discount rate captures the credit risk associated with the payment of the contingent consideration when earned and due.
(3)	The settlement of preexisting obligation reflects the effective settlement of the Company’s preexisting prepaid contract research agreement with X-Body. No gain or loss was recognized by the Company on the effective settlement of this prepaid expense as of the acquisition date.

The allocation of the purchase price is based on estimates of the fair value of assets acquired and liabilities assumed as of the acquisition date. The components of the purchase price allocation are as follows (in thousands):

Net liabilities assumed	$(181)
Deferred tax liabilities	(1,099)
Acquired in-process research and development	16,450
Goodwill	35,675

Total consideration transferred	$50,845

The fair value of the acquired in-process research and development has been estimated using the replacement cost method. Under this method, the Company estimated the cost to recreate the technology and derived an estimated value to develop the technology. In-process research and development are required to be classified as indefinite-lived assets until the successful completion or the abandonment of the associated research and development effort. Accordingly, during the development period after the date of acquisition, these assets will not be amortized until regulatory approval is obtained in a major market, typically either the United States or the EU, subject to management judgment. At that time, the Company will determine the useful life of the asset and begin amortization. If the associated research and development effort is abandoned, the related in-process research and development assets will be written-off and an impairment charge recorded.

The excess of the purchase price over the estimated fair value of the tangible net assets and identifiable intangible assets acquired was recorded as goodwill. The goodwill recognized as a result of the X-Body acquisition is primarily attributable to the fact that the acquisition furthers the Company’s strategy of investing in technologies that augment the company’s capabilities to create best-in-class engineered T cells against a broad array of cancer targets. The acquisition brings in-house to the Company an innovative discovery platform that interrogates the human antibody repertoire, rapidly selecting fully human antibodies with desired characteristics, even against difficult targets. None of the goodwill is expected to be deductible for income tax purposes.

Post-Acquisition and Pro Forma Consolidated Financial Information

The Stage and X-Body acquisitions did not have a material impact on the Company’s condensed consolidated statements of operations, and therefore actual and pro forma disclosures have not been presented. The intangible assets acquired in the Stage and X-Body acquisitions are in-process research and development assets, and as such, there would be no pro forma adjustment needed for the amortization of intangible assets.

Transaction Costs

The Company incurred approximately $4.2 million of direct transaction costs related to the Stage and X-Body acquisitions for the three and six months ended June 30, 2015. These costs are included in general and administrative expenses in the condensed consolidated statements of operations.

3. Collaboration and License Agreements

Celgene

In June 2015, the Company entered into a Master Research and Collaboration Agreement (the “Collaboration Agreement”) with Celgene Corporation and Celgene RIVOT Ltd. (collectively, “Celgene”) pursuant to which the Company and Celgene agreed to collaborate on researching, developing, and commercializing novel cellular therapy product candidates and other immuno-oncology and immunology therapeutics, including, in particular, CAR and TCR product candidates. Pursuant to the collaboration, prior to the exercise of an option for a program, each of the Company and Celgene will conduct independent programs to research, develop, and commercialize such product candidates (including, in the case of the Company, its CD19 and CD22 programs). Each party has certain options to obtain either an exclusive license to develop and commercialize specified product candidates arising from specified types of programs conducted by the other party within the scope of the collaboration, or the right to participate in the co-development and co-commercialization of specified product candidates arising from such programs, in each case in specified territories. Further, following the exercise of an option, Celgene has the right to exercise an option for a specified number of such programs, excluding the CD19 program and the CD22 program, to co-develop and co-commercialize products arising out of such programs in certain countries, and each of Celgene and Company has the right to elect to participate in certain commercialization activities for products in such programs in territories where it is not leading commercialization of such product. The parties may exercise their options with respect to specified product candidates arising under programs within the scope of the collaboration until the tenth anniversary of the effective date of the Collaboration Agreement (the “Research Collaboration Term”), subject to a tail period applicable to certain programs, for which options have not yet been exercised as of the expiration of the Research Collaboration Term.

For Company-originated programs (which may include the CD19 program and the CD22 program) under the collaboration for which Celgene exercises its option to obtain an exclusive license:

•	The Company would be responsible for research and development in the United States, Canada, and Mexico, and, for cellular therapy product candidates, China, and would retain commercialization rights and would lead commercialization activities and book sales of products in those countries (the “Juno Territory”), subject to Celgene’s option, for a specified number of programs, to elect to co-develop and co-commercialize product candidates arising from such programs, or for other programs, to elect to participate in certain commercialization activities in the Juno Territory, as further described below. Under all such license agreements, the Company has the right to participate in specified commercialization activities arising from such programs in certain major European markets;

•	On a program-by-program basis, Celgene would receive an exclusive license, and pursuant to such license would be responsible for, development and commercialization outside of the Juno Territory (the “Celgene Territory”), including by leading commercialization activities and booking sales of products in the Celgene Territory. Celgene would be required to pay the Company a royalty on sales of products arising from such program in the Celgene Territory as further described below; and
•	For Company-originated programs, excluding CD19 and CD22, Celgene would have the right to exercise an option for a specified number of such programs, to obtain the right to co-develop and co-commercialize products arising from such program worldwide, except for China. For each such program, following Celgene’s exercise of such option, the parties would enter into an agreed form of co-development and co-commercialization agreement, pursuant to which:

•	Celgene would have the right to co-develop and co-commercialize product candidates arising from such programs, with the parties each entitled to bear and receive an equal share of the profits and losses arising from development and commercialization activities in such programs worldwide (other than China);

•	The Company would remain the lead party for development and commercialization activities for such product candidates in the Juno Territory, and Celgene would remain the lead party for development and commercialization activities for such product candidates in the Celgene Territory, subject to the Company’s right to participate in certain commercialization activities in certain major European countries, and Celgene’s right to elect to participate in a specified percentage of commercialization activities in the Juno Territory;

For other Company originated programs for which Celgene does not exercise such a co-development and co-commercialization right, Celgene would also have the right to elect to participate in up to a specified percentage of certain commercialization activities for product candidates in such program in the Juno Territory, and the Company would have the right to elect to participate in up to a specified percentage of certain commercialization activities for such product candidates in certain major European markets.

For Celgene-originated programs under the collaboration for which the Company exercises its option to obtain an exclusive license, the parties will enter into a co-development and co-commercialization agreement and:

•	The parties will share global profits and losses from development and commercialization activities with 70% allocated to Celgene and 30% allocated to the Company; and

•	Celgene will lead global development and commercialization activities, subject to the Company’s right to elect to participate in up to a specified percentage of certain commercialization activities in the Juno Territory under certain circumstances and in certain major European countries.

Furthermore, each of Celgene and the Company will have the exclusive right to exercise options to co-develop and co-commercialize product candidates arising out of programs for which the other party in-licenses or acquires rights that are within the scope of their collaboration, where such rights are available to be granted, with the parties each bearing an equal share of the profits and losses arising out of such programs following the exercise of such option. In general, for such programs where the rights are in-licensed or acquired by the Company and for which Celgene exercises its options, the Company will be the lead party for development and commercialization of product candidates arising from such programs in the Juno Territory, subject to Celgene’s right to elect to participate in certain commercialization activities for such product candidates in the Juno Territory, and Celgene will be the lead party for development and commercialization of product candidates arising in such programs in the Celgene Territory, subject to the Company’s right to elect to participate in certain commercialization activities for such product candidates in certain major European markets. Conversely, for such programs where the rights are in-licensed or acquired by Celgene and for which the Company exercises its options, Celgene will be the lead party for development and commercialization activities for product candidates arising from such programs on a worldwide basis, subject to the Company’s right to elect to participate in certain commercialization activities for such product candidates in the Juno Territory and in certain major European markets. The party exercising an option for these in-licensed or acquired programs is generally required to pay to the other party an upfront payment equal to one half of the costs incurred by other party in connection with the acquisition of rights to such programs.

In addition to an upfront cash payment of approximately $150.2 million under the Collaboration Agreement, Celgene is required to pay to the Company an additional upfront fee if it exercises its option for each of the CD19 Program and the CD22 Program, totaling, if the options are exercised for both programs during the initial opt-in window, $100.0 million. Upon a party’s exercise of the option for any other program (other than certain in-licensed or acquired programs where a party exercises its option at the time such program is acquired), the party exercising the option is required to pay to the other party an upfront payment at the time of exercise of its option, calculated as a multiple of the costs incurred by the other party in relation to the development activities for such program prior to the exercise of the option, with such multiple based on the point in development of such product at which such party exercises such option. For programs for which the parties have entered into a license agreement, the Company will also receive royalties from Celgene, for product candidates arising from the CD19 and CD22 programs, at a percentage in the mid-teens of net sales of such product candidates in the Celgene Territory, and for product candidates arising from other Company programs that are subject to a license agreement, tiered royalties on net sales of such product candidates in the Celgene Territory, at percentages ranging from the high single digits to the mid-teens, calculated based on the stage of development at which Celgene exercises its option for such program.

In June 2015, the Company also entered into a Share Purchase Agreement (the “Purchase Agreement”) with Celgene. Pursuant to the Purchase Agreement, the Company agreed to sell 9,137,672 shares of the Company’s common stock to Celgene at an aggregate cash price of approximately $849.8 million, or $93.00 per share of common stock, at an initial closing (the “Initial Closing”). Beyond the Initial Closing, the Purchase Agreement provides for potential future sales of shares by the Company to Celgene as follows:

•	First Period Top-Up Rights. After the Initial Closing and until June 29, 2020, Celgene has the annual right, following the filing of each Annual Report on Form 10-K filed by the Company, to purchase additional shares from the Company at a market average price, allowing it to “top up” to an ownership interest equal to 10% of the then-outstanding shares (after giving effect to such purchase), subject to adjustment downward in certain circumstances. If Celgene does not exercise its top-up right in full in any given year, then the percentage of ownership targeted for a top-up stock purchase for the next year will be reduced to Celgene’s percentage ownership at the time of such non-exercise or partial exercise (after giving effect to the issuance of shares in any partial exercise).

•	First Acquisition Right. During the period beginning on June 29, 2019 and ending on June 28, 2020, subject to Celgene opting in to a certain number of Company programs under the Collaboration Agreement, Celgene will have the right (the “First Acquisition Right”) to purchase up to such number of shares that will allow Celgene to have ownership of 19.99% of the then-outstanding shares of the Company’s common stock (after giving effect to such purchase) at the closing price of the common stock on the principal trading market (currently The NASDAQ Global Select Market) on the date of exercise (the “FAR Base Price”), plus a premium on all shares in excess of the number of shares for which Celgene would then be able to purchase if it then had a top-up right as described in the preceding paragraph.

•	Second Period Top-Up Rights. After the closing of the purchase of shares upon the exercise of the First Acquisition Right until the SAR Termination Date (as defined below), in the event that Celgene has been diluted after exercising the First Acquisition Right, the Company will, following the filing of each Annual Report on Form 10-K filed by the Company, offer Celgene the right to purchase additional shares from the Company at 105% of market average price, allowing Celgene to “top up” to an ownership interest (after giving effect to such purchase) equal to the percentage ownership of shares that Celgene obtained upon exercise of the First Acquisition Right, subject to adjustment downward in certain circumstances. If Celgene does not exercise its top-up right in full in any year in which it is offered such right by the Company, then the percentage of ownership targeted for a top-up stock purchase for the next year it is offered such top-up right will be reduced to Celgene’s percentage ownership at the time of such non-exercise or partial exercise (after giving effect to the issuance of shares in any partial exercise). The “SAR Termination Date” is the later of (a) June 29, 2025, and (b) the earlier of (x) the date that is 6 months following the date that the conditions to the exercise of the Second Acquisition Right (as defined herein) are satisfied and (y) December 29, 2025.

•	Second Acquisition Right. During the period beginning on June 29, 2024 and ending on the SAR Termination Date, subject to each of Celgene and the Company opting into a certain number of programs under the Collaboration Agreement, and provided that Celgene exercised the First Acquisition Right so as to obtain a percentage ownership of 17% of the Company, Celgene will have the right (the “Second Acquisition Right”) to purchase up to such number of shares that will allow Celgene to have ownership of 30% of the then-outstanding shares of the Company’s common stock (after giving effect to such purchase) at the closing price of the common stock on the principal trading market on the date of exercise (the “SAR Base Price”), plus a premium on all shares in excess of the number of shares for which Celgene would then be able to purchase if it then had a top-up right as described in the preceding paragraph.

•	Final Top-Up Rights. Following the closing of the purchase of shares upon the exercise of the Second Acquisition Right and until the Collaboration Agreement expires or is terminated, Celgene would have the annual right, in the event that Celgene has been diluted after exercising the Second Acquisition Right, following the filing of each Annual Report on Form 10-K filed by the Company, to purchase additional shares from the Company at a price equal to 105% of market average price, allowing it to “top up” to the percentage ownership it had attained upon exercising the Second Acquisition Right, less 250 basis points, subject to adjustment downward in certain circumstances. If Celgene does not exercise its top-up right in full in any given year, then the percentage of ownership targeted for a top-up stock purchase for the next year will be reduced to Celgene’s percentage ownership at the time of such non-exercise or partial exercise (after giving effect to the issuance of shares in any partial exercise). These rights and the other described top-up rights, as well as the First Acquisition Right and Second Acquisition Right, may be limited or eliminated in certain circumstances when and if Celgene disposes of any of its shares.

Each closing of the sale of shares to Celgene is subject to customary closing conditions, including termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Purchase Agreement also limits the aggregate number of shares that may be issued thereunder to 19.99% of the Company’s common stock outstanding immediately prior to the entry into the Purchase Agreement, unless stockholder approval is obtained for additional issuances of Company stock in accordance with NASDAQ rules. The Company has agreed to submit the additional equity issuances for approval by its stockholders at the Company’s 2016 annual meeting of stockholders.

The Collaboration Agreement became effective on July 31, 2015, in connection with which the Company received an upfront cash payment of $150.2 million. On August 4, 2015 the Initial Closing under the Purchase Agreement occurred, and the Company sold 9,137,672 shares of the Company’s common stock to Celgene for an aggregate cash purchase price of approximately $849.8 million.

Fred Hutchinson Cancer Research Center

In October 2013, the Company entered into a collaboration agreement with FHCRC, focused on research and development of cancer immunotherapy products. The agreement has a six year term and can be extended if mutually agreed upon. The research will be conducted in accordance with a research plan and budget approved by the parties. The Company is committed to aggregate research funding of $9.3 million over a period of six years relating to the research and development of cellular immunology products. The Company recognized $2.4 million and $1.7 million of research and development expenses in connection with its collaboration agreement with FHCRC for the three months ended June 30, 2015 and 2014, respectively, and $4.4 million and $2.2 million for the six months ended June 30, 2015 and 2014, respectively.

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

The Company’s liability for share-based success payments under the FHCRC collaboration is carried at fair value and recognized as expense over the term of the six-year collaboration agreement. To determine the estimated fair value of the success payment liability the Company uses a Monte Carlo simulation methodology which models the future movement of stock prices based on several key variables. The following variables were incorporated in the calculation of the estimated fair value of the success payment liability as of June 30, 2015:

Assumptions	June 30, 2015	December 31, 2014
Fair value of common stock	$53.33	$52.22
Risk free interest rate	1.92%-2.28%	1.94%-2.16%
Expected volatility	75%	75%
Expected term (years)	6.30-9.30	6.79-9.79

The computation of expected volatility was estimated using a combination of available information about the historical volatility of stocks of similar publicly-traded companies for a period matching the expected term assumption and our historical volatility. The risk free interest rate and expected term assumptions ranged from 1.92% to 2.28% and 6.30 to 9.30 years, respectively, depending on the estimated timing of FDA approval. In addition, the Company incorporated the estimated number and timing of valuation measurement dates in the calculation of the success payment liability. As of June 30, 2015 and December 31, 2014, the estimated fair value of the total success payment obligation to FHCRC was approximately $149.4 million and $139.1 million, respectively. The Company recognized research and development expense of $2.8 million and $0.2 million in the three months ended June 30, 2015 and 2014, respectively, and $29.9 million and $0.3 million in the six months ended June 30, 2015 and 2014, respectively. The expense associated with the success payment obligation is amortized to research and development expense using the accelerated attribution method over the service period. The success payment liabilities as of June 30, 2015 and December 31, 2014 was $91.2 million and $61.2 million, respectively. If the fair value of the Company’s common stock at the first valuation measurement date in December 2015 remains at its June 30, 2015 value of $53.33, the Company will be required to make a $75 million payment to FHCRC, payable in cash or stock at the Company’s discretion.

In October 2013, the Company entered into a license agreement with FHCRC, pursuant to which the Company acquired an exclusive, worldwide, sublicensable license under certain patent rights, and a non- exclusive, worldwide, sublicensable license under certain technology, to research, develop, manufacture, improve, and commercialize products and processes covered by such patent rights or incorporating such technology for all therapeutic uses for the treatment of human cancer. The patents and patent applications covered by this agreement are directed, in part, to CAR constructs, including target specific constructs and customized spacer regions, TCR constructs, and their use for immunotherapy. The Company classifies on the condensed consolidated statement of operations payments accrued or made under its licensing arrangements based on the underlying nature of the expense. Expenses related to the reimbursement of legal and patent costs are classified as general and administrative because the nature of the expense is not related to the research or development of the technologies the Company is licensing.

The Company also agreed to pay FHCRC annual maintenance fees, milestone payments, and royalties as a percentage of net sales of licensed products. After five years the Company is obligated to pay a $0.1 million minimum annual royalty, with such payments creditable against royalties.

Milestone payments to FHCRC of up to an aggregate of $6.8 million per licensed product, including JCAR014 and JCAR017, are triggered upon the achievement of specified clinical and regulatory milestones and are not creditable against royalties. The Company may terminate the license agreement at any time with advance written notice.

Memorial Sloan Kettering Cancer Center

In November 2013, the Company entered into a sponsored research agreement with MSK, focused on research and development relating to chimeric antigen receptor T cell technology. The research will be conducted in accordance with a research plan and budget approved by the parties. The Company is committed to aggregate research funding of $2.2 million over a period of five years. The Company also entered into a master clinical study agreement, with MSK, pursuant to which the Company committed to provide aggregate funding to MSK of up to $7.2 million for six clinical studies to be conducted at MSK on the Company’s behalf. Each such study will be conducted in accordance with a written plan and budget and protocol approved by the parties. The Company recognized $1.8 million and $0.3 million of research and development expenses in connection with its collaboration agreement with MSK for the three months ended June 30, 2015 and 2014, respectively, and $2.8 million and $0.6 million for the six months ended June 30, 2015 and 2014, respectively.

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

The Company’s liability for share-based success payments under the MSK collaboration is carried at fair value and recognized as expense over the term of the five-year collaboration agreement. To determine the estimated fair value of the success payment liability the Company uses a Monte Carlo simulation methodology which models the future movement of stock prices based on several key variables. The following variables were incorporated in the calculation of the estimated fair value of the success payment liability as of June 30, 2015:

Assumptions	June 30, 2015	December 31, 2014
Fair value of common stock	$53.33	$52.22
Risk free interest rate	1.94%-2.29%	1.95%-2.16%
Expected volatility	75%	75%
Expected term (years)	6.40-9.40	6.89-9.89

The computation of expected volatility was estimated using a combination of available information about the historical volatility of stocks of similar publicly-traded companies for a period matching the expected term assumption and our historical volatility. The risk free interest rate and expected term assumptions ranged from 1.94% to 2.29% and 6.40 to 9.40 years, respectively, depending on the estimated timing of FDA approval. In addition, the Company incorporated the estimated number and timing of valuation measurement dates in the calculation of the success payment liability. As of June 30, 2015 and December 31, 2014, the estimated fair value of the total success payment obligation to MSK was approximately $62.0 million and $56.8 million, respectively. The Company recognized research and development expense of $1.2 million and $0.1 million in the three months ended June 30, 2015 and 2014, respectively, and $12.9 million and $0.1 million in the six months ended June 30, 2015 and 2014, respectively. The expense associated with the success payment obligation is amortized to research and development expense using the accelerated attribution method over the service period. The success payment liabilities as of June 30, 2015 and December 31, 2014 was $36.6 million and $23.7 million, respectively. If the fair value of the Company’s common stock at the first valuation measurement date in December 2015 remains at its June 30, 2015 value of $53.33, the Company will be required to make a $10 million payment to MSK, payable in cash or stock at the Company’s discretion.

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

Milestone payments to MSK of up to an aggregate of $6.8 million per licensed product, including JCAR015, are triggered upon the achievement of specified clinical and regulatory milestones and are not creditable against royalties. The Company may terminate the license agreement at any time with advance written notice, but if the Company has commenced the commercialization of licensed products, the Company can only terminate at will if it ceases all development and commercialization of licensed products.

St. Jude Children’s Research Hospital/Novartis

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

In April 2015, the Company and St. Jude agreed to settle the Penn litigation with Penn and Novartis. In connection with such settlement, in April 2015, the Company entered into a sublicense agreement (the “Penn/Novartis Sublicense Agreement”) with Penn and an affiliate of Novartis pursuant to which the Company granted to Novartis a non-exclusive, royalty-bearing sublicense under certain patent rights, including the ‘645 Patent, to develop, make, and commercialize licensed products and licensed services for all therapeutic, diagnostic, preventative, and palliative uses. This sublicense is not sublicensable without the Company’s prior written consent, although Novartis may authorize third parties to act on its behalf with respect to the manufacture, development, or commercialization of Novartis’ licensed products and licensed services. Under the Penn/Novartis Sublicense Agreement, Novartis paid the Company an initial license fee of $12.3 million, which was recorded as revenue for the three and six months ended June 30, 2015. In addition, Novartis is also required to pay mid-single digit royalties on the U.S. net sales of products and services related to the disputed contract and patent claims (the “Royalty Payments”), a low double digit percentage of the royalties Novartis pays to Penn for global net sales of those products (the “Penn Royalty Payments”), and milestone payments upon the achievement of specified clinical, regulatory, and commercialization milestones for licensed products (the “Milestone Payments”). If the Company achieves any of the milestones with respect to its own products leveraging the same patents, prior to Novartis, the related Milestone Payment will be reduced by 50%. In addition, if the Company achieves any milestone after Novartis, the Company will reimburse Novartis 50% of any Milestone Payment previously paid by Novartis to the Company in respect of such milestone. These milestones largely overlap with the milestones for which the Company may owe a payment to St. Jude under the St. Jude License Agreement and the Milestone Payments would in effect serve to partially offset the Company’s obligations to St. Jude with respect to such milestones.

Novartis may terminate the Penn/Novartis Sublicense Agreement at will upon advance written notice to the Company.

Under a separate agreement with St. Jude, the Company agreed to pay St. Jude $5.3 million as reimbursement of litigation expenses. The Company and St. Jude also amended the St. Jude License Agreement to provide the terms by which the Penn/Novartis Sublicense Agreement would be treated under the St. Jude License Agreement.

Seattle Children’s Research Institute

In February 2014, the Company entered into a sponsored research agreement with Seattle Children’s Research Institute (“SCRI”) pursuant to which the Company committed to provide research funding to SCRI totaling not less than $2.1 million over a period of five years. Effective April 1, 2015, the sponsored research agreement was amended to extend the term of the agreement through April 2020, thereby increasing the minimum funding obligations by an additional $0.3 million. The research will be conducted in accordance with a written plan and budget approved by the parties. In November 2014, the Company entered into a Letter of Intent with SCRI pursuant to which the Company committed to provide clinical trial funding to SCRI totaling not less than $4.1 million over a period of five years. The Company recognized $0.2 million of research and development expenses in connection with its sponsored research agreement with SCRI for the three months ended June 30, 2015 and $0.3 million for the six months ended June 30, 2015. The Company recognized expense of $0.1 million in connection with its sponsored research agreement with SCRI for the six months ended June 30, 2014.

In February 2014, the Company entered into a license agreement with SCRI that grants the Company an exclusive, worldwide, royalty-bearing sublicensable license to certain patent rights to develop, make and commercialize licensed products and to perform licensed services for all therapeutic, prophylactic, and diagnostic uses. Effective June 2015, the license agreement was amended to include additional patent rights. The Company paid $0.2 million in the six months ended June 30, 2014 for the upfront license fee, which was recorded as research and development expense.

The Company is required to pay to SCRI annual license maintenance fees, creditable against royalties and milestone payments due to SCRI, of $50,000 per year for the first five years and $0.2 million per year thereafter.

The Company also agreed to pay SCRI milestone payments and royalties as a percentage of net sales of licensed products and licensed services. Milestone payments to SCRI of up to an aggregate of $16.3 million per licensed product, including JCAR014 and JCAR017, are triggered upon the achievement of specified clinical, regulatory, and commercialization milestones and are not creditable against future royalties. The Company may terminate the license agreement for any reason with advance written notice.

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

The license agreement further provides that the Company is required to pay to Opus Bio tiered royalties based on annual net sales of licensed products by us and by sublicensees. The Company will also be required to make certain pass-through payments owed by Opus Bio to NIH under its NIH license agreements, including certain patent costs, development and commercial milestones of up to $2.8 million in the aggregate, royalties based on annual net sales. The Company may terminate the agreement at will upon advance written notice.

Fate Therapeutics

In May 2015, the Company entered into a collaboration and license agreement with Fate Therapeutics, Inc. (“Fate Therapeutics”), to identify and utilize small molecules to modulate the Company’s genetically-engineered T cell product candidates to improve their therapeutic potential for cancer patients. The Company paid an upfront fee of $5.0 million in cash and purchased 1,000,000 shares in Fate Therapeutics common stock at a purchase price of $8.00 per share, representing an approximately 5% ownership interest in Fate Therapeutics. The $5.0 million upfront fee and the premium paid for the common stock of $0.8 million were recorded as research and development expense in the three and six months ended June 30, 2015. The investment in Fate Therapeutics is classified as available-for-sale, and reported at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss). The Company also agreed to provide Fate Therapeutics with research funding of $2.0 million per year during the initial four year research term. The Company has an option to extend the collaboration for two additional years, subject to payment of an extension fee and additional annual research funding. Under the collaboration and license agreement, for each product developed by the Company that incorporates modulators identified through the collaboration, the Company will also be required to pay Fate Therapeutics target selection fees and milestone payments upon achievement of clinical, regulatory, and commercial milestones, as well as low single-digit royalties on net sales. The Company can terminate the agreement at will upon advance written notice, but such termination may not be effective any earlier than May 2017. In addition to the upfront fee of $5.0 million and the premium paid for the common stock of $0.8 million, the Company recognized $0.3 million of research and development expenses in connection with its collaboration agreement with Fate Therapeutics for the three and six months ended June 30, 2015.

Editas Medicine

In May 2015, the Company entered into a collaboration and license agreement with Editas Medicine, Inc. (“Editas”), to pursue research programs utilizing Editas’ genome editing technologies with Juno’s CAR and TCR technologies. The Company paid an upfront fee of $25.0 million in cash, which was recorded as research and development expense in the three and six months ended June 30, 2015. The Company also agreed to provide Editas with research funding of up to $22.0 million over the initial five year research term. The Company and Editas may mutually agree to extend the collaboration for two additional years, subject to payment of extension fees. Editas is also eligible to receive future research, regulatory, and commercial sales milestones for each program. Following the approval of any products resulting from the alliance, Editas is also eligible to receive tiered royalties. The Company can terminate the agreement at will upon advance written notice. In addition to the upfront fee of $25.0 million, the Company recognized $0.2 million of research and development expenses in connection with its collaboration agreement with Editas for the three and six months ended June 30, 2015.

4. Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	June 30, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$7,651	$—	$—	$7,651
Commercial paper	6,499	—	—	6,499
U.S. government and agency securities	8,039	—	(1)	8,038
Corporate debt securities	3,402	—	(1)	3,401

Total cash equivalents	25,591	—	(2)	25,589

Marketable securities:
U.S. government and agency securities	201,234	39	(9)	201,264
Corporate debt securities	62,821	1	(31)	62,791

Total marketable securities	264,055	40	(40)	264,055

Long-term marketable securities:
U.S. government and agency securities	1,356	—	—	1,356
Corporate debt securities	2,015	—	(2)	2,013
Equity securities	7,190	—	(720)	6,470

Total long-term marketable securities	$10,561	$—	$(722)	$9,839

	December 31, 2014
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$223,745	$—	$—	$223,745
Commercial paper	13,294	—	—	13,294
U.S. government and agency securities	7,582	—	—	7,582
Corporate debt securities	1,702	—	—	1,702

Total cash equivalents	246,323	—	—	246,323

Marketable securities:
Commercial paper	1,999	—	—	1,999
U.S. government and agency securities	47,868	—	(21)	47,847
Corporate debt securities	29,863	—	(37)	29,826

Total marketable securities	79,730	—	(58)	79,672

Long-term marketable securities:
U.S. government and agency securities	34,898	—	(25)	34,873
Corporate debt securities	3,544	1	(7)	3,538

Total long-term marketable securities	$38,442	$1	$(32)	$38,411

The following table summarizes the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	June 30, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. government and agency securities	$78,510	$(9)	$—	$—	$78,510	$(9)
Corporate debt securities	51,252	(31)	—	—	51,252	(31)

Total marketable securities	129,762	(40)	—	—	129,762	(40)

Long-term marketable securities:
Corporate debt securities	2,013	(2)	—	—	2,013	(2)
Equity securities	6,470	(720)	—	—	6,470	(720)

Total long-term marketable securities	$8,483	$(722)	$—	$—	$8,483	$(722)

	December 31, 2014
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. government and agency securities	$43,332	$(21)	$—	$—	$43,332	$(21)
Corporate debt securities	26,611	(37)	—	—	26,611	(37)

Total marketable securities	69,943	(58)	—	—	69,943	(58)

Long-term marketable securities:
U.S. government and agency securities	33,873	(25)	—	—	33,873	(25)
Corporate debt securities	2,003	(7)	—	—	2,003	(7)

Total long-term marketable securities	$35,876	$(32)	$—	$—	$35,876	$(32)

The Company evaluated its securities for other-than-temporary impairment and considers the decline in market value for the securities to be primarily attributable to current economic and market conditions. For the debt securities, it is not more likely than not that the Company will be required to sell the securities, and the Company does not intend to do so prior to the recovery of the amortized cost basis. The unrealized loss for equity securities is related to the Company’s investment in Fate Therapeutics. The Company has evaluated the near-term prospects of the Fate Therapeutics investment in relation to the severity and duration of the impairment and based on that evaluation, the Company has the ability and intent to hold this investment until a recovery of fair value. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of June 30, 2015 and December 31, 2014.

All of our marketable securities have an effective maturity date of two years or less and are available for use and therefore classified as available-for-sale.

5. Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$7,651	$—	$—	$7,651
Commercial paper	—	6,499	—	6,499
U.S. government and agency securities	—	210,658	—	210,658
Corporate debt securities	—	68,205	—	68,205
Equity securities	6,470	—	—	6,470

Total financial assets	$14,121	$285,362	$—	$299,483

Financial Liabilities:
Fair value of success payments liabilities attributable to the elapsed service period	$—	$—	$127,791	$127,791
Contingent consideration	—	—	32,686	32,686

Total financial liabilities	$—	$—	$160,477	$160,477

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$223,745	$—	$—	$223,745
Commercial paper	—	15,293	—	15,293
U.S. government and agency securities	—	90,302	—	90,302
Corporate debt securities	—	35,066	—	35,066

Total financial assets	$223,745	$140,661	$—	$364,406

Financial Liabilities:
Fair value of success payments liabilities attributable to the elapsed service period	$—	$—	$84,920	$84,920

Total financial liabilities	$—	$—	$84,920	$84,920

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

	Success Payments Liabilities	Contingent Consideration	Total
Balance at December 31, 2014	$84,920	$—	$84,920
Additions	—	37,188	37,188
Changes in fair value (1)	42,871	(80)	42,791

Balance at June 30, 2015	$127,791	$37,108	$164,899

(1)	Changes in fair value for success payments liabilities and contingent consideration is recorded in research and development expense in the condensed consolidated statements of operations.

As of June 30, 2015, the estimated fair value of the success payment obligations was approximately $211.4 million, of which $127.8 million represents the portion attributable to the valuation measurement dates and the associated elapsed service period. See Note 3, Collaboration and License Agreements, for additional discussion of estimated fair value of the success payment obligations.

In connection with the acquisitions of Stage and X-Body, the Company also agreed to pay additional amounts based on the achievement of certain milestones. This contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant. The Company assesses these estimates on an on-going basis as additional data impacting the assumptions is obtained.

Contingent consideration may change significantly as development progresses and additional data are obtained, impacting the Company’s assumptions regarding probabilities of successful achievement of related milestones used to estimate the fair value of the liability and the timing in which they are expected to be achieved. In evaluating the fair value information, judgment is required to interpret the market data used to develop the estimates. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions and/or different valuation techniques could result in materially different fair value estimates.

The significant unobservable inputs used in the measurement of fair value of the Company’s contingent consideration are probabilities of successful achievement of the milestones, the period in which these milestones are expected to be achieved ranging from 2015 to 2035, and a discount rate of 15.4%. Significant increases or decreases in any of the probabilities of success would result in a significantly higher or lower fair value measurement, respectively. Significant increases or decreases in these other inputs would result in a significantly lower or higher fair value measurement, respectively.

As of June 30, 2015, the estimated fair value of the contingent consideration associated with the Stage acquisition was $28.1 million. The Company recognized a gain of $0.1 million in research and development expense in the six months ended June 30, 2015 related to the change in fair value of the contingent consideration. As of June 30, 2015, the estimated fair value of the contingent consideration associated with the X-Body acquisition was $8.9 million. As the value was unchanged from the acquisition date, the Company did not recognize an expense in the six months ended June 30, 2015 related to the change in fair value of the contingent consideration.

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Accrued construction in progress	$6,031	$—
Accrued legal expenses	5,562	4,309
Accrued research and development expenses	3,895	2,724
Accrued clinical expenses	3,301	564
Accrued bonus expense	1,982	3,106
Accrued employee expenses	1,227	531
Accrued offering costs	—	1,456
Other	4,343	1,887

Total accrued liabilities	$26,341	$14,577

7. Build-to-Suit Lease Obligation

In February 2015, the Company entered into a lease for an approximately 68,000 square foot manufacturing facility in Bothell, Washington, which lease commenced in March 2015. The Company is responsible for the leasehold improvements required to remodel the facility and bears the majority of the construction risk. ASC 840-40, Leases – Sale-Leaseback Transactions, requires the Company to be considered the owner of the building solely for accounting purposes during the construction period, even though it is not the legal owner. In connection with the accounting for this transaction, the Company capitalized $9.9 million as a build-to-suit property within property and equipment, net and recognized a corresponding build-to-suit lease obligation for the same amount.

The Company bifurcates its lease payments into a portion allocated to the building and a portion allocated to the parcel of land on which the building has been built. The portion of the lease payments allocated to the land is treated for accounting purposes as operating lease payments, and therefore is recorded as rent expense in the condensed consolidated statement of operations. The portion of the lease payments allocated to the building is further bifurcated into a portion allocated to interest expense and a portion allocated to reduce the build-to-suit lease obligation.

At June 30, 2015, $0.3 million of the build-to-suit lease obligation, representing the expected reduction in the liability over the next twelve months, is classified as a current liability and the remaining $9.5 million is classified as a non-current liability on the balance sheet.

8. Stock-Based Compensation

Restricted Stock and RSUs

A summary of the Company’s restricted stock and RSU activity for the six months ended June 30, 2015 is as follows:

	Shares	Weighted Average Fair Value at Date of Grant per Share
Unvested shares as of December 31, 2014	8,352,714	$1.46
Granted	158,516	50.98
Vested	(1,647,445)	0.33
Forfeited	(26,250)	0.60

Unvested shares as of June 30, 2015	6,837,535	$1.45

Management estimates expected forfeitures and recognizes compensation costs only for those equity awards expected to vest.

For the three months ended June 30, 2015 and 2014, the Company recognized $2.9 million and $1.2 million, respectively, in compensation cost related to vested restricted stock, of which $1.9 million and $0.5 million, respectively, was related to service providers other than our employees, scientific founders, and directors, including $1.7 million and $0.4 million, respectively, for a former co-founding director who became a consultant upon his departure from the board of directors. Of the compensation cost for the three months ended June 30, 2015 and 2014 related to vested restricted stock, $2.1 million and $0.2 million, respectively, was classified as research and development expense and $0.8 million and $1.0 million, respectively, was classified as general and administrative expense.

For the six months ended June 30, 2015 and 2014, the Company recognized $6.2 million and $1.6 million, respectively, in compensation cost related to vested restricted stock, of which $3.9 million and $0.5 million, respectively, was related to service providers other than our employees, scientific founders, and directors, including $3.6 million and $0.5 million, respectively, for a former co-founding director who became a consultant upon his departure from the board of directors. Of the compensation cost for the six months ended June 30, 2015 and 2014 related to vested restricted stock, $4.8 million and $0.3 million, respectively, was classified as research and development expense and $1.4 million and $1.3 million, respectively, was classified as general and administrative expense.

As of June 30, 2015, there was $16.0 million of total unrecognized compensation cost related to non-vested restricted stock and RSUs held by employees, scientific founders, and directors. As of June 30, 2015, the Company expects to recognize these costs over a remaining weighted average period of 2.77 years.

Stock Options

A summary of the Company’s stock option activity for the six months ended June 30, 2015 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Oustanding as of December 31, 2014	2,720,351	$7.23	9.75	122,390
Granted	1,788,303	49.92
Exercised	(52,053)	7.07
Cancelled	(3,500)	59.50

Oustanding as of June 30, 2015	4,453,101	$24.34	9.46	$130,398

Exercisable as of June 30, 2015	407,581	$12.92	9.31	$16,471

The fair value of each stock option granted has been determined using the Black-Scholes option pricing model. The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted to employees and consultants during the six months ended June 30, 2015 included the following:

Assumptions	Six Months Ended June 30, 2015
Risk free interest rate	1.53%-2.35%
Expected volatility	75%-80%
Expected life	6.02-10 years
Expected dividend yield	0%

For employees, scientific founders, and directors, the expected life was calculated based on the simplified method as permitted by the SEC Staff Accounting Bulletin No. 110, Share-Based Payment. For other service providers, the expected life was calculated using the contractual term of the award. Management’s estimate of expected volatility was based on available information about the historical volatility of stocks of similar publicly-traded companies for a period matching the expected term assumption. The risk-free interest rate is based on a U.S. Treasury instrument whose term is consistent with the expected life of the stock options. In addition to the assumptions above, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The weighted average grant date fair value of options granted for the six months ended June 30, 2015 was $49.93 per share.

For the three months ended June 30, 2015, the Company recognized $4.2 million in compensation expense related to stock options, of which $0.3 million was related to service providers other than our employees, scientific founders, and directors. Of the compensation costs related to stock options, for the three months ended June 30, 2015, $2.0 million was classified as research and development expense and $2.2 million was classified as general and administrative expense.

For the six months ended June 30, 2015, the Company recognized $6.4 million in compensation expense related to stock options, of which $0.5 million was related to service providers other than our employees, scientific founders, and directors. Of the compensation costs related to stock options, for the six months ended June 30, 2015, $2.9 million was classified as research and development expense and $3.5 million was classified as general and administrative expense.

As of June 30, 2015, there was $66.1 million of total unrecognized compensation costs related to employees’ and directors’ stock options, which costs the Company expects to recognize over a remaining weighted average period of 3.29 years.

9. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) and the adjustments to other comprehensive income (loss) are as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized gains (losses) on available-for-sale investments	Accumulated other comprehensive income (loss)
Balance at December 31, 2014	$—	$(90)	$(90)
Other comprehensive income (loss)	(125)	(634)	(759)

Balance at June 30, 2015	$(125)	$(724)	$(849)

10. Income Taxes

The Company recorded an income tax benefit of $1.6 million on a pre-tax loss of $132.5 million for the six months ended June 30, 2015. Of the $1.6 million total tax benefit, $0.5 million relates to the Juno GmbH net loss incurred in the period from May 11, 2015 to June 30, 2015, as the Company has determined that it is more-likely-than-not that it will realize the benefit of these losses. The remaining $1.1 million of income tax benefit relates to the release of valuation allowance on the U.S. deferred tax assets as a result of the deferred tax liabilities established for definite lived intangible assets from the acquisition of X-Body.

After consideration of the X-Body acquisition impact, the Company will continue to maintain a full valuation allowance on its net U.S. deferred tax assets. The assessment regarding whether a valuation allowance is required considers both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets are recoverable. In making this assessment, significant weight is given to evidence that can be objectively verified. In its evaluation, the Company considered its cumulative loss in recent years and its forecasted losses in the near-term as significant negative evidence. The Company determined that the negative evidence outweighed the positive evidence and a full valuation allowance on its net deferred tax assets will be maintained. The Company will continue to assess the realizability of its deferred tax assets going forward and will adjust the valuation allowance as needed.

The Company applies judgment in the determination of the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. As of June 30, 2015 and December 31, 2014, the Company had no material unrecognized tax benefits.

The Collaboration Agreement with Celgene became effective on July 31, 2015. The Company is currently in the process of evaluating the impact on its income tax accounts (including the valuation allowance) of the cash consideration received from Celgene.

11. Commitments and Contingencies

Leases

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

In February 2015, the Company entered into a lease for an approximately 68,000 square foot manufacturing facility located in Bothell, Washington. The lease commenced in March 2015 and has an initial term of ten years. The Company has the right to terminate the lease effective as of any date after the second and on or before the seventh anniversary of the commencement of the lease term, with 12-months’ advance written notice and payment of an early termination fee equal to two years of rent and any unamortized leasing commissions paid by the landlord to any broker with respect to the initial term of the lease. The Company will also have two options to extend the term of the lease by five years each option, subject to a market-based rent escalation provision.

In April 2015, the Company entered into a lease agreement for approximately 90,000 square feet of office and laboratory space in a to-be-constructed building to be located in Seattle, Washington. The Company will also have three opportunities at certain points during the initial term to elect to expand the new premises to include additional space in the new building, subject to certain limitations. The anticipated commencement date of the lease is on or about February 1, 2017. The initial term of the lease continues for 84 months from the first day of the first full month following the commencement date.

The Company has an operating lease for 11,560 square feet of office and laboratory space located in Munich, Germany. The lease expires on December 31, 2016, with an option to extend the term for one approximately three-year period. The Company has an operating lease for 1,857 square feet of office and laboratory space located in Göttingen, Germany. The lease is cancellable by either party upon six weeks written notice.

The Company has an operating lease for 3,529 square feet of office and laboratory space located in Waltham, Massachusetts. The lease is cancellable by either party upon four months written notice.

The Company records rent expense on a straight-line basis over the effective term of the lease, including any free rent periods. Rent expense for the three months ended June 30, 2015 and 2014 was $0.5 million and $0.2 million, respectively. Rent expense for the six months ended June 30, 2015 and 2014 was $0.9 million and $0.4 million, respectively. The Company’s lease agreements also require payment of common area maintenance charges and other executory costs.

The following table summarizes the Company’s future minimum lease commitments as of June 30, 2015 (in thousands):

Year ending December 31:
2015	$1,465
2016	2,992
2017	4,096
2018	5,964
2019	6,113
Thereafter	28,650

Total minimum lease payments	$49,280

12. Related-Party Transactions

The Company has collaboration and license agreements with FHCRC and MSK, who are also common stockholders. See Note 3, Collaboration and License Agreements.

13. Subsequent Events

The Collaboration Agreement with Celgene became effective on July 31, 2015, in connection with which the Company received an upfront cash payment of $150.2 million. On August 4, 2015, the Initial Closing under the Purchase Agreement with Celgene occurred, and the Company sold 9,137,672 shares of the Company’s common stock to Celgene for an aggregate cash purchase price of approximately $849.8 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our condensed consolidated financial statements (unaudited) and related notes included elsewhere in this report. This Quarterly Report on Form 10-Q contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “aim,” “potential,” “continue,” “ongoing,” “goal,” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. These forward-looking statements, include, but are not limited to, statements regarding: the success, cost and timing of our product development activities and clinical trials; our ability and the potential to successfully advance our technology platform to improve the safety and effectiveness of our existing product candidates; the potential for our identified research priorities to advance our CAR and TCR technologies; the potential of our collaboration with Celgene and the ability and willingness of Celgene to be our commercialization partner outside of North America; the ability and willingness of our third-party research institution collaborators to continue research and development activities relating to our product candidates; our ability to obtain orphan drug designation or breakthrough status for our CD19 product candidates and any other product candidates, or to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate; our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates; our ability to commercialize our products in light of the intellectual property rights of others; our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates; our plans to research, develop, and commercialize our product candidates; the size and growth potential of the markets for our product candidates, and our ability to serve those markets; regulatory developments in the United States and foreign countries; our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately; our plans to develop our own manufacturing facilities; the success of competing therapies that are or may become available; our ability to attract and retain key scientific or management personnel; the accuracy of our estimates regarding expenses, success payments, future revenue, capital requirements, profitability, and needs for additional financing; fluctuations in the trading price of our common stock; the anticipated benefits of our recent litigation settlement; our plans regarding our corporate headquarters; and our use of the proceeds from our IPO. These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” in this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. Unless the context requires otherwise, in this Quarterly Report on Form 10-Q, the terms “Juno,” “Company,” “we,” “us” and “our” refer to Juno Therapeutics, Inc., a Delaware corporation, unless otherwise noted.

Overview

We are building a fully-integrated biopharmaceutical company focused on developing cell-based cancer immunotherapies based on our CAR and high-affinity TCR technologies to genetically engineer T cells to recognize and kill cancer cells.

We have shown compelling evidence of tumor shrinkage in clinical trials with multiple cell-based product candidates to address refractory B cell lymphomas and leukemias. Before the end of 2015, we plan to have begun a Phase II trial that could support accelerated U.S. regulatory approval in relapsed/refractory B cell acute lymphoblastic leukemia (“ALL”), a Phase I trial in relapsed/refractory B cell non-Hodgkin lymphoma (“NHL”), and Phase I trials for at least five additional product candidates that target different cancer-associated proteins in hematological and solid organ cancers. Patient enrollment has begun in three of these Phase I trials as of the date of this report.

We have assembled a talented group of scientists, engineers, clinicians, directors, and other advisers who consolidate and develop technologies and intellectual property from some of the world’s leading research institutions, including FHCRC, MSK, SCRI, and the National Cancer Institute.

We have agreed to make success payments to each of FHCRC and MSK pursuant to the terms of our collaboration agreements with each of those entities. For additional information regarding these success payments, see the section captioned “Critical Accounting Polices and Significant Judgments and Estimates— Success Payments” in Part II—Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report.

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

As of June 30, 2015, the only revenue we had generated is from an upfront license payment in connection with the Penn/Novartis Sublicense Agreement entered into in April 2015 and limited grant and product revenue from our newly acquired subsidiary in Germany. We will also recognize revenue in the third quarter of 2015 related to our entry into the Collaboration Agreement with Celgene. In the future, we may generate revenue from product sales, collaboration agreements, strategic alliances and licensing arrangements, or a combination of these. We expect that any revenue we generate will fluctuate from quarter to quarter and year to year as a result of the timing and amount of license fees, milestones, reimbursement of costs incurred and other payments and product sales, to the extent any are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval of them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

As of June 30, 2015, we had cash, cash equivalents, and marketable securities of $313.4 million compared with $474.1 million as of December 31, 2014. Cash used in operations for the six months ended June 30, 2015 was $70.2 million compared with cash used in operations of $23.4 million for the six months ended June 30, 2014. Included in cash used in operations in the six months ended June 30, 2015 is $30.8 million in costs to acquire technology in the Editas and Fate Therapeutics collaborations. Included in net cash used in investing activities is $77.7 million of net cash used to acquire Stage and X-Body, offset by cash acquired, and $7.2 million used to acquire the investment in Fate Therapeutics.

Recent Developments

During the second quarter of 2015, we had a number of corporate developments:

•	In April 2015, we entered into a lease agreement for approximately 90,000 square feet of office and laboratory space in a to-be-constructed building to be located in Seattle, Washington, with an estimated commencement date of February 1, 2017. We will also have opportunities to expand the new premises to include additional space in the new building. See Note 11, Commitments and Contingencies, in the notes to the condensed consolidated financial statements included elsewhere in this report for additional information.

•	In April 2015, we and St. Jude agreed to settle the Penn litigation with Penn and Novartis. In connection with such settlement, we entered into the Penn/Novartis Sublicense Agreement with Penn and an affiliate of Novartis. As described in more detail in Note 3, Collaboration and License Agreements, in the notes to the condensed consolidated financial statements included elsewhere in this report, Novartis paid us an initial license fee of $12.3 million, and will be required to pay us royalties on the U.S. net sales of products and services related to the disputed contract and patent claims, a percentage of the royalties Novartis pays to Penn for global net sales of those products, and milestone payments.

•	In April 2015, we entered into a clinical study collaboration agreement with MedImmune, Inc. (“MedImmune”) to conduct combination clinical trials in immuno-oncology with one of our investigational CD19-directed CAR product candidates and MedImmune’s investigational programmed cell death ligand 1 (“PD-L1”) immune checkpoint inhibitor, MEDI4736. Under the initial development plan, both companies will explore the safety, tolerability and preliminary efficacy of the combination therapy as a potential treatment for patients with NHL. MedImmune and Juno will jointly co-fund the initial Phase Ib trial, which is expected to begin later in 2015. The companies will also explore the combination of MEDI4736 with a next-generation, Juno-developed fully human CD19-directed CAR product candidate.

•	In May 2015, we entered into a collaboration and license agreement with Fate Therapeutics to identify and utilize small molecules to modulate our genetically-engineered T cell product candidates to improve their therapeutic potential for cancer patients. As described in Note 3, Collaboration and License Agreements, in the notes to the condensed consolidated financial statements included elsewhere in this report, we made an upfront payment, including the purchase of common stock of Fate Therapeutics, we will be required to provide research funding to Fate Therapeutics, and we may be obligated to make milestone and royalty payments on Juno products that result from such collaboration.

•	In May 2015, we entered into a collaboration and license agreement with Editas, to pursue research programs utilizing Editas’ genome editing technologies with our CAR and TCR technologies. As described in Note 3, Collaboration and License Agreements, in the notes to the condensed consolidated financial statements included elsewhere in this report, we made an upfront payment to Editas, will be required to provide research funding to Editas, and may be obligated to make milestone and royalty payments on Juno products that result from such collaboration.

•	In May 2015, we acquired all the remaining ownership interests in Stage not already held by us. See Note 2, Acquisitions, in the notes to the condensed consolidated financial statements included elsewhere in this report for additional information. The acquisition furthers our strategy of being a world leader in process development and the manufacturing of cellular therapies. The acquisition provides Juno access to transformative cell selection and activation capabilities, next generation manufacturing automation technologies, enhanced control of its supply chain, and lower expected long-term cost of goods. We are operating the acquired company as a wholly-owned German subsidiary under the name Juno Therapeutics GmbH and the results of Juno GmbH have been consolidated with our results since the date of the acquisition.

•	In June 2015, we acquired X-Body. See Note 2, Acquisitions, in the notes to the condensed consolidated financial statements included elsewhere in this report for additional information. The acquisition furthers our strategy of investing in technologies that augment our capabilities to create best-in-class engineered T cells against a broad array of cancer targets. The acquisition brings in-house an innovative discovery platform that interrogates the human antibody repertoire, rapidly selecting fully human antibodies with desired characteristics, even against difficult targets. As a result of the acquisition, X-Body has become a wholly owned subsidiary and the results of X-Body have been consolidated with our results since the date of the acquisition.

•	In June 2015, we entered into the Collaboration Agreement with Celgene pursuant to which we and Celgene agreed to collaborate on researching, developing, and commercializing novel cellular therapy product candidates and other immuno-oncology and immunology therapeutics, including, in particular, CAR and TCR product candidates. We also entered into the Purchase Agreement with Celgene for the sale of shares of our common stock to Celgene at an initial closing and multiple potential future closings. See Note 3, Collaboration and License Agreements, for additional information about this broad-reaching collaboration. On July 31, 2015, the Collaboration Agreement became effective, in connection with which we received an upfront cash payment of $150.2 million from Celgene. On August 4, 2015, we sold 9,137,672 shares of Juno’s common stock to Celgene for an aggregate cash purchase price of approximately $849.8 million.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. We evaluate goodwill for impairment annually during the fourth quarter and upon the occurrence of triggering events or substantive changes in circumstances that could indicate a potential impairment by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that the fair value of net asset are below their carrying amounts.

Intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date (which is regarded as their cost). Intangible assets related to in-process research and development (“IPR&D”) are treated as indefinite-lived intangible assets and not amortized until certain regulatory approval in specified markets is obtained in the case of X-Body, and in the case of Stage, when the acquired reagents or automation technology is accepted by the FDA as part of an IND, subject to management judgment. At that time, we will determine the useful life of the asset, reclassify the asset out of IPR&D and begin amortization. Intangible assets are reviewed for impairment at least annually or if indicators of potential impairment exist. There were no impairments as of June 30, 2015.

Contingent Consideration from Business Combinations

At and subsequent to the acquisition date of a business combination, contingent consideration obligations are remeasured to fair value at each balance sheet date with changes in fair value recognized in research and development expense in the condensed consolidated statements of operations. Changes in fair values reflect changes to our assumptions regarding probabilities of successful achievement of related milestones, the timing in which the milestones are expected to be achieved, and the discount rate used to estimate the fair value of the obligation, as well as the foreign currency impact of the contingent consideration for the Stage acquisition as it is denominated in Euro.

Build-to-Suit Lease Accounting

In February 2015, we entered into the Bothell Lease for a manufacturing facility, which lease commenced in March 2015. We are responsible for the leasehold improvements required to remodel the facility and we bear the majority of the construction risk. ASC 840-40, Leases – Sale-Leaseback Transactions (Subsection 05-5), requires us to be considered the owner of the building solely for accounting purposes, even though we are not the legal owner. As a result, we recorded an asset and build-to-suit lease obligation on our balance sheet as of June 30, 2015 equal to the fair value of the building.

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

Components of Operating Results

Research and Development

Research and development expenses represent costs incurred by us for the discovery, development, and manufacture of our product candidates and include: costs to acquire technology complimentary to our own, license fees to acquire technology, external research and development expenses incurred under arrangements with third parties, such as contract research organizations, CMOs, academic and non- profit institutions and consultants, salaries and personnel-related costs, including non-cash stock-based compensation, the estimated fair value of the liability attributable to the elapsed service period as of the balance sheet date associated with our success payments to FHCRC and MSK, changes in the estimated fair value of our contingent consideration liabilities, and other expenses, which include direct and allocated expenses for laboratory, facilities, and other costs.

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

Litigation

Litigation expense includes legal expense we have directly incurred with respect to the Penn litigation, as well as expenses we are required to reimburse to St. Jude with respect to such litigation. In April 2015 the Penn litigation was settled, in connection with which Novartis paid us an initial license fee of $12.3 million. In connection with the settlement, we incurred litigation expense of $5.3 million associated with the reimbursement of litigation expenses to St. Jude. See Note 3, Collaboration and License Agreements, in the notes to the condensed consolidated financial statements included elsewhere in this report.

Results of Operations

Comparison of the three and six months ended June 30, 2015 and June 30, 2014

The following table summarizes our results of operations for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$12,461	$—	$12,461	$—
Operating expenses:
Research and development	60,235	6,479	118,034	9,418
General and administrative	14,857	4,568	21,527	7,959
Litigation	5,334	1,633	6,025	3,623

Total operating expenses	80,426	12,680	145,586	21,000

Loss from operations	(67,965)	(12,680)	(133,125)	(21,000)
Interest income, net	158	—	353
Other income (expenses)	233	(10,089)	233	(10,718)

Loss before income taxes	(67,574)	(22,769)	(132,539)	(31,718)
Benefit from income taxes	1,616	—	1,616	—

Net loss	$(65,958)	$(22,769)	$(130,923)	$(31,718)

Revenue

Revenue was $12.5 million in the three and six months ended June 30, 2015 which consisted of $12.3 million received in connection to the Novartis sublicense agreement and $0.2 million related to grant and product revenue earned by Juno GmbH, our German subsidiary.

Operating Expenses

Research and Development Expenses. Research and development expenses were $60.2 million for the three months ended June 30, 2015, compared to $6.5 million for the three months ended June 30, 2014, and $118.0 million for the six months ended June 30, 2015, compared to $9.4 million for the six months ended June 30, 2014. The increase of $53.7 million in the three months ended June 30, 2015 was primarily due to increased expenses of:

•	$30.8 million in costs to acquire technology;

•	$12.9 million of costs to expand the company’s overall research and development capabilities and advance programs at our founding institutions including personnel costs, manufacturing costs in support of our clinical trials, clinical and research costs under our collaboration agreements and in support of our company-sponsored clinical trials, lab supplies, consulting, and facilities and allocated overhead costs;

•	$3.8 million of non-cash stock-based compensation, of which $1.7 million is related to a former co-founding director who became a consultant upon his departure from the board of directors; and

•	$3.8 million associated with the portion of the estimated success payment liability to FHCRC and MSK attributable to the elapsed service period and driven by the increase in our stock price compared to the prior year.

The increase of $108.6 million in the six months ended June 30, 2015 was primarily due to increased expenses of:

•	$42.5 million associated with the portion of the estimated success payment liability to FHCRC and MSK attributable to the elapsed service period and driven by the increase in our stock price compared to the prior year;

•	$30.8 million in costs to acquire technology;

•	$24.6 million of costs to expand the company’s overall research and development capabilities and advance programs at our founding institutions including personnel costs, manufacturing costs in support of our clinical trials, clinical and research costs under our collaboration agreements and in support of our company-sponsored clinical trials, lab supplies, consulting, and facilities and allocated overhead costs; and

•	$7.3 million of non-cash stock-based compensation, of which $3.6 million is related to a former co-founding director who became a consultant upon his departure from the board of directors.

Our research and development expenses by project were as follows for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Project-specific external costs:
JCAR015	$2,667	$644	$4,833	$929
JCAR014	1,283	881	2,021	1,275
JCAR017	847	—	1,605	—
Platform development	5	130	741	255
CD19 general	315	286	1,301	517
Early development	2,706	1,705	4,582	1,931
Success payment expense related to FHCRC collaboration agreement	2,764	143	29,935	265
Success payment expense related to MSK collaboration agreement	1,198	66	12,937	121
Upfront costs to acquire technology	30,800	—	30,800	—
Unallocated internal and external research and development costs	17,650	2,624	29,279	4,125

Total research and development expenses	$60,235	$6,479	$118,034	$9,418

General and Administrative Expenses. General and administrative expenses were $14.9 million for the three months ended June 30, 2015 compared to $4.6 million for the three months ended June 30, 2014, and $21.5 million for the six months ended June 30, 2015, compared to $8.0 million for the six months ended June 30, 2014. The increase of $10.3 million in the three months ended June 30, 2015 was primarily due to transaction costs associated with the Stage and X-Body acquisitions of $4.2 million, higher personnel expenses of $2.7 million largely related to increased headcount, $1.7 million of which was non-cash stock-based compensation, and an increase in patent and corporate legal fees of $2.5 million primarily due to business development activities. The increase of $13.5 million in the six months ended June 30, 2015 was primarily due to higher personnel expenses of $4.6 million largely related to increased headcount, $3.0 million of which was non-cash stock-based compensation, costs associated with the Stage and X-Body acquisitions of $4.3 million, and an increase in patent and corporate legal fees of $3.0 million primarily due to business development activities.

Litigation Expense. Litigation expense was $5.3 million for the three months ended June 30, 2015 compared to $1.6 million for the three months ended June 30, 2014, and $6.0 million for the six months ended June 30, 2015 compared to $3.6 million for the six months ended June 30, 2014. Litigation costs in both periods consisted of costs we incurred directly in connection with the Penn litigation and costs we were required to reimburse to St. Jude in connection with such litigation. In April 2015 the Penn litigation was settled. See Note 3, Collaboration and License Agreements, to the condensed consolidated financial statements included elsewhere in this report.

Interest Income, Net. Interest income, net for the three and six months ended June 30, 2015 of $0.2 million and $0.4 million, respectively, consisted of interest income earned on our marketable securities offset by interest expense associated with the accounting for the build-to-suit lease of our manufacturing facility.

Other Income (Expense). Other income was $0.2 million for both the three and six months ended June 30, 2015 which consisted of the gain on our original investment in Stage recorded in connection with the acquisition of Stage in May 2015. Other expense was $10.1 million and $10.7 million for the three and six months ended June 30, 2014, respectively, which consisted of changes in the fair value of our Series A convertible preferred stock option, which was exercised during 2014.

Benefit from Income Taxes. Benefit from income taxes was $1.6 million for both the three and six months ended June 30, 2015. The Company recorded an income tax benefit of $1.6 million on a pre-tax loss of $132.5 million for 2015. No income tax benefit is recognized for the U.S. pre-tax loss generated during the quarter as it was subject to a full valuation allowance. Of the $1.6 million income tax benefit, $0.5 million of the income tax benefit relates to Juno GmbH net loss incurred in the period from May 11, 2015 to June 30, 2015, and the Company has determined that it is more-likely-than-not that it will realize the benefit of these losses. The remaining $1.1 million of income tax benefit relates to the release of valuation allowance on the U.S. deferred tax assets as a result of the acquisition of X-Body. In the future we may be required to pay tax on revenue generated from the Celgene collaboration.

Liquidity and Capital Resources

Sources of Liquidity

To date we have raised an aggregate of approximately $618 million in gross proceeds, through our IPO and private placements of our convertible preferred stock which we have used to fund our operations. As of June 30, 2015, we had $313.4 million in cash, cash equivalents and marketable securities.

See “Liquidity and Capital Resources—Plan of Operation and Future Funding Requirements” in Part II—Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2014 Annual Report for a description of potential future funding requirements. As a result of our entry into the collaboration with Celgene and our initial sale of stock to Celgene, we received $1.0 billion in cash from Celgene in August 2015. This funding decreases our need for additional near term funding, although we may still need to raise additional capital in the future.

We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash (used in) provided by:
Operating activities	$(70,158)	$(23,365)
Investing activities	(244,883)	(4,170)
Financing activities	(1,397)	62,614
Effect of exchange rate changes on cash and cash equivalents	(12)	—

Net (decrease) increase in cash and cash equivalents	$(316,450)	$35,079

Operating Activities

The increase in cash used in operating activities for the six months ended June 30, 2015 of $46.8 million compared to the six months ended June 30, 2014 was primarily due to the $30.8 million in upfront cash payments made in connection with the Editas and Fate collaborations as well as the overall growth of the business which included expanding the workforce, manufacturing in support of our clinical trials, and clinical and research costs. This was offset by the cash received in connection with the Penn/Novartis Sublicense Agreement of $12.3 million.

Investing Activities

The increase in cash used in investing activities for the six months ended June 30, 2015 of $240.7 million compared to the six months ended June 30, 2014 was primarily due to net purchases of marketable securities of $150.9 million in 2015, cash paid, net of cash acquired, to acquire Stage and X-Body of $77.7 million, an investment in Fate of $7.2 million, and an increase in property and equipment purchases of $8.4 million, offset by the investment in Stage of $3.5 million in 2014.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2015 consisted primarily of cash payments for costs associated with our IPO and proceeds from the exercise of stock options. Net cash provided by financing activities for the six months ended June 30, 2014 consisted of cash proceed from the issuance of our convertible preferred stock.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements or any holdings in variable interest entities.

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

Interest Rate Sensitivity

As of June 30, 2015, we had $273.9 million in marketable securities, largely composed of investment grade short- to intermediate-term fixed income securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality.

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

As of June 30, 2015, the estimated fair value of the success payment obligations was approximately $211.4 million. We recognized research and development expense of $4.0 million and $42.9 million in the three and six months ended June 30, 2015, respectively, related to the success payment obligations. The expense recorded for the three and six months ended June 30, 2015 represents the change in the success payment liability during such period and reflects an additional three months of accrued expense. The success payment liabilities on the balance sheet as of June 30, 2015 were $127.8 million.

The assumptions used to calculate the fair value of the success payments are subject to a significant amount of judgment including the expected volatility, estimated term, and estimated number and timing of valuation measurement dates. A small change in the assumptions may have a relatively large change in the estimated valuation and associated liability and expense. For example, keeping all other variables constant, a hypothetical 10% increase in the stock price at June 30, 2015 from $53.33 per share to $58.66 per share would have increased the expense recorded in the three months ended June 30, 2015 associated with the success payment liability by $15.5 million. A hypothetical 10% decrease in the stock price from $53.33 per share to $48.00 per share would have decreased the expense recorded in the three months ended June 30, 2015 associated with the success payment liability by $15.7 million, resulting in a gain of $11.7 million. Further, keeping all other variables constant, a hypothetical 35% increase in the stock price at June 30, 2015 from $53.33 per share to $72.00 per share would have increased the expense recorded in the three months ended June 30, 2015 associated with the success payment liability by $147.2 million. A hypothetical 35% decrease in the stock price from $53.33 per share to $34.66 per share would have decreased the expense recorded in the three months ended June 30, 2015 associated with the success payment liability by $56.3 million, resulting in a gain of $52.3 million.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 4, 2015, Juno and St. Jude agreed to settle the Penn litigation with Penn and Novartis, and the case was dismissed on April 7, 2015. In connection with such settlement, we entered into the Penn/Novartis Sublicense Agreement and an amendment to the St. Jude License Agreement. See Note 3, Collaboration and License Agreements, in the notes to the condensed consolidated financial statements included elsewhere in this report for more information about the settlement and these agreements.

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

We are a clinical-stage biopharmaceutical company that was recently formed in August 2013. We have no cell-therapy products approved for commercial sale and as of June 30, 2015 had not generated any revenue from such products. We are focused on developing products that use human cells as therapeutic entities and, although there have been significant advances in cell- based immunotherapy, our T cell technologies are new and largely unproven. Our limited operating history, particularly in light of the rapidly evolving cancer immunotherapy field, may make it difficult to evaluate our current business and predict our future performance. Our very short history as an operating company makes any assessment of our future success or viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage companies in rapidly evolving fields. If we do not address these risks successfully, our business will suffer.

We have incurred net losses in each period since our inception and anticipate that we will continue to incur net losses in the future.

We are not profitable and have incurred losses in each period since our inception. For the three and six months ended June 30, 2015, we reported a net loss of $66.0 million and $130.9 million, respectively. For the year ended December 31, 2014, we reported a net loss of $243.4 million. As of June 30, 2015, we had an accumulated deficit of $477.2 million, of which $127.8 million represents the portion of the estimated success payment liability attributable to the elapsed service period; $51.1 million of deemed dividends on our convertible preferred stock; and $10.7 million of expense associated with our convertible preferred stock options. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our product candidates, scale-up manufacturing capabilities and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems.

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

We expect to continue to incur significant losses for the foreseeable future. We expect these losses and our cash utilization to increase in the near term as we continue to conduct clinical trials, file additional Investigational New Drug (“IND”) filings for additional product candidates, and conduct research and development of our other product candidates.

We are collaborating with Celgene pursuant to a collaboration agreement, under which we and Celgene will research, develop and commercialize novel cellular therapy product candidates and other immuno-oncology and immunology therapeutics, including, in particular, CAR and TCR product candidates. Contingent upon the payment of certain upfront payments, Celgene may exercise options to acquire exclusive licenses to certain therapeutics we develop and each party may exercise certain options to co-develop and co-commercialize product candidates developed, or acquired or in-licensed, by the other party. If Celgene does not exercise its options, or if our collaboration with Celgene terminates, we will be responsible for funding further development of the relevant product candidates, which would cause our expenses to increase, unless we enter into another collaboration for such product candidates, which may not be possible within and acceptable timeframe, or on suitable terms. Similarly, our expenses would increase if we exercise an option to co-develop and co-commercialize any product candidate developed, or in-licensed or acquired, by Celgene. If any of these were to occur, our losses could increase.

We have never generated any revenue from sales of cell-therapy products and our ability to generate revenue from cell-therapy product sales and become profitable depends significantly on our success in a number of factors.

We have no products approved for commercial sale, have not generated any revenue from product sales, and do not anticipate generating any revenue from product sales until some time after we have received regulatory approval for the commercial sale of a product candidate. Our ability to generate revenue and achieve profitability depends significantly on our success in many factors, including:

•	completing research regarding, and nonclinical and clinical development of, our product candidates;

•	obtaining regulatory approvals and marketing authorizations for product candidates for which we complete clinical studies;

•	developing a sustainable and scalable manufacturing process for our product candidates, including establishing and maintaining commercially viable supply relationships with third parties and establishing our own manufacturing capabilities and infrastructure;

•	launching and commercializing product candidates for which we obtain regulatory approvals and marketing authorizations, either directly or with a collaborator or distributor;

•	obtaining market acceptance of our product candidates as viable treatment options, and obtaining adequate coverage, reimbursement, and pricing by third-party payors and government authorities;

•	addressing any competing technological and market developments;

•	Celgene exercising any of its options under our collaboration agreement with Celgene, and Celgene’s efforts to further develop and commercialize the associated product candidates;

•	identifying, assessing, acquiring and/or developing new product candidates;

•	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter;

•	maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how; and

•	attracting, hiring, and retaining qualified personnel.

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

In addition, because JCAR015, JCAR017, and JCAR014 are our most advanced product candidates, and because our other product candidates are based on similar technology, if JCAR015, JCAR017, or JCAR014 encounter safety or efficacy problems, developmental delays, regulatory issues, reagent supply issues, or other problems, our development plans and business could be significantly harmed. Further, competitors who are developing products with similar technology may experience problems with their products that could identify problems that would potentially harm our business.

Prior to the Juno-sponsored Phase I trial of JCAR017 and the Phase II clinical trial of JCAR015 that are expected to commence in the near term, third parties had sponsored and conducted all clinical trials of our CD19 product candidates and other product candidates, and our ability to influence the design and conduct of such trials has been limited. We have assumed control over the future clinical and regulatory development of JCAR015 and, for NHL, JCAR017, and may do so for other product candidates, which will entail additional expenses and may be subject to delay. Any failure by a third party to meet its obligations with respect to the clinical and regulatory development of our product candidates may delay or impair our ability to obtain regulatory approval for our products and result in liability for our company.

Prior to the Juno-sponsored Phase I clinical trial of JCAR017 and the Phase II clinical trial of JCAR015, both of which are planned to start in the near term, we had not sponsored any clinical trials relating to our CD19 product candidates or other product candidates. Instead, faculty members at our third-party research institution collaborators, or those institutions themselves, sponsored all clinical trials relating to these product candidates, in each case under their own INDs. We have now assumed control of the overall clinical and regulatory development of JCAR015 and, for NHL, JCAR017 for future clinical trials, and the FDA has cleared Juno-sponsored INDs for the Phase I clinical trial of JCAR017 in r/r NHL and Phase II clinical trial of JCAR015 in adult r/r ALL. We may determine to assume control over the clinical and regulatory development of other product candidates in the future, in which case we will need to obtain sponsorship of the INDs or file new Juno-sponsored INDs. Failure to obtain, or delays in obtaining, sponsorship of INDs or in filing new Juno-sponsored INDs for these or any other product candidates we determine to advance could negatively affect the timing of our potential future clinical trials. Additionally, although MSK received breakthrough therapy designation for JCAR015 from the FDA, we will separately need to request breakthrough therapy designation from the FDA under our own IND, which we may not be successful in obtaining, which could adversely affect the timing of future clinical trials and regulatory review and approval. Any such impacts on timing could increase research and development costs and could delay or prevent obtaining regulatory approval for our most advanced product candidates, either of which could have a material adverse effect on our business.

Further, even in the event that the IND sponsorship is or has been obtained for existing and new INDs, we did not control the design or conduct of the previous trials. It is possible that the FDA will not accept these previous trials as providing adequate support for future clinical trials, whether controlled by us or third parties, for any of one or more reasons, including the safety, purity, and potency of the product candidate, the degree of product characterization, elements of the design or execution of the previous trials or safety concerns, or other trial results. We may also be subject to liabilities arising from any treatment-related injuries or adverse effects in patients enrolled in these previous trials. As a result, we may be subject to unforeseen third-party claims and delays in our potential future clinical trials. We may also be required to repeat in whole or in part clinical trials previously conducted by our third-party research institution collaborators, which will be expensive and delay the submission and licensure or other regulatory approvals with respect to any of our product candidates. Any such delay or liability could have a material adverse effect on our business.

Although we have assumed control of the overall clinical and regulatory development of JCAR015 and, for NHL, JCAR017 going forward, we expect to be dependent on our contractual arrangements with third-party research institution collaborators for ongoing and planned trials for our other product candidates, and for JCAR017 other than in NHL, until we determine to assume control of the clinical and regulatory development of those candidates. Such arrangements provide us certain information rights with respect to certain previous, planned, or ongoing trials with respect to our product candidates, including access to and the ability to use and reference the data, including for our own regulatory filings, resulting from such trials. If these obligations are breached by our third-party research institution collaborators, or if the data, or our data rights, prove to be inadequate compared to the first-hand knowledge we might have gained had the completed trials been Juno-sponsored trials, then our ability to design and conduct our planned corporate-sponsored clinical trials may be adversely affected. Additionally, the FDA may disagree with the sufficiency of our right to reference the preclinical, manufacturing, or clinical data generated by these prior investigator-sponsored trials, or our interpretation of preclinical, manufacturing, or clinical data from these clinical trials. If so, the FDA may require us to obtain and submit additional preclinical, manufacturing, or clinical data before we may begin our planned trials and/or may not accept such additional data as adequate to begin our planned trials.

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

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. We expect that the early clinical work performed by our third-party research institution collaborators will help support the filing with the FDA of multiple INDs for product candidates in the next five years. However, we cannot be sure that we will be able to submit INDs at this rate, and we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin. Moreover, even if these trials begin, issues may arise that could suspend or terminate such clinical trials. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely completion of clinical development include:

•	inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation of clinical studies;

•	delays in sufficiently developing, characterizing, or controlling a manufacturing process suitable for advanced clinical trials;

•	delays in reaching a consensus with regulatory agencies on study design;

•	the FDA may not allow us to use the clinical trial data from a research institution to support an IND if we cannot demonstrate the comparability of our product candidates with the product candidate used by the relevant research institution in its clinical studies;

•	delays in reaching agreement on acceptable terms with prospective contract research organizations (“CROs”) and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites;

•	delays in obtaining required IRB approval at each clinical study site;

•	imposition of a temporary or permanent clinical hold by regulatory agencies for a number of reasons, including after review of an IND application or amendment, or equivalent application or amendment; as a result of a new safety finding that presents unreasonable risk to clinical trial participants; a negative finding from an inspection of our clinical study operations or study sites; developments on trials conducted by competitors for related technology that raises FDA concerns about risk to patients of the technology broadly; or if FDA finds that the investigational protocol or plan is clearly deficient to meet its stated objectives;

•	delays in recruiting suitable patients to participate in our clinical studies;

•	difficulty collaborating with patient groups and investigators;

•	failure by our CROs, other third parties, or us to adhere to clinical study requirements;

•	failure to perform in accordance with the FDA’s cGCP requirements, or applicable regulatory guidelines in other countries;

•	delays in having patients complete participation in a study or return for post-treatment follow-up;

•	patients dropping out of a study;

•	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;

•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;

•	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;

•	the cost of clinical studies of our product candidates being greater than we anticipate;

•	clinical studies of our product candidates producing negative or inconclusive results, which may result in our deciding, or regulators requiring us, to conduct additional clinical studies or abandon product development programs;

•	transfer of manufacturing processes from our academic collaborators to larger-scale facilities operated by either a CMO or by us, and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process;

•	delays or failure to secure supply agreements with suitable reagent suppliers, or any failures by suppliers to meet our quantity or quality requirements for necessary reagents; and

•	delays in manufacturing, testing, releasing, validating, or importing/exporting sufficient stable quantities of our product candidates for use in clinical studies or the inability to do any of the foregoing.

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

We have entered into collaborations, including our Celgene collaboration, and may form or seek collaborations or strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such alliances or licensing arrangements.

We have entered into a number of research and development collaborations, including with Celgene, Fate Therapeutics, Editas Medicine, and MedImmune, and these collaborations are subject to numerous risks, which may include the following:

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

In particular, if Celgene opts to exercise its options to license any product candidates under the collaboration agreement with us, we may have limited influence or control over their approaches to development and commercialization in the territories in which they lead development and commercialization. Although we will still lead development and commercialization activities in North America for our product candidates arising from programs for which Celgene has exercised an option, Celgene’s development and commercialization activities in the territories where it is the lead party may adversely impact our own efforts in North America. Failure by Celgene to meet its obligations under the collaboration agreement and any co-development or co-commercialization agreement we enter into, or failure by Celgene to apply sufficient efforts at developing and commercializing collaboration products, may materially adversely affect our business and our results of operations. Additionally, Celgene’s exercise of an option for a program that includes a given product candidate may also lead to changes to clinical and regulatory development strategy for such product candidate that may impact previously announce development timelines for such product candidate, which may or may not adversely affect our stock price.

We may form or seek further strategic alliances, create joint ventures or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. Such alliances will be subject to many of the risks set forth above. Moreover, any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex.

As a result of these risks, we may not be able to realize the benefit of our existing collaborations or any future collaborations or licensing agreements we may enter into. Any delays in entering into new collaborations or strategic partnership agreements related to our product candidates could delay the development and commercialization of our product candidates in certain geographies for certain indications, which would harm our business prospects, financial condition, and results of operations.

The FDA or comparable foreign regulatory authorities may disagree with our regulatory plans, including our plans to seek accelerated approval, and we may fail to obtain regulatory approval of our product candidates.

We plan to begin a trial in adult relapsed/refractory ALL in the near term with JCAR015 that could support accelerated U.S. regulatory approval. We also plan to begin a Phase I/II trial in adult relapsed/refractory NHL in the near term with JCAR017, with the potential to move to a registration trial in late 2016 or early 2017. We intend to conduct each of these clinical trials in the United States. If the results of these trials are sufficiently compelling, we intend to discuss with the FDA filing BLAs for accelerated approval of such CD19 product candidates as a treatment for patients who are refractory to currently approved treatments in these indications.

The FDA standard for regular approval of a biologic generally requires two adequate and well-controlled Phase III studies or one large and robust, well-controlled Phase III study in the patient population being studied that provides substantial evidence that a biologic is safe, pure and potent. Phase III clinical studies typically involve hundreds of patients, have significant costs and take years to complete. However, product candidates studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA may require a sponsor of a drug or biologic receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug or biologic may be subject to withdrawal procedures by the FDA that are more accelerated than those available for regular approvals. We believe our accelerated approval strategy is warranted given the currently limited alternative therapies for patients with relapsed/refractory ALL and relapsed/refractory NHL, but the FDA may not agree. The FDA may ultimately require one or multiple Phase III clinical trials prior to approval, particularly because our product candidates are novel and personalized treatments.

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

Data from studies conducted by the third-party research institutions that are our collaboration partners, FHCRC, MSK, and SCRI, should not be relied upon as evidence that later or larger-scale clinical trials will succeed. Some future trials may have different patient populations than current studies and will test our product candidates in different indications, among other differences. In addition, our proposed manufacturing processes for our CD19 product candidates include what we believe will be process improvements that are not part of the production processes that are currently being used in the clinical trials being conducted by the research institutions. Accordingly, our results with our CD19 product candidates may not be consistent with the results of the clinical trials being conducted by our research institute collaborators.

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

Even if we are successful in continuing to build our pipeline, obtaining regulatory approvals and commercializing additional product candidates may require substantial additional funding and are prone to the risks of failure inherent in medical product development.

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

Our product candidates are biologics and the process of manufacturing our products is complex, highly-regulated and subject to multiple risks. The manufacture of our product candidates involves complex processes, including harvesting T cells from patients, genetically modifying the T cells ex vivo, multiplying the T cells to obtain the desired dose, and ultimately infusing the T cells back into a patient’s body. As a result of the complexities, the cost to manufacture biologics in general, and our genetically modified cell product candidates in particular, is generally higher than traditional small molecule chemical compounds, and the manufacturing process is less reliable and is more difficult to reproduce. Our manufacturing process will be susceptible to product loss or failure due to logistical issues associated with the collection of white blood cells, or starting material, from the patient, shipping such material to the manufacturing site, shipping the final product back to the patient, and infusing the patient with the product, manufacturing issues associated with the differences in patient starting materials, interruptions in the manufacturing process, contamination, equipment or reagent failure, improper installation or operation of equipment, vendor or operator error, inconsistency in cell growth, and variability in product characteristics. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. If for any reason we lose a patient’s starting material or later-developed product at any point in the process, the manufacturing process for that patient will need to be restarted and the resulting delay may adversely affect that patient’s outcome. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Because our product candidates are manufactured for each particular patient, we will be required to maintain a chain of identity with respect to materials as they move from the patient to the manufacturing facility, through the manufacturing process, and back to the patient. Maintaining such a chain of identity is difficult and complex, and failure to do so could result in adverse patient outcomes, loss of product, or regulatory action including withdrawal of our products from the market. Further, as product candidates are developed through preclinical to late stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials.

Historically, our product candidates have been manufactured using unoptimized processes by our third-party research institution collaborators that we do not intend to use for more advanced clinical trials or commercialization. Although we are working to develop commercially viable processes, doing so is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale-out, process reproducibility, stability issues, lot consistency, and timely availability of reagents or raw materials. As a result of these challenges, we may experience delays in our clinical development and/or commercialization plans. We may ultimately be unable to reduce the cost of goods for our product candidates to levels that will allow for an attractive return on investment if and when those product candidates are commercialized.

In some circumstances, changes in the manufacturing process may require us to perform both ex vivo comparability studies and to collect additional data from patients prior to undertaking more advanced clinical trials. For instance, changes we are making to the manufacturing process, including changes in reagents and in the viral vector, in preparation for our Phase II trial for JCAR015 will require us to show the comparability of the Phase II product to Phase I product. We plan to provide the FDA with comparability evidence from ex vivo experimental studies comparing Phase I product to Phase II product, as well as clinical comparability data from our planned Phase II trial. We also plan to make further changes to our manufacturing process prior to commercialization, and such changes will also require us to show the comparability of the resulting product to the product used in the clinical trials using the earlier process. We may be required to collect additional clinical data from the modified process prior to obtaining marketing approval for the product candidate produced with the modified process. If clinical data is not ultimately comparable to that seen in the earlier trials in terms of safety or efficacy, we may be required to make further changes to our process and/or undertake additional clinical testing, either of which could significantly delay the clinical development of JCAR015.

We expect our manufacturing strategy will involve the use of one or more CMOs as well as establishing our own capabilities and infrastructure, including a manufacturing facility to manufacture our product candidates. We also plan to manufacture certain of the reagents used for making our product candidates ourselves. We expect that development of our own manufacturing facility, as well as manufacturing some of our own reagents, will provide us with enhanced control of material supply for both clinical trials and the commercial market, enable the more rapid implementation of process changes, and allow for better long-term margins. However, we have no experience as a company in developing a manufacturing facility or in manufacturing reagents and may never be successful in developing our own manufacturing facility or capability or in manufacturing reagents in sufficient quantities or with sufficient quality for clinical or commercial use. We may establish multiple manufacturing facilities as we expand our commercial footprint to multiple geographies, which may lead to regulatory delays or prove costly. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, natural disasters, power failures, and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

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

We rely to a large extent at present on our third-party research institution collaborators for research and development capabilities. Currently, MSK is conducting Phase I clinical trials using JCAR015 to address adult ALL and pediatric ALL; SCRI is conducting a Phase I/II clinical trial using JCAR017 to address pediatric ALL; and FHCRC is conducting a Phase I/II clinical trial using JCAR014 to address ALL, NHL, and CLL. Each of these clinical trials addresses a limited number of patients. We expect to use the results of these trials to help support the filing with the FDA of INDs to conduct more advanced clinical trials with one or more of our CD19 product candidates. To date, we have filed, and the FDA has cleared, a Juno-sponsored IND for the Phase I clinical trial of JCAR017 and a Juno-sponsored IND for the Phase II clinical trial of JCAR015, and these Juno-sponsored trials are expected to commence in the near term.

With respect to our CD22 product candidate, JCAR018, the NCI is conducting a clinical trial of the product candidate for the treatment of pediatric relapsed/refractory ALL and relapsed/refractory NHL. If the results of this trial are compelling, we expect to use the results of the NCI’s clinical trial to support the filing with the FDA of a Juno-sponsored IND to conduct more advanced clinical trials of JCAR018.

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

As of June 30, 2015, we had $313.4 million in cash, cash equivalents, and marketable securities. In August 2015, we received $1.0 billion from Celgene from the sale of common stock to Celgene and from the initial payment under our collaboration agreement. We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next 12 months. However, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and commercialization of our product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

We cannot be certain that additional funding will be available on acceptable terms, or at all. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Our license and collaboration agreements may also be terminated if we are unable to meet the payment obligations under the agreements. We could be required to seek additional collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

If Celgene declines to exercise its option with respect to one or more product candidates covered by our collaboration agreement with Celgene, or terminates the collaboration agreement with us, we will need to secure funding to advance development of those programs on our own or secure relationships with collaborators that have the necessary capital and expertise. In addition, we may need additional funding to advance product candidates prior to Celgene’s decisions regarding option exercise with respect to such product candidate if development of that program is not discontinued. In addition, if we exercise our option to any of Celgene’s in-licensed programs to co-develop and co-commercialize products, then we may need to secure additional funding to support our obligations to pay one-half of the acquisition costs of any such in-licensed program.

If we are unable to obtain sufficient financing when needed, it could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

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

We currently have no marketing and sales organization and have no experience in marketing products. If we are unable to establish marketing and sales capabilities on our own or through our collaboration with Celgene or enter into agreements with third parties to market and sell our product candidates, we may not be able to generate product revenue.

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

Under our collaboration with Celgene, for Juno-developed programs that Celgene opts into, Celgene will lead development and commercialization activities outside of North America and, for cellular therapy product candidates, China, but we will still be responsible for leading such activities in North America and, for cellular therapy product candidates, China. If Celgene does not opt into a program for one of our product candidates that we move to commercialization, we will alone be responsible for commercialization activities worldwide, unless we find another collaborator to assist with the sales and marketing of our products.

If we are unable or decide not to establish internal sales, marketing and commercial distribution capabilities for any or all products we develop, we will likely pursue further collaborative arrangements regarding the sales and marketing of our products. However, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if we are able to do so, that they will have effective sales forces. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties, and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates.

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

As a result of the Stage acquisition, we acquired a German subsidiary with employees in Germany. We also plan to seek regulatory approval of our product candidates outside of the United States. Accordingly, we expect that we, and any potential collaborators that have operations in foreign jurisdictions, will be subject to additional risks related to operating in foreign countries, including:

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

Specifically, genetically engineering T cells faces significant competition in both the CAR and TCR technology space from multiple companies and their collaborators, such as Novartis/University of Pennsylvania, bluebird bio, Kite Pharma/NCI, Unum Therapeutics, Bellicum, Celyad, NantKwest, Johnson & Johnson/Transposagen Biopharmaceuticals, Autolus, Cellectis/Pfizer, Adaptimmune/GSK, and Intrexon/Ziopharm/MD Anderson Cancer Center. We face competition from non-cell based treatments offered by other companies such as Amgen, AstraZeneca, Bristol-Myers, Incyte, Merck, and Roche. For instance, the FDA recently granted accelerated approval to Amgen’s blinotumomab for the treatment of relapsed/refractory ALL, and that product has demonstrated a complete remission rate of approximately 40% in clinical trials. Even if we obtain regulatory approval of our product candidates, we may not be the first to market and that may affect the price or demand for our product candidates. Additionally, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances. Additionally, a competitor could obtain orphan product exclusivity from the FDA with respect to such competitor’s product. If such competitor product is determined to be the same product as one of our product candidates, that may prevent us from obtaining approval from the FDA for such product candidate for the same indication for seven years, except in limited circumstances.

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

We conduct most of our operations at our facility in Seattle, Washington, in a region that is headquarters to many other biopharmaceutical companies and many academic and research institutions. As a result of our acquisition of X-Body and Stage, we have also expanded our operations into Massachusetts and Germany and currently have employees in both geographies. Competition for skilled personnel is intense in all of these geographies and the turnover rate can be high, which may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. We expect that we will need to recruit talent from outside of the regions in which we currently operate, and doing so may be costly and difficult. Further expansion into additional states or countries could also increase our regulatory and legal risks.

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

As of June 30, 2015, we had 206 employees worldwide, most of whom are full time. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we must add a significant number of additional research and development, managerial, operational, sales, marketing, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Our initial public offering triggered a possible success payment to each of FHCRC and MSK. However, we will not be able to determine until the first anniversary of the completion of our initial public offering (subject to a 90-day grace period following such anniversary, at our option if we are contemplating a capital market transaction during such grace period), whether any such payment is required to be made and the amount of such payment. The value of any such initial public offering success payment will be determined by the average trading price of a share of our common stock over the consecutive 90-day period preceding such determination date. For example, the first payment due to FHCRC and MSK would be due if the average trading price of the share of our common stock over the consecutive 90-day period preceding the determination is at least $20.00 per share in the case of FHCRC or at least $40.00 in the case of MSK, subject to adjustment for any stock dividend, stock split, combination of shares, and other similar events. See Note 2, Acquisitions, to our unaudited financial statements included in this report for a summary of the value of success payments required to be made at different price levels.

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

Our success payment obligations to FHCRC and MSK are recorded as a liability on our balance sheet. Under generally accepted accounting principles in the United States (“GAAP”), we are required to estimate the fair value of this liability as of each quarter end and changes in estimated fair value are amortized to expense using the accelerated attribution method over the remaining term of the collaboration agreement. Factors that may lead to increases or decreases in the estimated fair value of this liability include, among others, changes in the value of the common stock, change in volatility, changes in the applicable term of the success payments, changes in the risk free rate, and changes in the estimated indirect costs related to the collaboration projects conducted by FHCRC that are creditable against FHCRC success payments. As a result, our operating results and financial condition as reported by GAAP may fluctuate significantly from quarter to quarter and from year to year and may reduce the usefulness of our GAAP financial statements. As of June 30, 2015 the estimated fair values of the liabilities associated with the success payments were $149.4 million and $62.0 million related to FHCRC and MSK, respectively.

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

Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and/or to receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

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

The strength of patents in the biotechnology and pharmaceutical field can be uncertain, and evaluating the scope of such patents involves complex legal and scientific analyses. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the validity, enforceability, or scope thereof, which may result in such patents being narrowed, invalidated, or held unenforceable. For example, on August 13, 2015, Kite Pharma filed a petition with the USPTO for inter partes review of U.S. Patent No. 7,446,190, a patent that we have exclusively licensed from MSK. If Kite Pharma is successful in its petition and resulting proceedings at the USPTO, the patent could be narrowed or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing their products to avoid being covered by our claims. If the breadth or strength of protection provided by the patent applications we hold with respect to our product candidates is threatened, this could dissuade companies from collaborating with us to develop, and could threaten our ability to commercialize, our product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced. Because patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates. Furthermore, for U.S. applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. For U.S. applications containing a claim not entitled to priority before March 16, 2013, there is a greater level of uncertainty in the patent law in view of the passage of the America Invents Act, which brought into effect significant changes to the U.S. patent laws, including new procedures for challenging pending patent applications and issued patents.

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

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

•	adverse results or delays in the planned clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates;

•	any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products, including clinical trial requirements for approvals;

•	our inability to obtain or delays in obtaining adequate product supply for any approved product or inability to do so at acceptable prices;

•	any failure to commercialize our product candidates or if the size and growth of the markets we intend to target fail to meet expectations;

•	additions or departures of key scientific or management personnel;

•	unanticipated serious safety concerns related to cancer immunology or the use of our product candidates;

•	introductions or announcements of new products offered by us or significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our collaborators or our competitors and the timing of such introductions or announcements;

•	announcements relating to future collaborations or our existing collaboration with Celgene, including decisions regarding the exercise by Celgene or us of any of our or their options thereunder, or any exercise or non-exercise by Celgene of a right to purchase shares of our common stock;

•	our ability to effectively manage our growth;

•	our ability to successfully treat additional types of cancers or at different stages;

•	changes in the structure of healthcare payment systems;

•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•	publication of research reports about us or our industry, or immunotherapy in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	market conditions in the pharmaceutical and biotechnology sectors or the economy generally;

•	our ability or inability to raise additional capital through the issuance of equity or debt or collaboration arrangements and the terms on which we raise it;

•	trading volume of our common stock;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies; and

•	significant lawsuits, including patent or stockholder litigation.

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

As of June 30, 2015, we had 91,376,720 shares of common stock outstanding, including 6,751,850 shares of restricted stock that remained subject to vesting requirements. In connection with the sale of shares to Celgene, all 9,137,672 shares acquired by Celgene on August 4, 2015, representing 9.1% of our common stock outstanding as of the date of issuance (after giving effect to such issuance), are subject to a market standoff agreement for 364 days from the date of acquisition. Any subsequent acquisitions of shares of our common stock by Celgene will commence another 364 day market standoff period, subject to certain exceptions.

We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans, including upon the exercise of stock options. These shares can be freely sold in the public market upon issuance.

As of August 20, 2015, the holders of as many as 37,295,209 shares, or 40.8% of our common stock outstanding as of June 30, 2015, will have rights, subject to some conditions, under the investor rights agreement with such holders to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market. In connection with the collaboration agreement with Celgene, we have also entered into a registration rights agreement, pursuant to which upon the written request of Celgene at certain times and subject to the satisfaction of certain conditions, we have agreed to prepare and file with the SEC a registration statement on Form S-3 for purposes of registering the resale of the shares specified in Celgene’s written request or, if we are not at such time eligible for the use of Form S-3, use commercially reasonable efforts to prepare and file a registration statement on a Form S-1 or alternative form that permits the resale of the shares.

In addition, in the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise, including up to 30% of shares of our outstanding common stock to Celgene. Any such issuance could result in substantial dilution to our existing stockholders and could cause our stock price to decline.

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

Our executive officers, directors and our 10% or greater stockholders, together with their respective affiliates, beneficially owned approximately 48.4% of our capital stock as of June 30, 2015, excluding shares underlying outstanding options. Accordingly, such persons and entities, if they acted together, would be able to determine the composition of the board of directors, retain the voting power to approve many matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. In addition, other than in connection with a change of control, in any vote or action by written consent of our stockholders, including, without limitation, with respect to the election of directors, Celgene has agreed to vote or execute a written consent with respect to all of our voting securities held by Celgene in accordance with the recommendation of our board of directors, limiting the ability of Celgene to contrary to our board of directors that you otherwise may believe is in your best interest as our stockholder. This concentration of ownership amongst our significant holders, including Celgene, could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

In connection with the entry into the Celgene collaboration agreement, Celgene acquired 9.1% of our outstanding shares of common stock and subject to certain conditions, may purchase additional shares annually to obtain and maintain a 10% ownership percentage through June 29, 2020. Furthermore, between June 29, 2019 and June 29, 2025 and between June 29, 2024 and the expiration of the collaboration agreement, subject to certain conditions, Celgene has the option to acquire and maintain an ownership of up to 19.99% and up to 30%, respectively, of our then outstanding shares of common stock. We have also entered into a voting and standstill agreement with Celgene, pursuant to which we have agreed to give Celgene certain board designation rights until at least June 29, 2020, and thereafter for as long as Celgene and its affiliates beneficially own at least 7.5% of the voting power of our outstanding shares. As a result of the concentration of ownership, Celgene could have the ability to delay or prevent a change in our control or otherwise discourage a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as our stockholder.

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

Furthermore, pursuant to the voting and standstill agreement with Celgene, until the later of the fifth anniversary of the date of such agreement and the expiration or earlier termination of our collaboration agreement with Celgene, it will be bound by certain “standstill” provisions which generally will prevent it from purchasing outstanding shares of our common stock, making a tender offer or encouraging or supporting a third party tender offer, nominating a director whose nomination has not been approved by our board of directors, soliciting proxies in opposition to the recommendation of our board of directors or assisting a third party in taking such actions, entering into discussions with a third party as to such actions, or requesting or proposing in writing to our board of directors or any member thereof that we amend or waive any of these limitations. As a result, the ability of Celgene to act in contrary to our board of directors is severely limited and any attempts by Celgene to acquire us or encourage a third party to acquire us are prohibited by this voting and standstill agreement. In addition, subject to certain exceptions—including a vote in connection with a change in control of our company—Celgene has agreed to vote or execute a written consent with respect to all of our voting securities held by Celgene in accordance with the recommendation of our board of directors, limiting the ability of Celgene to contrary to our board of directors that you otherwise may believe is in your best interest as our stockholder.

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

Complying with the laws and regulations affecting public companies has increased and will increase our costs and the demands on management and could harm our operating results.

As a public company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also anticipate that we will incur costs associated with relatively recently adopted corporate governance requirements, including requirements of the SEC and NASDAQ. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Starting January 1, 2016, we will no longer be an “emerging growth company” and after that date we will no longer be able to avail ourselves of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies.” For example, the Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. Section 404 of the Sarbanes-Oxley Act (“Section 404”) requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting. We are currently an “emerging growth company,” and have availed ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, beginning on January 1, 2016, we will no longer avail ourselves of this exemption when we cease to be an “emerging growth company.” When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. Furthermore, investor perceptions of our company may suffer if deficiencies are found, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to implement these requirements effectively or efficiently, it could harm our operations, financial reporting, or financial results and could result in an adverse opinion on our internal control over financial reporting from our independent registered public accounting firm.

Our management team has broad discretion to use the net proceeds from the initial payments to us under our collaboration agreement with Celgene and from the sale of our shares to Celgene and its investment of these proceeds may not yield a favorable return. We may invest the proceeds of the Celgene transaction and any remaining proceeds from our initial public offering in December 2014 in ways with which investors disagree.

Our management has broad discretion over the use of proceeds from the initial payments to us under our collaboration agreement with Celgene and from the sale of our shares to Celgene, as well as any remaining proceeds from our December 2014 initial public offering, and we could spend the proceeds from these transactions in ways our stockholders may not agree with or that do not yield a favorable return, if at all. In addition, until the proceeds are used, they may be placed in investments that do not produce significant income or that may lose value. If we do not invest or apply the proceeds in ways that improve our operating results, we may fail to achieve expected financial results, which could cause our stock price to decline.

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

There has been no material change in the planned use of proceeds from our IPO as described in the Registration Statement. We invested the funds received in short-term, interest-bearing investment-grade securities and government securities. As of June 30, 2015, we have used approximately $155.4 million of the net proceeds from the IPO primarily to fund the costs to advance JCAR015 through a Phase II clinical trial and the filing of a Biologics

License Application for the treatment of relapsed/refractory ALL, to advance JCAR017 through a Phase I/II clinical trial and into a potential registration trial in relapsed/refractory NHL, to further develop additional product candidates, to expand our internal research and development capabilities, to establish manufacturing capabilities, to acquire, license and invest in complementary products, technologies and businesses, and other general corporate purposes. None of the offering proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

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

Juno Therapeutics, Inc.

Date: August 14, 2015	By:	/s/ Steven D. Harr
Steven D. Harr Chief Financial Officer & Head of Corporate Development (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number

2.1#‡Δ	Share Purchase Agreement, dated May 11, 2015, by and among Dr. Herbert Stadler, Dr. Lothar Germeroth, Prof. Dr. Dirk Busch, and the registrant	8-K	05/11/2015	2.1

2.2#‡Δ	Agreement and Plan of Merger, dated June 1, 2015, by and among X Acquisition Corporation, X-Body, Inc., Brant Binder as stockholder representative, certain principal stockholders of X-Body, Inc., and the registrant	8-K	06/05/2015	2.1

3.1	Amended and Restated Certificate of Incorporation	8-K	12/29/2014	3.1

3.2	Amended and Restated Bylaws	S-1/A	12/09/2014	3.2

4.1	Fourth Amended and Restated Investors’ Rights Agreement, dated December 5, 2014, by and among the registrant and the investors named therein	S-1/A	12/09/2014	4.1

4.2	Amendment and Waiver of Fourth Amended and Restated Investors’ Rights Agreement, dated July 27, 2015				X

4.3	Form of Common Stock Certificate	S-1/A	12/09/2014	4.2

10.1+	Amendment #2 to License Agreement, dated April 4, 2015, by and between St. Jude Children’s Research Hospital, Inc. and the registrant				X

10.2+	Non-Exclusive Sublicense Agreement, effective April 7, 2015, by and among Novartis Institutes for Biomedical Research, Inc., The Trustees of the University of Pennsylvania, and the registrant				X

10.3	Lease Agreement, dated as of April 6, 2015, by and between ARE-Seattle No. 16, LLC and the registrant	8-K	04/07/2015	10.1

10.4	First Amendment to Lease Agreement, dated May 21, 2015, by and between ARE-Seattle No. 16, LLC and the registrant				X

10.5	2015 Non-Employee Director Compensation Program, adopted April 3, 2015	10-Q	05/12/2015	10.3

10.6	Amendment No. 1 to Sponsored Research Agreement, effective April 1, 2015, by and between Seattle Children’s Hospital d/b/a Seattle Children’s Research Institute and the registrant	10-Q	05/12/2015	10.4

10.7+	Amendment No. 2 to Exclusive License Agreement, dated June 15, 2015, by and between Seattle Children’s Hospital d/b/a Seattle Children’s Research Institute and the registrant				X

10.8	Offer Letter with Hyam Levitsky, dated May 27, 2015				X

10.9+‡	Share Purchase Agreement, dated June 29, 2015, by and among Celgene Corporation, Celgene RIVOT Ltd., and the registrant	8-K	06/29/2015	10.1

10.10	Voting and Standstill Agreement, dated June 29, 2015, by and among Celgene Corporation, Celgene RIVOT Ltd., and the registrant	8-K	06/29/2015	10.2

10.11	Registration Rights Agreement, dated June 29, 2015, by and among Celgene Corporation, Celgene RIVOT Ltd., and the registrant	8-K	06/29/2015	10.3

10.12+	Amended and Restated Master Research and Collaboration Agreement, dated August 13, 2015, by and among Celgene Corporation, Celgene RIVOT Ltd., and the registrant	X

10.13	First Amendment to Lease, dated July 31, 2015, by and between BMR-217th Place LLC and the registrant	X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X

101†	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2015 (unaudited) and December 31, 2014, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2015 and 2014, and (iv) Notes to the Condensed Consolidated Financial Statements.	X

*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Juno Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.
†	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
+	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the Securities and Exchange Commission.
#	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.
‡	The representations and warranties contained in this agreement were made only for purposes of the transactions contemplated by the agreement as of specific dates and may have been qualified by certain disclosures between the parties and a contractual standard of materiality different from those generally applicable under securities laws, among other limitations. The representations and warranties were made for purposes of allocating contractual risk between the parties to the agreement and should not be relied upon as a disclosure of factual information about the registrant or the transactions contemplated thereby.
Δ	The exhibits and schedules to this agreement have been omitted in reliance on Item 601(b)(2) of Regulation S-K promulgated by the Securities and Exchange Commission, and a copy thereof will be furnished supplementally to the Securities and Exchange Commission upon its request.