Form 10-Q
period 2015-09-30
Juno Therapeutics, Inc.
filed 2015-11-12
CIK 1594864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the registrant’s common stock as of November 4, 2015 was 100,617,366.

Juno Therapeutics, Inc.

Quarterly Report on Form 10-Q

Juno Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$569,137	$355,968
Marketable securities	598,634	79,672
Prepaid expenses and other current assets	5,201	3,595

Total current assets	1,172,972	439,235
Property and equipment, net	36,874	4,018
Long-term marketable securities	99,952	38,411
Goodwill	122,092	—
Intangible assets	51,219	—
Other assets	5,553	7,499

Total assets	$1,488,662	$489,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,964	$1,096
Accrued liabilities and other current liabilities	28,904	14,577
Success payment liabilities	102,204	84,920
Deferred revenue	15,360	—

Total current liabilities	149,432	100,593
Build-to-suit lease obligation, less current portion	9,389	—
Contingent consideration obligations, less current portion	38,391	—
Deferred revenue, less current portion	133,649	—
Deferred tax liabilities	10,438	—
Other long-term liabilities	449	38

Commitments and Contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at September 30, 2015 and December 31, 2014; 0 shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value, 495,000,000 shares authorized at September 30, 2015 and December 31, 2014; 94,782,154 and 82,073,647 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	10	8
Additional paid-in-capital	1,648,746	734,895
Accumulated other comprehensive loss	(1,398)	(90)
Accumulated deficit	(500,444)	(346,281)

Total stockholders’ equity	1,146,914	388,532

Total liabilities and stockholders’ equity	$1,488,662	$489,163

See accompanying notes.

Juno Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$1,602	$—	$14,063	$—
Operating expenses:
Research and development	11,503	13,029	129,537	22,447
General and administrative	13,632	5,425	35,159	13,384
Litigation	—	1,364	6,025	4,987

Total operating expenses	25,135	19,818	170,721	40,818

Loss from operations	(23,533)	(19,818)	(156,658)	(40,818)
Interest income, net	356	—	709	—
Other income (expenses), net	—	—	233	(10,718)

Loss before income taxes	(23,177)	(19,818)	(155,716)	(51,536)
(Provision) benefit for income taxes	(63)	—	1,553	—

Net loss	$(23,240)	$(19,818)	$(154,163)	$(51,536)

Net loss attributable to common stockholders:
Net loss	$(23,240)	$(19,818)	$(154,163)	$(51,536)
Deemed dividend upon issuance of convertible preferred stock, non-cash	—	(52,107)	—	(67,464)

Net loss attributable to common stockholders	$(23,240)	$(71,925)	$(154,163)	$(119,000)

Net loss per share attributable to common stockholders, basic and diluted	$(0.26)	$(10.50)	$(1.80)	$(17.50)

Weighted average common shares outstanding, basic and diluted	90,827,026	6,852,154	85,702,518	6,798,672

See accompanying notes.

Juno Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(23,240)	$(19,818)	$(154,163)	$(51,536)
Other comprehensive loss:
Unrealized loss on marketable securities	(906)	—	(1,540)	—
Foreign currency translation	357	—	232	—

Other comprehensive loss	(549)	—	(1,308)	—

Comprehensive loss	$(23,789)	$(19,818)	$(155,471)	$(51,536)

See accompanying notes.

Juno Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(154,163)	$(51,536)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,564	83
Stock-based compensation	21,539	3,083
Loss from remeasurement of fair value of convertible preferred stock options	—	10,718
Deferred income taxes	(458)	—
Deferred tax benefit recorded in connection with acquisition	(1,100)	—
Change in fair value of success payment liabilities	17,284	—
Change in fair value of contingent consideration obligation	1,203	—
Gain on initial investment in Stage	(227)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,114)	(6,218)
Accounts payable, accrued liabilities and other liabilities	16,746	4,455
Deferred revenue	148,587	—

Net cash provided by (used in) operating activities	49,861	(39,415)
INVESTING ACTIVITIES
Purchases of marketable securities	(724,714)	—
Sales and maturities of marketable securities	140,158	—
Acquisitions, net of cash acquired	(77,666)	—
Purchase of cost-method investment	—	(3,455)
Purchase of property and equipment	(23,336)	(1,636)

Net cash used in investing activities	(685,558)	(5,091)
FINANCING ACTIVITIES
Payment of common stock issuance costs	(1,683)	—
Proceeds from issuance of convertible preferred stock	—	246,374
Proceeds from issuance of common stock in connection with collaboration agreement	849,804	—
Proceeds from exercise of stock options	899	—
Payments of build-to-suit lease obligation	(165)	—

Net cash provided by financing activities	848,855	246,374
Effect of exchange rate changes on cash and cash equivalents	11	—
Net increase in cash and cash equivalents	213,169	201,868
Cash and cash equivalents at beginning of period	355,968	35,966

Cash and cash equivalents at end of period	$569,137	$237,834

SUPPLEMENTAL CASH FLOW INFORMATION
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,639	$—

Amounts capitalized under build-to-suit leases	$9,910	$—

Issuance of common stock for acquisitions	$41,611	$—

Fair value of convertible preferred stock option at issuance	$—	$(6,889)

Convertible preferred stock issuance costs incurred but unpaid	$—	$425

Non-cash deemed dividends on convertible preferred stock	$—	$67,464

Deferred offering costs incurred but unpaid	$—	$1,135

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

The Company is subject to a number of risks similar to other biopharmaceutical companies in the early stage, including, but not limited to, possible failure of preclinical testing or clinical trials, the need to obtain marketing approval for its product candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s products, protection of proprietary technology, and the need to obtain adequate additional funding. If the Company, or any commercialization partner for the Company’s product candidates, does not successfully commercialize any of the Company’s product candidates, the Company will not be able to generate product revenue or achieve profitability. As of September 30, 2015, the Company had an accumulated deficit of $500.4 million.

The financial data as of December 31, 2014 is derived from audited financial statements, which are included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 19, 2015 (the “2014 Annual Report”), and should be read in conjunction with the audited financial statements and notes thereto.

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

Unaudited Interim Financial Information

The accompanying interim balance sheet as of September 30, 2015, the statements of operations and comprehensive loss for the three and nine months ended September 30, 2015 and 2014, and statements of cash flows for the nine months ended September 30, 2015 and 2014 and the related footnote disclosures are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2015 and its results of operations and comprehensive loss for the three and nine months ended September 30, 2015 and 2014, and its cash flows for the nine months ended September 30, 2015 and 2014. The results for the three and nine months ended September 30, 2015 and 2014 are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

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

Property and Equipment, Net

Property and equipment consist of laboratory equipment, computer equipment and software, leasehold improvements and build-to-suit property. Property and equipment is stated at cost, and depreciated using the straight-line method over the estimated useful lives of the respective assets.

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

Impairment of Long-Lived Assets

The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods as well as the strategic significance of the assets to the Company’s business objectives. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset’s fair value. The Company has not recognized any impairment losses since inception.

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

Intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date (which is regarded as their cost). Intangible assets related to in-process research and development (“IPR&D”) are treated as indefinite-lived intangible assets and not amortized until certain regulatory approval is obtained in a major market, typically either the U.S. or the EU in the case of X-Body, and in the case of Stage, when the acquired reagents or automation technology is accepted by the FDA as part of an Investigational New Drug (“IND”) filing, subject to management judgment. At that time, the Company will determine the useful life of the asset, reclassify the asset out of IPR&D and begin amortization. Intangible assets are reviewed for impairment at least annually or if indicators of potential impairment exist. There were no impairments as of September 30, 2015.

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

Level 1 – Quoted prices in active markets for identical assets or liabilities

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 – Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability

The Company’s financial instruments, in addition to those presented in Note 5, Fair Value Measurements, include cash and cash equivalents, accounts payable and accrued liabilities. The carrying amount of cash and cash equivalents, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these instruments.

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

The Company recorded these combined instruments as convertible preferred stock options as of the date of the initial closings of the Series A convertible preferred stock financing and Series A-2 convertible preferred stock financing. The options were revalued to fair value at each subsequent balance sheet date, with fair value changes recognized as increases or reductions to other income (expense), net in the condensed consolidated statements of operations. The Company estimated the fair value of these instruments based on the Black-Scholes option pricing model. These options were exercised during 2014. For the nine months ended September 30, 2014, $10.7 million was recognized in other expense related to the changes in fair value of these options.

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

Success payment liabilities are estimated at fair value at inception and at each subsequent balance sheet date and the expense is amortized using the accelerated attribution method over the remaining term (service period) of the related collaboration agreement or related possible payment due date (whichever is sooner). To determine the estimated fair value of the success payments the Company uses a Monte Carlo simulation methodology which models the future movement of stock prices based on several key variables. The following variables were incorporated in the estimated fair value of the success payment liability: estimated term of the success payments, fair value of common stock, expected volatility, risk-free interest rate, and estimated number and timing of valuation measurement dates on the basis of which payments may be triggered. For FHCRC success payments, estimated indirect costs related to the collaboration projects conducted by FHCRC that are creditable against the success payments are also included in the calculation. The computation of expected volatility was estimated using a combination of available information about the historical volatility of stocks of similar publicly-traded companies for a period matching the expected term assumption and our historical and projected volatility. In addition, prior to the Company becoming publicly traded there was one valuation measurement date on the basis of which payments may be triggered. There are several valuation measurement dates subsequent to the IPO on the basis of which payments may be triggered.

As of September 30, 2015 and December 31, 2014, the estimated fair value of the total success payment obligation was approximately $163.9 million and $195.9 million, respectively. With respect to the success payment obligations, the Company recognized a gain in research and development expense of $25.6 million in the three months ended September 30, 2015 compared with an expense of $1.1 million in the three months ended September 30, 2014. The Company recognized research and development expense of $17.3 million and $1.5 million in the nine months ended September 30, 2015 and 2014, respectively, with respect to the success payment obligations. The gain and expense recorded for the three and nine months ended September 30, 2015 and 2014 represents the change in the success payment liability during such periods and reflects an additional three or nine months of accrued expense, respectively. The gain recorded in the three months ended September 30, 2015 was due to the decline in the Company’s common stock price at September 30, 2015 compared to June 30, 2015, partially offset by an additional three months of expense. The success payment liabilities on the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014 were $102.2 million and $84.9 million, respectively.

The assumptions used to calculate the fair value of the success payments are subject to a significant amount of judgment including the expected volatility, estimated term, and estimated number and timing of valuation measurement dates. A small change in the assumptions may have a relatively large change in the estimated valuation and associated liability and expense. For example, keeping all other variables constant, a hypothetical 10% increase in the stock price at September 30, 2015 from $40.69 per share to $44.76 per share would have decreased the gain recorded in the three months ended September 30, 2015 associated with the success payment liability by $15.4 million. A hypothetical 10% decrease in the stock price from $40.69 per share to $36.62 per share would have increased the gain recorded in the three months ended September 30, 2015 associated with the success payment liability by $15.4 million. Further, keeping all other variables constant, a hypothetical 35% increase in the stock price at September 30, 2015 from $40.69 per share to $54.93 per share would have decreased the gain recorded in the three months ended September 30, 2015 associated with the success payment liability to zero resulting in an expense of $28.0 million. A hypothetical 35% decrease in the stock price from $40.69 per share to $26.45 per share would have increased the gain recorded in the three months ended September 30, 2015 associated with the success payment liability by $50.9 million. If the fair value of the Company’s common stock at the first valuation measurement date in December 2015 remains at its September 30, 2015 value of $40.69, the Company will be required to make a $75 million payment to FHCRC and a $10 million payment to MSK, payable in cash or stock at the Company’s discretion.

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

Revenue

The Company recognizes revenue for each unit of accounting when all of the following criteria are met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred or services have been rendered;

•	the seller’s price to the buyer is fixed or determinable; and

•	collectability is reasonably assured.

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the Company’s consolidated balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue in current liabilities. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, less current portion.

The Company analyzes agreements with more than one element, or deliverable, based on the guidance in ASC 605-25, Revenue Recognition-Multiple-Element Arrangements (“ASC 605-25”). The Company identifies the deliverables within the agreement and evaluates which deliverables represent separate units of accounting. Analyzing the agreement to identify deliverables requires the use of judgment. A deliverable is considered a separate unit of accounting when the deliverable has value to the collaborator or licensee on a standalone basis based on the consideration of the relevant facts and circumstances for each agreement.

In assessing whether an item has standalone value, the Company considers factors such as the research, manufacturing, and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, the Company considers whether the other deliverable(s) can be used for their intended purpose without the receipt of the remaining element(s), whether the value of the deliverable is dependent on the undelivered item(s) and whether there are other vendors that can provide the undelivered element(s).

Consideration received is allocated at the inception of the agreement to all identified units of accounting based on their relative selling price. The relative selling price for each deliverable is estimated using objective evidence if it is available. If objective evidence is not available, the Company uses its best estimate of the selling price for the deliverable. Management may be required to exercise considerable judgment in estimating the selling prices of identified units of accounting under its agreements.

Options for future deliverables are considered substantive if, at the inception of the arrangement, the Company is at risk as to whether the collaboration partner will choose to exercise the option. Factors that the Company considers in evaluating whether an option is substantive include the overall objective of the arrangement, the benefit the collaborator might obtain from the arrangement without exercising the option, the cost to exercise the option and the likelihood that the option will be exercised. For arrangements under which an option is considered substantive, the Company does not consider the item underlying the option to be a deliverable at the inception of the arrangement and the associated option fees are not included in the initial consideration, assuming the option is not priced at a significant and incremental discount. Conversely, for arrangements under which an option is not considered substantive or if an option is priced at a significant and incremental discount, the Company would consider the item underlying the option to be a deliverable at the inception of the arrangement and a corresponding amount would be included in the initial consideration.

The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units. The Company recognizes the revenue allocated to each unit of accounting over the period of performance. Revenue is recognized using either a proportional performance or straight-line method, depending on whether the Company can reasonably estimate the level of effort required to complete its performance obligations under an arrangement.

Research and Development Expense

The Company records expense for research and development costs to operations as incurred. The Company accounts for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when the goods have been received or when the service has been performed rather than when the payment is made. Research and development expenses consist of costs incurred by the Company for the discovery and development of the Company’s product candidates and include:

•	personnel-related expenses, including non-cash stock-based compensation expense;

•	external research and development expenses incurred under arrangements with third parties, such as contract research organizations, contract manufacturing organizations, academic and non-profit institutions and consultants;

•	changes in the estimated fair value of the liability attributable to the elapsed service period as of the balance sheet date associated with the Company’s success payments to FHCRC and MSK;

•	changes in the estimated fair value of the contingent consideration liabilities;

•	license fees; and

•	other expenses, which include direct and allocated expenses for laboratory, facilities, and other costs.

General and Administrative Expense

General and administrative costs are expensed as incurred and include personnel-related expenses including non-cash stock-based compensation for our personnel in executive, legal, finance and accounting, and other administrative functions, non-litigation legal costs, transaction costs related to acquisitions and collaboration and licensing agreements, as well as fees paid for accounting and tax services, consulting fees, and facilities costs not otherwise included in research and development expenses. Non-litigation legal costs include general corporate legal fees and patent costs.

Litigation Expense

Litigation expense includes legal expense the Company incurred with respect to Trustees of the University of Pennsylvania v. St. Jude Children’s Research Hospital, Civil Action No. 2:13-cv-01502-SD (E.D. Penn), as well as expenses the Company was required to reimburse to St. Jude Children’s Research Hospital (“St. Jude”) with respect to such litigation. See Note 3, Collaboration and License Agreements.

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

Income Taxes

The Company determines its deferred tax assets and liabilities based on the differences between the financial reporting and tax basis of assets and liabilities. The deferred tax assets and liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that the deferred tax asset will not be recovered. The Company applies judgment in the determination of the consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes any material interest and penalties related to unrecognized tax benefits in income tax expense.

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

	Three Months Ended September		Nine Months Ended September
	2015	2014	2015	2014
Net loss	$(23,240)	$(19,818)	$(154,163)	$(51,536)
Deemed dividend upon issuance of convertible preferred stock	—	(52,107)	—	(67,464)

Net loss attributable to common stockholders	$(23,240)	$(71,925)	$(154,163)	$(119,000)

Weighted average number of common shares used in net loss per share attributable to common stockholders – basic and diluted	90,827,026	6,852,154	85,702,518	6,798,672

Net loss per share attributable to common stockholders – basic and diluted	$(0.26)	$(10.50)	$(1.80)	$(17.50)

The amounts in the table below were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated due to their anti-dilutive effect:

	As of September 30,
	2015	2014
Series A convertible preferred stock	—	87,722,673
Series A-1 convertible preferred stock	—	9,000,000
Series A-2 convertible preferred stock	—	93,936,304
Series B convertible preferred stock	—	48,978,730
Unvested restricted common stock and restricted stock units	5,988,252	36,925,340
Options to purchase common stock	4,582,566	7,484,908
Estimated shares issued if success payment valuation occurred at September 30, 2015 (1)	2,088,965	—

Total	12,659,783	284,047,955

(1)	Represents the number of shares that would be issued if the success payment valuation date had been September 30, 2015. The Company’s common stock price per share was $40.69 at September 30, 2015 which would have resulted in a success payment of $85 million ($75 million for FHCRC and $10 million for MSK). The number of shares issued is calculated by dividing the $85 million success payment by the stock price per share of $40.69 at September 30, 2015. At September 30, 2014 the stock price was below the threshold that would require a payment to FHCRC or MSK, therefore no shares are included.

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

The elements of the purchase consideration are as follows (in thousands):

Cash paid (1)	$58,496
Common stock issued (2)	22,165
Fair value of contingent consideration (3)	28,244

Total consideration for 95.24% equity	108,905

Fair value of 4.76% initial investment in Stage (4)	3,682

Implied purchase price consideration for 100% equity	$112,587

(1)	The cash consideration represents the consideration paid in cash amounting to €52.5 million which is translated based on an exchange rate of 1.1142 EUR/USD on May 11, 2015.
(2)	Based on the share purchase agreement, the purchase consideration included 486,279 shares of the Company’s common stock. The closing stock price on the transaction date was $45.58 per share.
(3)	The fair value of the contingent consideration was determined by calculating the probability-weighted milestone payments based on the assessment of the likelihood and estimated timing that certain milestones would be achieved. The fair value of the contingent consideration is estimated using a discount rate of 14.6%. The discount rate captures the credit risk associated with the payment of the contingent consideration when earned and due.
(4)	The fair value of the initial investment is calculated as the implied per share fair value of the stock based upon the acquisition purchase price reduced by a lack of control discount associated with the 4.76% holding. Upon acquiring the remaining outstanding ownership interests in Stage, the Company remeasured its original equity interest to its fair value and recognized a $0.2 million gain during the nine months ended September 30, 2015, which was recorded in other income (expense) on the condensed consolidated statements of operations.

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

Transaction Costs

The Company incurred approximately $4.6 million of direct transaction costs related to the Stage and X-Body acquisitions for the nine months ended September 30, 2015. These costs are included in general and administrative expenses in the condensed consolidated statements of operations.

3. Collaboration and License Agreements

Celgene

In June 2015, the Company entered into a Master Research and Collaboration Agreement (“Collaboration Agreement”) with Celgene Corporation and Celgene RIVOT Ltd. (collectively, “Celgene”) pursuant to which the Company and Celgene agreed to collaborate on researching, developing, and commercializing novel cellular therapy product candidates and other immuno-oncology and immunology therapeutics, including, in particular, CAR and TCR product candidates. The Collaboration Agreement was amended and restated in August 2015. Pursuant to the collaboration, prior to the exercise of an option for a program, each of the Company and Celgene will conduct independent programs to research, develop, and commercialize such product candidates (including, in the case of the Company, its CD19 and CD22 programs). Each party has certain options to obtain either an exclusive license to develop and commercialize specified product candidates arising from specified types of programs conducted by the other party within the scope of the collaboration, or the right to participate in the co-development and co-commercialization of specified product candidates arising from such programs, in each case in specified territories. Further, following the exercise of an option, Celgene has the right to exercise an option for a specified number of such programs, excluding the CD19 program and the CD22 program, to co-develop and co-commercialize products arising out of such programs in certain countries, and each of Celgene and Company has the right to elect to participate in certain commercialization activities for products in such programs in territories where it is not leading commercialization of such product. The parties may exercise their options with respect to specified product candidates arising under programs within the scope of the collaboration until the tenth anniversary of the effective date of the Collaboration Agreement (the “Research Collaboration Term”), subject to a tail period applicable to certain programs, for which options have not yet been exercised as of the expiration of the Research Collaboration Term.

For Company-originated programs (which may include the CD19 program and the CD22 program) under the collaboration for which Celgene exercises its option to obtain an exclusive license:

•	The Company would be responsible for research and development in the United States, Canada, and Mexico, and, for cellular therapy product candidates, China, and would retain commercialization rights and would lead commercialization activities and book sales of products in those countries (the “Juno Territory”), subject to Celgene’s option, for a specified number of programs, to elect to co-develop and co-commercialize product candidates arising from such programs, or for other programs, to elect to participate in certain commercialization activities in the Juno Territory, as further described below. Under all such license agreements, the Company has the right to participate in specified commercialization activities arising from such programs in certain major European markets;

•	On a program-by-program basis, Celgene would receive an exclusive license, and pursuant to such license would be responsible for, development and commercialization outside of the Juno Territory (the “Celgene Territory”), including by leading commercialization activities and booking sales of products in the Celgene Territory. Celgene would be required to pay the Company a royalty on sales of products arising from such program in the Celgene Territory as further described below; and

•	For Company-originated programs, excluding CD19 and CD22, Celgene would have the right to exercise an option for a specified number of such programs, to obtain the right to co-develop and co-commercialize products arising from such program worldwide, except for China. For each such program, following Celgene’s exercise of such option, the parties would enter into an agreed form of co-development and co-commercialization agreement, pursuant to which:

•	Celgene would have the right to co-develop and co-commercialize product candidates arising from such programs, with the parties each entitled to bear and receive an equal share of the profits and losses arising from development and commercialization activities in such programs worldwide (other than China); and

•	The Company would remain the lead party for development and commercialization activities for such product candidates in the Juno Territory, and Celgene would remain the lead party for development and commercialization activities for such product candidates in the Celgene Territory, subject to the Company’s right to participate in certain commercialization activities in certain major European countries, and Celgene’s right to elect to participate in a specified percentage of commercialization activities in the Juno Territory.

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

In addition to an upfront cash payment of approximately $150.2 million under the Collaboration Agreement, Celgene is required to pay to the Company an additional fee if it exercises its option for each of the CD19 Program and the CD22 Program, totaling, if the options are exercised for both programs during the initial opt-in window, $100.0 million. Upon a party’s exercise of the option for any other program (other than certain in-licensed or acquired programs where a party exercises its option at the time such program is acquired), the party exercising the option is required to pay to the other party a payment at the time of exercise of its option, calculated as a multiple of the costs incurred by the other party in relation to the development activities for such program prior to the exercise of the option, with such multiple based on the point in development of such product at which such party exercises such option. For programs for which the parties have entered into a license agreement, the Company will also receive royalties from Celgene, for product candidates arising from the CD19 and CD22 programs, at a percentage in the mid-teens of net sales of such product candidates in the Celgene Territory, and for product candidates arising from other Company programs that are subject to a license agreement, tiered royalties on net sales of such product candidates in the Celgene Territory, at percentages ranging from the high single digits to the mid-teens, calculated based on the stage of development at which Celgene exercises its option for such program.

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

•	First Acquisition Right. During the period beginning on June 29, 2019 and ending on June 28, 2020, subject to Celgene opting in to a certain number of Company programs under the Collaboration Agreement, Celgene will have the right (the “First Acquisition Right”) to purchase up to such number of shares that will allow Celgene to have ownership of 19.99% of the then-outstanding shares of the Company’s common stock (after giving effect to such purchase) at the closing price of the common stock on the principal trading market (currently The NASDAQ Global Select Market) on the date of exercise (the “FAR Base Price”), plus a premium on all shares in excess of the number of shares for which Celgene would then be able to purchase if it then had a top-up right as described in the preceding paragraph.

•	Second Period Top-Up Rights. After the closing of the purchase of shares upon the exercise of the First Acquisition Right until the SAR Termination Date (as defined below), in the event that Celgene has been diluted after exercising the First Acquisition Right, the Company will, following the filing of each Annual Report on Form 10-K filed by the Company, offer Celgene the right to purchase additional shares from the Company at 105% of market average price, allowing Celgene to “top up” to an ownership interest (after giving effect to such purchase) equal to the percentage ownership of shares that Celgene obtained upon exercise of the First Acquisition Right, subject to adjustment downward in certain circumstances. If Celgene does not exercise its top-up right in full in any year in which it is offered such right by the Company, then the percentage of ownership targeted for a top-up stock purchase for the next year it is offered such top-up right will be reduced to Celgene’s percentage ownership at the time of such non-exercise or partial exercise (after giving effect to the issuance of shares in any partial exercise). The “SAR Termination Date” is the later of (a) June 29, 2025, and (b) the earlier of (x) the date that is 6 months following the date that the conditions to the exercise of the Second Acquisition Right (as defined herein) are satisfied and (y) December 29, 2025.

•	Second Acquisition Right. During the period beginning on June 29, 2024 and ending on the SAR Termination Date, subject to each of Celgene and the Company opting into a certain number of programs under the Collaboration Agreement, and provided that Celgene exercised the First Acquisition Right so as to obtain an aggregate percentage ownership of at least 17% of the Company, Celgene will have the right (the “Second Acquisition Right”) to purchase up to such number of shares that will allow Celgene to have ownership of 30% of the then-outstanding shares of the Company’s common stock (after giving effect to such purchase) at the closing price of the common stock on the principal trading market on the date of exercise (the “SAR Base Price”), plus a premium on all shares in excess of the number of shares for which Celgene would then be able to purchase if it then had a top-up right as described in the preceding paragraph.

•	Final Top-Up Rights. Following the closing of the purchase of shares upon the exercise of the Second Acquisition Right and until the Collaboration Agreement expires or is terminated, Celgene would have the annual right, in the event that Celgene has been diluted after exercising the Second Acquisition Right, following the filing of each Annual Report on Form 10-K filed by the Company, to purchase additional shares from the Company at a price equal to 105% of market average price, allowing it to “top up” to the percentage ownership it had attained upon exercising the Second Acquisition Right, less 250 basis points, subject to adjustment downward in certain circumstances. If Celgene does not exercise its top-up right in full in any given year, then the percentage of ownership targeted for a top-up stock purchase for the next year will be reduced to Celgene’s percentage ownership at the time of such non-exercise or partial exercise (after giving effect to the issuance of shares in any partial exercise). These rights and the other described top-up rights, as well as the First Acquisition Right and Second Acquisition Right, may be limited or eliminated in certain circumstances when and if Celgene disposes of any of its shares.

The First Period Top-Up Rights, Second Period Top-Up Rights and Third Period Top-Up Rights are collectively referred to herein as the “Top-Up Rights”. The First Acquisition Right and Second Acquisition Right are collectively referred to herein as the “Acquisition Rights”.

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

Accounting Analysis

The Company’s Collaboration Agreement with Celgene contains the following deliverables: (1) access to certain of the Company’s technology through a non-exclusive, worldwide, royalty-free right and license to conduct certain activities under the collaboration, and (2) participation on various collaboration committees. The Company considered the provisions of the multiple-element arrangement guidance in determining how to recognize the revenue associated with the two deliverables. The Company has accounted for access to certain of the Company’s technology and participation on various collaboration committees as a single unit of accounting because the two deliverables do not have standalone value and both obligations will be delivered throughout the estimated period of performance.

Under the terms of the Collaboration Agreement, the Company received an upfront cash payment of $150.2 million. The Company has identified the initial consideration for the Collaboration Agreement, which is the best estimated selling price, as the $150.2 million upfront payment under the Collaboration Agreement. The Company determined that each of the identified deliverables have the same period of performance (the ten year research collaboration term) and have the same pattern of revenue recognition, ratably over the period of performance. As a result, the $150.2 million in arrangement consideration will be recognized over the ten year research collaboration term. The Company recognized revenue of $1.3 million in the three and nine months ended September 30, 2015 in connection with the Collaboration Agreement.

The Company has also evaluated its own options pertaining to Celgene’s programs. If the Company exercises any of its options, it is required to make a payment equal to a percentage of the costs incurred by Celgene prior to the exercise of the option in connection with the research and development activities and regulatory activities for such development candidate. The percentage of costs to be paid varies based on the point in development of such product at the time the Company exercises its option. The Company will account for the payments as research and development expense upon the exercise of the related option. The Company determined that payments related to licenses that will be used in future research and development activities with no proven alternative future use at the time of acquisition by the Company should be expensed when incurred in accordance with the Company’s accounting policy.

In addition, Celgene purchased 9,137,672 shares of the Company’s common stock at a price of $93.00 per share, resulting in gross proceeds of $849.8 million. The Company determined that this initial purchase of common stock combined with the embedded future stock purchase rights had a fair value of $849.8 million and this amount was recorded in equity.

The Company evaluated and determined that the Top-Up Rights and Acquisition Rights granted to Celgene under the Purchase Agreement are not freestanding instruments as these rights are not legally detachable and separately exercisable from the Company’s common stock. In addition, the Company has further assessed whether the Top-Up Rights and Acquisition Rights should be accounted for as derivative instruments and determined that derivative accounting does not apply. The Company determined that the Top-Up Rights and Acquisition Rights are embedded and inseparable from the initial stock purchase and no subsequent remeasurement is necessary.

Fred Hutchinson Cancer Research Center

In October 2013, the Company entered into a collaboration agreement with FHCRC, focused on research and development of cancer immunotherapy products. The agreement has a six year term and can be extended if mutually agreed upon. The research is conducted under project orders containing plans and budgets approved by the parties. The Company recognized $3.1 million and $1.9 million of research and development expenses in connection with its collaboration agreement with FHCRC for the three months ended September 30, 2015 and 2014, respectively, and $7.5 million and $4.1 million for the nine months ended September 30, 2015 and 2014, respectively.

The Company granted FHCRC rights to certain share-based success payments. Under the terms of this arrangement, the Company may be required to make success payments to FHCRC based on increases in the estimated fair value of the Company’s common stock. The potential payments are based on multiples of increased value ranging from 5x to 40x based on a comparison of the fair value of the common stock relative to its original $4.00 issuance price. The payments are based on whether the value of the Company’s common stock meets or exceeds certain specified threshold values ascending from $20.00 per share to $160.00 per share, in each case subject to adjustment for any stock dividend, stock split, combination of shares, or other similar events. The aggregate success payments to FHCRC are not to exceed $375 million which would only occur at a stock valuation of $160.00 per share. In June 2014, the Company entered into an agreement with FHCRC in which it can offset certain indirect costs related to the collaboration projects conducted by FHCRC against any success payments. The term of the success payment agreement ranges from eight to eleven years depending upon when or if the company receives FDA approval of certain of its product candidates as specified in the agreement.

The following table summarizes the potential success payments, which are payable in cash or publicly-traded equity at the Company’s discretion:

Multiple of Equity Value at issuance	5.0	x	7.5	x	10.0	x	15.0	x	20.0	x	25.0	x	30.0	x	35.0	x	40.0	x
Per share common stock price required for payment	$20.00		$30.00		$40.00		$60.00		$80.00		$100.00		$120.00		$140.00		$160.00
Success payment(s) (in millions)	$10		$25		$40		$50		$50		$50		$50		$50		$50

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

The Company’s liability for share-based success payments under the FHCRC collaboration is carried at fair value and recognized as expense over the term of the six-year collaboration agreement. To determine the estimated fair value of the success payment liability the Company uses a Monte Carlo simulation methodology which models the future movement of stock prices based on several key variables. The following variables were incorporated in the calculation of the estimated fair value of the success payment liability as of the following balance sheet dates:

Assumptions	September 30, 2015	December 31, 2014
Fair value of common stock	$40.69	$52.22
Risk free interest rate	1.57%-1.96%	1.94%-2.16%
Expected volatility	75%	75%
Expected term (years)	6.05-9.05	6.79-9.79

The computation of expected volatility was estimated using a combination of available information about the historical volatility of stocks of similar publicly-traded companies for a period matching the expected term assumption and our historical volatility. The risk free interest rate and expected term assumptions ranged from 1.57% to 1.96% and 6.05 to 9.05 years, respectively, depending on the estimated timing of FDA approval. In addition, the Company incorporated the estimated number and timing of valuation measurement dates in the calculation of the success payment liability. As of September 30, 2015 and December 31, 2014, the estimated fair value of the total success payment obligation to FHCRC was approximately $118.3 million and $139.1 million, respectively. The Company recognized a gain in research and development expense of $15.3 million in the three months ended September 30, 2015 compared with an expense of $0.8 million in the three months ended September 30, 2014. The Company recognized research and development expense of $14.6 million and $1.1 million in the nine months ended September 30, 2015 and 2014, respectively. The gain and expense associated with the success payment obligation is amortized to research and development expense using the accelerated attribution method over the service period. The gain recorded in the three months ended September 30, 2015 was due to the decline in the Company’s common stock price at September 30, 2015 compared to June 30, 2015, partially offset by an additional three months of expense. The success payment liabilities as of September 30, 2015 and December 31, 2014 were

$75.8 million and $61.2 million, respectively. If the fair value of the Company’s common stock at the first valuation measurement date in December 2015 remains at its September 30, 2015 value of $40.69, the Company will be required to make a $75 million payment to FHCRC, payable in cash or stock at the Company’s discretion.

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

Memorial Sloan Kettering Cancer Center

In November 2013, the Company entered into a sponsored research agreement with MSK, focused on research and development relating to chimeric antigen receptor T cell technology. The research is conducted under project orders containing plans and budgets approved by the parties. The Company also entered into a master clinical study agreement with MSK for clinical studies to be conducted at MSK on the Company’s behalf. Each such study will be conducted in accordance with a written plan and budget and protocol, or separate clinical trial agreement, approved by the parties. The Company recognized $1.0 million and $0.7 million of research and development expenses in connection with its research and clinical agreements with MSK for the three months ended September 30, 2015 and 2014, respectively, and $3.8 million and $1.3 million for the nine months ended September 30, 2015 and 2014, respectively.

The Company granted MSK rights to certain share-based success payments. Under the terms of this arrangement, the Company may be required to make success payments to MSK based on the increases in the estimated fair value of the Company’s common stock. The potential payments are based on multiples of increased value ranging from 10x to 30x based on a comparison of the fair value of the common stock relative to its original $4.00 issuance price. The payments are based on whether the value of the Company’s common stock meets or exceeds certain specified threshold values ascending from $40.00 per share to $120.00 per share, in each case subject to adjustment for any stock dividend, stock split, combination of shares, or other similar events. The aggregate success payments to MSK are not to exceed $150 million, which would only occur at a stock valuation of $120.00 per share. The term of the success payment agreement ranges from eight to eleven years depending upon when or if the company receives FDA approval of certain of its product candidates as specified in the agreement.

The following table summarizes the potential success payments, which are payable in cash or publicly-traded equity at the Company’s discretion:

Multiple of Equity Value at issuance	10.0	x	15.0	x	30.0	x
Per share common stock price required for payment	$40.00		$60.00		$120.00
Success payment(s) (in millions)	$10		$70		$70

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

The Company’s liability for share-based success payments under the MSK collaboration is carried at fair value and recognized as expense over the term of the five-year collaboration agreement. To determine the estimated fair value of the success payment liability the Company uses a Monte Carlo simulation methodology which models the future movement of stock prices based on several key variables. The following variables were incorporated in the calculation of the estimated fair value of the success payment liability as of the following balance sheet dates:

Assumptions	September 30, 2015	December 31, 2014
Fair value of common stock	$40.69	$52.22
Risk free interest rate	1.59%-1.97%	1.95%-2.16%
Expected volatility	75%	75%
Expected term (years)	6.14-9.14	6.89-9.89

The computation of expected volatility was estimated using a combination of available information about the historical volatility of stocks of similar publicly-traded companies for a period matching the expected term assumption and our historical volatility. The risk free interest rate and expected term assumptions ranged from 1.59% to 1.97% and 6.14 to 9.14 years, respectively, depending on the estimated timing of FDA approval. In addition, the Company incorporated the estimated number and timing of valuation measurement dates in the calculation of the success payment liability. As of September 30, 2015 and December 31, 2014, the estimated fair value of the total success payment obligation to MSK was approximately $45.6 million and $56.8 million, respectively. The Company recognized a gain in research and development expense of $10.3 million in the three months ended September 30, 2015 compared with an expense of $0.3 million in the three months ended September 30, 2014. The Company recognized a research and development expense of $2.7 million and $0.4 million in the nine months ended September 30, 2015 and 2014, respectively. The expense associated with the success payment obligation is amortized to research and development expense using the accelerated attribution method over the service period. The gain recorded in the three months ended September 30, 2015 was due to the decline in the Company’s common stock price at September 30, 2015 compared to June 30, 2015, partially offset by an additional three months of expense. The success payment liabilities as of September 30, 2015 and December 31, 2014 were $26.4 million and $23.7 million, respectively. If the fair value of the Company’s common stock at the first valuation measurement date in December 2015 remains at its September 30, 2015 value of $40.69, the Company will be required to make a $10 million payment to MSK, payable in cash or stock at the Company’s discretion.

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

In April 2015, the Company and St. Jude agreed to settle the Penn litigation with Penn and Novartis. In connection with such settlement, in April 2015, the Company entered into a sublicense agreement (the “Penn/Novartis Sublicense Agreement”) with Penn and an affiliate of Novartis pursuant to which the Company granted to Novartis a non-exclusive, royalty-bearing sublicense under certain patent rights, including the ‘645 Patent, to develop, make, and commercialize licensed products and licensed services for all therapeutic, diagnostic, preventative, and palliative uses. This sublicense is not sublicensable without the Company’s prior written consent, although Novartis may authorize third parties to act on its behalf with respect to the manufacture, development, or commercialization of Novartis’ licensed products and licensed services. Under the Penn/Novartis Sublicense Agreement, Novartis paid the Company an initial license fee of $12.3 million, which was recorded as revenue for the nine months ended September 30, 2015. In addition, Novartis is also required to pay mid-single digit royalties on the U.S. net sales of products and services related to the disputed contract and patent claims (the “Royalty Payments”), a low double digit percentage of the royalties Novartis pays to Penn for global net sales of those products (the “Penn Royalty Payments”), and milestone payments upon the achievement of specified clinical, regulatory, and commercialization milestones for licensed products (the “Milestone Payments”). If the Company achieves any of the milestones with respect to its own products leveraging the same patents, prior to Novartis, the related Milestone Payment will be reduced by 50%. In addition, if the Company achieves any milestone after Novartis, the Company will reimburse Novartis 50% of any Milestone Payment previously paid by Novartis to the Company in respect of such milestone. These milestones largely overlap with the milestones for which the Company may owe a payment to St. Jude under the St. Jude License Agreement and the Milestone Payments would in effect serve to partially offset the Company’s obligations to St. Jude with respect to such milestones.

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

Seattle Children’s Research Institute

In February 2014, the Company entered into a sponsored research agreement with Seattle Children’s Research Institute (“SCRI”) pursuant to which the Company committed to provide research funding to SCRI totaling not less than $2.1 million over a period of five years. Effective April 1, 2015, the sponsored research agreement was amended to extend the term of the agreement through April 2020, thereby increasing the minimum funding obligations by an additional $0.3 million. The research is conducted under project orders containing plans and budgets approved by the parties. The Company has also entered into clinical support and manufacturing services agreements with SCRI related to the Company’s JCAR017 trials. The clinical support agreement includes a commitment by the Company to provide funding to SCRI totaling not less than $3.8 million over a period of five years. The Company recognized $1.1 million and $0.2 million of research and development expenses in connection with its sponsored research, clinical support and manufacturing services agreements with SCRI for the three months ended September 30, 2015 and 2014, respectively. The Company recognized expense of $1.4 million and $0.3 million in connection with its sponsored research, clinical support and manufacturing services agreements with SCRI for the nine months ended September 30, 2015 and 2014, respectively.

In February 2014, the Company entered into a license agreement with SCRI that grants the Company an exclusive, worldwide, royalty-bearing sublicensable license to certain patent rights to develop, make and commercialize licensed products and to perform licensed services for all therapeutic, prophylactic, and diagnostic uses. Effective June 2015, the license agreement was amended to include additional patent rights. The Company paid $0.2 million in the nine months ended September 30, 2014 for the upfront license fee, which was recorded as research and development expense.

The Company is required to pay to SCRI annual license maintenance fees, creditable against royalties and milestone payments due to SCRI, of $50,000 per year for the first five years and $0.2 million per year thereafter.

The Company also agreed to pay SCRI milestone payments and royalties as a percentage of net sales of licensed products and licensed services. Milestone payments to SCRI related to licensed products, including JCAR014 and JCAR017, are triggered upon the achievement of specified clinical, regulatory, and commercialization milestones and are not creditable against future royalties. The Company may terminate the license agreement for any reason with advance written notice.

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

Fate Therapeutics

In May 2015, the Company entered into a collaboration and license agreement with Fate Therapeutics, Inc. (“Fate Therapeutics”), to identify and utilize small molecules to modulate the Company’s genetically-engineered T cell product candidates to improve their therapeutic potential for cancer patients. The Company paid an upfront fee of

$5.0 million in cash and purchased 1,000,000 shares in Fate Therapeutics common stock at a purchase price of $8.00 per share, representing an approximately 5% ownership interest in Fate Therapeutics. The $5.0 million upfront fee and the premium paid for the common stock of $0.8 million were recorded as research and development expense in the nine months ended September 30, 2015. The investment in Fate Therapeutics is classified as available-for-sale, and reported at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss). The Company also agreed to provide Fate Therapeutics with research funding of $2.0 million per year during the initial four year research term. The Company has an option to extend the collaboration for two additional years, subject to payment of an extension fee and additional annual research funding. Under the collaboration and license agreement, for each product developed by the Company that incorporates modulators identified through the collaboration, the Company will also be required to pay Fate Therapeutics target selection fees and milestone payments upon achievement of clinical, regulatory, and commercial milestones, as well as low single-digit royalties on net sales. The Company can terminate the agreement at will upon advance written notice, but such termination may not be effective any earlier than May 2017. In addition to the upfront fee of $5.0 million and the premium paid for the common stock of $0.8 million, the Company recognized $0.5 million and $0.8 million of research and development expenses in connection with its collaboration agreement with Fate Therapeutics for the three and nine months ended September 30, 2015, respectively.

Editas Medicine

In May 2015, the Company entered into a collaboration and license agreement with Editas Medicine, Inc. (“Editas”), to pursue research programs utilizing Editas’ genome editing technologies with Juno’s CAR and TCR technologies. The Company paid an upfront fee of $25.0 million in cash, which was recorded as research and development expense in the three and nine months ended September 30, 2015. The Company also agreed to provide Editas with research funding of up to $22.0 million over the initial five year research term. The Company and Editas may mutually agree to extend the collaboration for two additional years, subject to payment of extension fees. Editas is also eligible to receive future research, regulatory, and commercial sales milestones for each program. Following the approval of any products resulting from the alliance, Editas is also eligible to receive tiered royalties. The Company can terminate the agreement at will upon advance written notice. In addition to the upfront fee of $25.0 million, the Company recognized $0.8 million and $1.0 million of research and development expenses in connection with its collaboration agreement with Editas for the three and nine months ended September 30, 2015, respectively.

4. Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	September 30, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$389,125	$—	$—	$389,125
Commercial paper	98,822	—	—	98,822
U.S. government and agency securities	56,963	4	—	56,967
Corporate debt securities	13,972	—	—	13,972

Total cash equivalents	558,882	4	—	558,886

Marketable securities:
Commercial paper	17,427	—	—	17,427
U.S. government and agency securities	476,167	118	(7)	476,278
Corporate debt securities	104,907	41	(19)	104,929

Total marketable securities	598,501	159	(26)	598,634

Long-term marketable securities:
U.S. government and agency securities	55,296	51	(2)	55,345
Corporate debt securities	39,233	46	(2)	39,277
Equity securities	7,190	—	(1,860)	5,330

Total long-term marketable securities	$101,719	$97	$(1,864)	$99,952

	December 31, 2014
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$223,745	$—	$—	$223,745
Commercial paper	13,294	—	—	13,294
U.S. government and agency securities	7,582	—	—	7,582
Corporate debt securities	1,702	—	—	1,702

Total cash equivalents	246,323	—	—	246,323

Marketable securities:
Commercial paper	1,999	—	—	1,999
U.S. government and agency securities	47,868	—	(21)	47,847
Corporate debt securities	29,863	—	(37)	29,826

Total marketable securities	79,730	—	(58)	79,672

Long-term marketable securities:
U.S. government and agency securities	34,898	—	(25)	34,873
Corporate debt securities	3,544	1	(7)	3,538

Total long-term marketable securities	$38,442	$1	$(32)	$38,411

The following table summarizes the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	September 30, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. government and agency securities	$53,961	$(7)	$—	$—	$53,961	$(7)
Corporate debt securities	44,416	(19)	—	—	44,416	(19)

Total marketable securities	98,377	(26)	—	—	98,377	(26)

Long-term marketable securities:
U.S. government and agency securities	16,111	(2)	—	—	16,111	(2)
Corporate debt securities	3,036	(2)	—	—	3,036	(2)
Equity securities	5,330	(1,860)	—	—	5,330	(1,860)

Total long-term marketable securities	$24,477	$(1,864)	$—	$—	$24,477	$(1,864)

	December 31, 2014
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized	Fair Value	Unrealized	Fair Value	Unrealized
Marketable securities:
U.S. government and agency securities	$43,332	$(21)	$—	$—	$43,332	$(21)
Corporate debt securities	26,611	(37)	—	—	26,611	(37)

Total marketable securities	69,943	(58)	—	—	69,943	(58)

Long-term marketable securities:
U.S. government and agency securities	33,873	(25)	—	—	33,873	(25)
Corporate debt securities	2,003	(7)	—	—	2,003	(7)

Total long-term marketable securities	$35,876	$(32)	$—	$—	$35,876	$(32)

The Company evaluated its securities for other-than-temporary impairment and considers the decline in market value for the securities to be primarily attributable to current economic and market conditions. For the debt securities, it is not more likely than not that the Company will be required to sell the securities, and the Company does not intend to do so prior to the recovery of the amortized cost basis. The unrealized loss for equity securities is related to the Company’s investment in Fate Therapeutics. The Company has evaluated the near-term prospects of the Fate Therapeutics investment in relation to the severity and duration of the impairment and based on that evaluation, the Company has the ability and intent to hold this investment until a recovery of fair value. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of September 30, 2015 and December 31, 2014.

All of our marketable securities have an effective maturity date of two years or less and are available for use and therefore classified as available-for-sale.

5. Fair Value Measurements

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$389,125	$—	$—	$389,125
Commercial paper	—	116,249	—	116,249
U.S. government and agency securities	—	588,590	—	588,590
Corporate debt securities	—	158,178	—	158,178
Equity securities	5,330	—	—	5,330

Total financial assets	$394,455	$863,017	$—	$1,257,472

Financial Liabilities:
Fair value of success payments liabilities attributable to the elapsed service period	$—	$—	$102,204	$102,204
Contingent consideration	—	—	38,391	38,391

Total financial liabilities	$—	$—	$140,595	$140,595

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$223,745	$—	$—	$223,745
Commercial paper	—	15,293	—	15,293
U.S. government and agency securities	—	90,302	—	90,302
Corporate debt securities	—	35,066	—	35,066

Total financial assets	$223,745	$140,661	$—	$364,406

Financial Liabilities:
Fair value of success payments liabilities attributable to the elapsed service period	$—	$—	$84,920	$84,920

Total financial liabilities	$—	$—	$84,920	$84,920

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

	Success Payments Liabilities	Contingent Consideration	Total
Balance at December 31, 2014	$84,920	$—	$84,920
Additions	—	37,188	37,188
Changes in fair value (1)	17,284	1,203	18,487

Balance at September 30, 2015	$102,204	$38,391	$140,595

(1)	Changes in fair value for success payments liabilities and contingent consideration is recorded in research and development expense in the condensed consolidated statements of operations.

As of September 30, 2015, the estimated fair value of the success payment obligations was approximately $163.9 million, of which $102.2 million represents the portion attributable to the valuation measurement dates and the associated elapsed service period. See Note 3, Collaboration and License Agreements, for additional discussion of estimated fair value of the success payment obligations.

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

The significant unobservable inputs used in the measurement of fair value of the Company’s contingent consideration are probabilities of successful achievement of the milestones, the period in which these milestones are expected to be achieved ranging from 2015 to 2043, and a discount rate of 16.5%. Significant increases or decreases in any of the probabilities of success would result in a significantly higher or lower fair value measurement, respectively. Significant increases or decreases in these other inputs would result in a significantly lower or higher fair value measurement, respectively.

As of September 30, 2015, the estimated fair value of the contingent consideration associated with the Stage acquisition was $29.6 million. The Company recognized an expense of $1.3 million in research and development expense in the nine months ended September 30, 2015 related to the change in fair value of the contingent consideration. As of September 30, 2015, the estimated fair value of the contingent consideration associated with the X-Body acquisition was $8.8 million. The Company recognized a gain of $0.1 million in research and development expense in the nine months ended September 30, 2015 related to the change in fair value of the contingent consideration.

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Accrued research and development expenses	$6,674	$2,724
Accrued clinical expenses	5,346	564
Accrued bonus expense	4,161	3,106
Accrued milestones	2,835	—
Accrued legal expenses	2,805	4,309
Accrued employee expenses	1,924	531
Accrued construction in progress	1,130	—
Accrued offering costs	—	1,456
Other	4,029	1,887

Total accrued liabilities	$28,904	$14,577

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

At September 30, 2015, $0.4 million of the build-to-suit lease obligation, representing the expected reduction in the liability over the next twelve months, is classified as a current liability and the remaining $9.4 million is classified as a non-current liability on the balance sheet.

8. Stock-Based Compensation

Restricted Stock and RSUs

A summary of the Company’s restricted stock and RSU activity for the nine months ended September 30, 2015 is as follows:

	Shares	Weighted Average Fair Value at Date of Grant per Share
Unvested shares as of December 31, 2014	8,352,714	$1.46
Granted	247,347	51.26
Vested	(2,585,220)	0.45
Forfeited	(26,589)	0.60

Unvested shares as of September 30, 2015	5,988,252	$2.31

Management estimates expected forfeitures and recognizes compensation costs only for those equity awards expected to vest.

For the three months ended September 30, 2015 and 2014, the Company recognized $2.9 million and $1.2 million, respectively, in compensation cost related to vested restricted stock, of which $1.6 million and $0.4 million, respectively, was related to service providers other than our employees, scientific founders, and directors, including $1.2 million and $0.4 million, respectively, for a former co-founding director who became a consultant upon his departure from the board of directors. Of the compensation cost for the three months ended September 30, 2015 and 2014 related to vested restricted stock, $1.9 million and $0.3 million, respectively, was classified as research and development expense and $1.0 million and $0.9 million, respectively, was classified as general and administrative expense.

For the nine months ended September 30, 2015 and 2014, the Company recognized $9.1 million and $2.8 million, respectively, in compensation cost related to vested restricted stock, of which $5.6 million and $0.9 million, respectively, was related to service providers other than our employees, scientific founders, and directors, including $4.8 million and $0.9 million, respectively, for a former co-founding director who became a consultant upon his departure from the board of directors. Of the compensation cost for the nine months ended September 30, 2015 and 2014 related to vested restricted stock, $6.7 million and $0.6 million, respectively, was classified as research and development expense and $2.4 million and $2.2 million, respectively, was classified as general and administrative expense.

As of September 30, 2015, there was $15.3 million of total unrecognized compensation cost related to non-vested restricted stock and RSUs held by employees, scientific founders, and directors. As of September 30, 2015, the Company expects to recognize these costs over a remaining weighted average period of 2.57 years.

Stock Options

A summary of the Company’s stock option activity for the nine months ended September 30, 2015 is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Oustanding as of December 31, 2014	2,720,351	$7.23	9.75	122,390
Granted	2,010,836	49.60
Exercised	(132,902)	6.77
Cancelled	(15,719)	46.17

Oustanding as of September 30, 2015	4,582,566	$25.71	9.13	$86,515

Exercisable as of September 30, 2015	652,736	$14.35	8.98	$18,072

The fair value of each stock option granted has been determined using the Black-Scholes option pricing model. The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted to employees and consultants during the nine months ended September 30, 2015 included the following:

Assumptions	Nine Months Ended September 30, 2015
Risk free interest rate	1.53% - 2.35%
Expected volatility	75%-80%
Expected life (years)	6.02-10 years
Expected dividend yield	0%

For employees, scientific founders, and directors, the expected life was calculated based on the simplified method as permitted by the SEC Staff Accounting Bulletin No. 110, Share-Based Payment. For other service providers, the expected life was calculated using the contractual term of the award. Management’s estimate of expected volatility was based on available information about the historical volatility of stocks of similar publicly-traded companies for a period matching the expected term assumption. The risk-free interest rate is based on a U.S. Treasury instrument whose term is consistent with the expected life of the stock options. In addition to the assumptions above, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The weighted average grant date fair value of options granted for the nine months ended September 30, 2015 was $33.40 per share.

For the three months ended September 30, 2015, the Company recognized $6.0 million in compensation expense related to stock options, of which $0.2 million was related to service providers other than our employees, scientific founders, and directors. Of the compensation costs related to stock options, for the three months ended September 30, 2015, $2.5 million was classified as research and development expense and $3.5 million was classified as general and administrative expense.

For the nine months ended September 30, 2015, the Company recognized $12.4 million in compensation expense related to stock options, of which $0.7 million was related to service providers other than our employees, scientific founders, and directors. Of the compensation costs related to stock options, for the nine months ended September 30, 2015, $5.4 million was classified as research and development expense and $7.0 million was classified as general and administrative expense.

As of September 30, 2015, there was $67.1 million of total unrecognized compensation costs related to employees’ and directors’ stock options, which costs the Company expects to recognize over a remaining weighted average period of 3.09 years.

9. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) and the adjustments to other comprehensive income (loss) are as follows (in thousands):

	Foreign currency translation adjustments	Net unrealized gains (losses) on available-for-sale investments	Accumulated other comprehensive income (loss)
Balance at December 31, 2014	$—	$(90)	$(90)
Other comprehensive income (loss)	232	(1,540)	(1,308)

Balance at September 30, 2015	$232	$(1,630)	$(1,398)

10. Income Taxes

The Company recorded an income tax benefit of $1.6 million on a pre-tax loss of $155.7 million for the nine months ended September 30, 2015. Of the $1.6 million total tax benefit, $0.5 million relates to the Juno GmbH net loss incurred in the period from May 11, 2015 to September 30, 2015, as the Company has determined that it is more-likely-than-not that it will realize the benefit of these losses. The remaining $1.1 million of income tax benefit relates to the release of valuation allowance on the U.S. deferred tax assets as a result of the deferred tax liabilities established for definite lived intangible assets from the acquisition of X-Body.

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

The Company applies judgment in the determination of the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. As of September 30, 2015 and December 31, 2014, the Company had no material unrecognized tax benefits.

The Collaboration Agreement with Celgene became effective on July 31, 2015. In addition, on August 4, 2015 the Initial Closing under the Purchase Agreement with Celgene occurred. The Company has determined that the $849.8 million in consideration allocable to the sale of the Company’s shares and future rights to purchase shares of common stock of the Company under the Purchase Agreement will not result in gain or loss in accordance with Section 1032 of the Internal Revenue Code. The Company has determined that the $150.2 million consideration allocable to the upfront payment for the Collaboration Agreement is fully taxable, partially in 2015, with the remainder in 2016.

11. Commitments and Contingencies

Leases

The Company has an operating lease for 23,191 square feet of office and laboratory space located in Seattle, Washington, which expires on June 27, 2017. The Company may terminate the lease agreement with 120 days’ notice after March 31, 2016. In November 2014, the Company entered into an operating lease for an additional 17,841 square feet of office and laboratory space located in the same building in Seattle, Washington as the Company’s existing leased space. The lease began in December 2014 and expires June 29, 2017. The Company may terminate the lease agreement with 120 days’ notice after March 31, 2016. In September 2015, the Company entered into an operating lease for 22,000 square feet of office space located in Seattle, Washington. The lease expires on April 30, 2017, with an option to extend the term for up to 24 months.

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

In April 2015, the Company entered into a lease agreement for approximately 80,000 square feet of office and laboratory space in a to-be-constructed building to be located in Seattle, Washington. The Company has since amended the lease agreement to expand the initial premises to approximately 161,000 square feet. The Company will also have three opportunities at certain points during the initial term to elect to expand the new premises to include additional space in the new building, subject to certain limitations. The anticipated commencement date of the lease is in or about March 2017. The initial term of the lease continues for 84 months from the first day of the first full month following the commencement date.

The Company has an operating lease for approximately 17,500 square feet of office and laboratory space located in Munich, Germany. In September 2015, the Company entered into a new lease for this space, which expires on September 30, 2025, with an option to extend for five years. The Company has an operating lease for approximately 2,100 square feet of office and laboratory space located in Göttingen, Germany. The lease for a portion of the space is cancellable by either party upon six weeks written notice; the lease for the remaining portion of the space expires on December 31, 2017.

The Company has an operating lease for approximately 3,500 square feet of office and laboratory space located in Waltham, Massachusetts. The lease expires on September 30, 2016 and is cancellable by the Company.

The Company records rent expense on a straight-line basis over the effective term of the lease, including any free rent periods. Rent expense for the three months ended September 30, 2015 and 2014 was $0.6 million and $0.2 million, respectively. Rent expense for the nine months ended September 30, 2015 and 2014 was $1.5 million and $0.7 million, respectively. The Company’s lease agreements also require payment of common area maintenance charges and other executory costs.

The following table summarizes the Company’s future minimum lease commitments as of September 30, 2015 (in thousands):

Year ending December 31:
2015	$1,086
2016	4,657
2017	5,779
2018	10,001
2019	10,232
Thereafter	47,621

Total minimum lease payments	$79,376

12. Related-Party Transactions

The Company is party to the Collaboration Agreement, the Purchase Agreement, a voting agreement, and a registration rights agreement with Celgene, who is a holder of more than 5% of the Company’s common stock. See Note 3, Collaboration and License Agreements.

13. Subsequent Events

In October 2015, the Company entered into an agreement with MSK under which it can offset certain indirect costs related to certain clinical trials conducted by MSK and funded by the Company against certain of the success payments that may become payable to MSK.

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

We have shown compelling evidence of tumor shrinkage in clinical trials with multiple cell-based product candidates to address refractory B cell lymphomas and leukemias. In the third quarter of 2015, we began a Phase II trial of JCAR015 that could support accelerated U.S. regulatory approval in adult relapsed/refractory B cell acute lymphoblastic leukemia (“ALL”) as early as 2017. We also began a Phase I/II trial with JCAR017 in adult relapsed/refractory B cell non-Hodgkin lymphoma (“NHL”), with the potential to move to a registration trial for that product candidate in late 2016 or early 2017.We are continuing to enroll patients in an ongoing Phase I/II trial for JCAR014 in relapsed/refractory NHL, and although we do not plan to move JCAR014 into registration trials, we plan to use this trial to explore important questions that may improve our platform overall. We are also planning to commence a combination Phase Ib clinical trial with one of our CD19-directed CAR product candidates and MedImmune’s investigational programmed cell death ligand 1 (“PD-L1”) immune checkpoint inhibitor, MEDI4736, by the end of 2015. We have also begun Phase I trials for four additional product candidates that target different cancer-associated proteins in hematological and solid organ cancers, and by early 2016, we plan to begin a Phase I trial for yet another product candidate against a different cancer-associated protein. We also expect to commence a Phase I trial of our CD19/4-1BBL “armored” CAR by early 2016, and a Phase I trial in each of our CD19/CD40L and CD19/IL-12 “armored” CARs later in 2016 or 2017. Although we had planned to initiate a Phase I trial in one or more B cell malignancies in early 2016 using a CD19-directed CAR product candidate that uses a fully human scFv, we are now planning to conduct additional preclinical studies prior to initiating such a trial.

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

We are devoting significant resources to process development and manufacturing in order to optimize the safety and efficacy of our product candidates, as well as our cost of goods and time to market. To date, we have leveraged our relationships with our founding institutions for manufacturing for our clinical trials; however, we are in the process of both establishing our own manufacturing facility and have begun manufacturing at a contract manufacturing organization (“CMO”) to support current Good Manufacturing Practices (“cGMP”) manufacturing to meet the expected demand needs of clinical supply and commercial launch.

Our goal is to carefully manage our fixed cost structure, maximize optionality, and drive long-term cost of goods as low as possible. The use of one or more CMOs with established cGMP infrastructure will increase the speed with which capacity can be brought on-line. We plan to complement the use of one or more CMOs by establishing our own cGMP manufacturing facility to be brought on-line after the first CMO. We have a ten-year lease to a facility that we are remodeling to support our clinical and commercial manufacturing activities. We believe that operating our own manufacturing facility will provide us with enhanced control of material supply for both clinical trials and the commercial market, will enable the more rapid implementation of process changes, and will allow for better long-term margins.

As of September 30, 2015, revenue of $1.3 million was generated from our Collaboration Agreement with Celgene. In addition, we generated revenue of $12.3 million from an upfront license payment in connection with the Penn/Novartis Sublicense Agreement entered into in April 2015. In the future, we may generate revenue from product sales, collaboration agreements, strategic alliances and licensing arrangements, or a combination of these. We expect that any revenue we generate will fluctuate from quarter to quarter and year to year as a result of the timing and amount of license fees, milestones, reimbursement of costs incurred and other payments and product sales, to the extent any are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval of them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

As of September 30, 2015, we had cash, cash equivalents, and marketable securities of $1.27 billion compared with $474.1 million as of December 31, 2014. Cash provided by operations for the nine months ended September 30, 2015 was $49.9 million compared with cash used in operations of $39.4 million for the nine months ended September 30, 2014. Included in cash provided by operations in the nine months ended September 30, 2015 is a $150.2 million upfront payment from the Celgene Collaboration Agreement, offset by $30.8 million in costs to acquire technology in the Editas and Fate Therapeutics collaborations. Included in net cash used in investing activities is $77.7 million of net cash used to acquire Stage and X-Body, and $7.2 million used to acquire the investment in Fate Therapeutics. Cash provided by financing activities includes $849.8 million from Celgene for the purchase of 9,137,672 shares of our common stock.

Recent Developments

During the third quarter of 2015, we had a number of corporate developments:

•	Our Collaboration Agreement with Celgene became effective on July 31, 2015, in connection with which we received an upfront cash payment of $150.2 million. On August 4, 2015, the Initial Closing under the Purchase Agreement with Celgene occurred, and we sold 9,137,672 shares of our common stock to Celgene for an aggregate cash purchase price of approximately $849.8 million.

•	We filed, and the FDA cleared, our IND for our Phase II trial with JCAR015 in adult relapsed/refractory ALL, which trial could support accelerated U.S. regulatory approval, and we began enrolling patients in the trial.

•	We completed remodeling of our leased manufacturing facility in Bothell, Washington, and commenced engineering runs at such facility.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. We evaluate goodwill for impairment annually during the second quarter and upon the occurrence of triggering events or substantive changes in circumstances that could indicate a potential impairment by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that the fair value of net asset are below their carrying amounts.

Intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date (which is regarded as their cost). Intangible assets related to in-process research and development (“IPR&D”) are treated as indefinite-lived intangible assets and not amortized until certain regulatory approval in specified markets is obtained in the case of X-Body, and in the case of Stage, when the acquired reagents or automation technology is accepted by the FDA as part of an IND, subject to management judgment. At that time, we will determine the useful life of the asset, reclassify the asset out of IPR&D and begin amortization. Intangible assets are reviewed for impairment at least annually or if indicators of potential impairment exist. There were no impairments as of September 30, 2015.

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

Build-to-Suit Lease Accounting

In February 2015, we entered into the Bothell Lease for a manufacturing facility, which lease commenced in March 2015. We are responsible for the leasehold improvements required to remodel the facility and we bear the majority of the construction risk. ASC 840-40, Leases – Sale-Leaseback Transactions (Subsection 05-5), requires us to be considered the owner of the building solely for accounting purposes, even though we are not the legal owner. As a result, we recorded an asset and build-to-suit lease obligation on our balance sheet as of September 30, 2015 equal to the fair value of the building.

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

Revenue

We recognize revenue for each unit of accounting when all of the following criteria are met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred or services have been rendered;

•	the seller’s price to the buyer is fixed or determinable; and

•	collectability is reasonably assured.

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in our consolidated balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue in current liabilities. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, less current portion.

We analyze agreements with more than one element, or deliverable, based on the guidance in ASC 605-25. We identify the deliverables within the agreement and evaluate which deliverables represent separate units of accounting. Analyzing the agreement to identify deliverables requires the use of judgment. A deliverable is considered a separate unit of accounting when the deliverable has value to the collaborator or licensee on a standalone basis based on the consideration of the relevant facts and circumstances for each agreement. In assessing whether an item has standalone value, we consider factors such as the research, manufacturing, and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, we consider whether the other deliverable(s) can be used for their intended purpose without the receipt of the remaining element(s), whether the value of the deliverable is dependent on the undelivered item(s) and whether there are other vendors that can provide the undelivered element(s).

Consideration received is allocated at the inception of the agreement to all identified units of accounting based on their relative selling price. The relative selling price for each deliverable is estimated using objective evidence if it is available. If objective evidence is not available, we use our best estimate of the selling price for the deliverable. Management may be required to exercise considerable judgment in estimating the selling prices of identified units of accounting under its agreements.

Options for future deliverables are considered substantive if, at the inception of the arrangement, we are at risk as to whether the collaboration partner will choose to exercise the option. Factors that we consider in evaluating whether an option is substantive include the overall objective of the arrangement, the benefit the collaborator might obtain from the arrangement without exercising the option, the cost to exercise the option and the likelihood that the option will be exercised. For arrangements under which an option is considered substantive, we do not consider the item underlying the option to be a deliverable at the inception of the arrangement and the associated option fees are not included in the initial consideration, assuming the option is not priced at a significant and incremental discount. Conversely, for arrangements under which an option is not considered substantive or if an option is priced at a significant and incremental discount, we would consider the item underlying the option to be a deliverable at the inception of the arrangement and a corresponding amount would be included in the initial consideration.

The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units. We recognize the revenue allocated to each unit of accounting over the period of performance. Revenue is recognized using either a proportional performance or straight-line method, depending on whether we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement.

There have been no other materials changes to our critical accounting policies from those described in Part II—Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2014 Annual Report.

Components of Operating Results

Revenue

To date, we have not generated any revenues from the sale of our products. Our revenues have been primarily derived from collaboration and license agreements.

Collaboration revenue is generated exclusively from our collaboration with Celgene. The terms of this arrangement contain multiple deliverables, which include (1) access to certain of our technology through a non-exclusive, worldwide, royalty-free right and license to conduct certain activities under the collaboration and (2) participation on various collaboration committees. We recognize revenue from upfront payments ratably over the term of our estimated period of performance under the arrangement. In addition to receiving upfront payments, we may also be entitled to option exercise fees.

We expect that any revenue we generate will fluctuate from period to period as a result of the timing and amount of opt-in payments and other payments from our collaboration and license agreements.

Research and Development

Research and development expenses represent costs incurred by us for the discovery, development, and manufacture of our product candidates and include: costs to acquire technology complimentary to our own, external research and development expenses incurred under arrangements with third parties, such as contract research organizations, CMOs, academic and non- profit institutions and consultants, salaries and personnel-related costs, including non-cash stock-based compensation, the estimated fair value of the liability attributable to the elapsed service period as of the balance sheet date associated with our success payments to FHCRC and MSK, changes in the estimated fair value of our contingent consideration liabilities, and other expenses, which include direct and allocated expenses for laboratory, facilities, and other costs.

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

Research and development activities account for a significant portion of our operating expenses. Excluding amounts attributable to changes in the estimated fair value of the success payment and contingent consideration liabilities and upfront fees to acquire technology, we expect our research and development expenses to increase over the next several years as we implement our business strategy which includes conducting existing and new clinical trials, manufacturing clinical trial and preclinical study materials, expanding our research and development and process development efforts, seeking regulatory approvals for our product candidates that successfully complete clinical trials, and costs associated with hiring additional personnel to support our research and development efforts. Research and development expense related to our success payments is unpredictable and may vary significantly from quarter to quarter and year to year due to changes in our stock price or other assumptions used in the calculation. A significant decline in the estimated value of the success payment liability may result in negative expense and possibly net income during the period. Amounts associated with the change in estimated fair value of the contingent consideration liabilities also may vary significantly from quarter to quarter and year to year due to changes in our assumptions used in the calculation. In addition, we expect to incur expense for acquisition of technology in the future, but the timing and amount of those expenses cannot be estimated with reliability and may also fluctuate from quarter to quarter and year to year.

General and Administrative

General and administrative expenses consist of salaries and personnel-related costs, including non-cash stock-based compensation, for our personnel in executive, legal, finance and accounting, and other administrative functions, non-litigation legal costs, costs associated with the Stage, X-Body, Celgene, Editas, and Fate transactions, as well as fees paid for accounting and tax services, consulting fees and facility costs not otherwise included in research and development expenses. Non-litigation legal costs include general corporate legal fees and patent costs.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2015 and September 30, 2014

The following table summarizes our results of operations for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$1,602	$—	$14,063	$—
Operating expenses:
Research and development	11,503	13,029	129,537	22,447
General and administrative	13,632	5,425	35,159	13,384
Litigation	—	1,364	6,025	4,987

Total operating expenses	25,135	19,818	170,721	40,818

Loss from operations	(23,533)	(19,818)	(156,658)	(40,818)
Interest income, net	356	—	709	—
Other income (expenses)	—	—	233	(10,718)

Loss before income taxes	(23,177)	(19,818)	(155,716)	(51,536)
(Provision) benefit for income taxes	(63)	—	1,553	—

Net loss	$(23,240)	$(19,818)	$(154,163)	$(51,536)

Revenue

Revenue was $1.6 million and $14.1 million in the three and nine months ended September 30, 2015, respectively, which includes $1.3 million in revenue related to the Celgene collaboration. Included in revenue in the nine months ended September 30, 2015 is $12.3 million received in connection with the Novartis sublicense agreement.

Operating Expenses

Research and Development Expenses. Research and development expenses were $11.5 million for the three months ended September 30, 2015, compared to $13.0 million for the three months ended September 30, 2014, and $129.5 million for the nine months ended September 30, 2015, compared to $22.4 million for the nine months ended September 30, 2014. The decrease of $1.5 million in the three months ended September 30, 2015 compared to the same period in 2014 was primarily due to a decline in the estimated value of our success payment liability which resulted in a gain of $25.6 million in the three months ended September 30, 2015, almost completely offset by increased expenses of:

•	$20.0 million of costs to expand the company’s overall research and development capabilities and advance programs at our founding institutions including personnel costs, manufacturing costs in support of our clinical trials, lab supplies, clinical and research costs under our collaboration agreements and in support of our company-sponsored clinical trials, costs incurred by Juno GmbH, consulting, and facilities and allocated overhead costs;

•	$3.9 million of non-cash stock-based compensation, of which $1.3 million is related to a former co-founding director who became a consultant upon his departure from the board of directors; and

•	$1.3 million related to the revaluation of our contingent consideration.

The gain recorded in the third quarter of 2015 related to our success payments was largely due to a decrease in our stock price as of September 30, 2015 compared to June 30, 2015.

The increase of $107.1 million in the nine months ended September 30, 2015 compared to the same period in 2014 was primarily due to increased expenses of:

•	$48.1 million in costs to expand the Company’s overall research and development capabilities and advance programs at our founding institutions including personnel costs, manufacturing costs in support of our clinical trials, clinical and research costs under our collaboration agreements and in support of our company-sponsored clinical trials, lab supplies, costs incurred by Juno GmbH, consulting, and facilities and allocated overhead costs;

•	$30.8 million in costs to acquire technology;

•	$15.8 million associated with the portion of the estimated success payment liability to FHCRC and MSK attributable to the elapsed service period;

•	$11.2 million in non-cash stock-based compensation, of which $4.8 million is related to a former co-founding director who became a consultant upon his departure from the board of directors; and

•	$1.2 million related to the revaluation of our contingent consideration.

Our research and development expenses by project were as follows for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Project-specific external costs:
JCAR015	$2,411	$1,689	$7,244	$2,618
JCAR014	1,531	2,828	3,552	4,103
JCAR017	1,377	—	2,982	—
Platform development	3,138	2,814	3,879	3,069
CD19 general	253	757	1,554	1,274
Early development	3,911	985	8,493	2,916
Success payment expense related to FHCRC collaboration agreement	(15,314)	776	14,621	1,041
Success payment expense related to MSK collaboration agreement	(10,272)	310	2,665	431
Upfront costs to acquire technology	—	—	30,800	—
Unallocated internal and external research and development costs	24,468	2,870	53,747	6,995

Total research and development expenses	$11,503	$13,029	$129,537	$22,447

General and Administrative Expenses. General and administrative expenses were $13.6 million for the three months ended September 30, 2015 compared to $5.4 million for the three months ended September 30, 2014, and $35.2 million for the nine months ended September 30, 2015, compared to $13.4 million for the nine months ended September 30, 2014. The increase of $8.2 million in the three months ended September 30, 2015 was primarily due to higher non-cash stock-based compensation expense of $3.1 million, costs related to the Celgene, Stage and X-Body transactions of $1.7 million, increased personnel expenses of $1.0 million primarily related to increased headcount, costs associated with being a public company of $0.8 million, and business taxes of $0.7 million. The increase of $21.8 million in the nine months ended September 30, 2015 was primarily due to costs related to the Celgene, Stage and X-Body transactions of $7.7 million, higher non-cash stock-based compensation expense of $6.1 million, increased personnel expenses of $2.6 million related to increased headcount, costs associated with being a public company of $1.8 million, an increase in patent and corporate legal fees of $1.1 million, and business taxes of $0.8 million.

Litigation Expense. Litigation expense was $0 and $6.0 million for the three and nine months ended September 30, 2015, respectively, compared to $1.4 million and $5.0 million for the three and nine months ended September 30, 2014, respectively. Litigation costs consisted of costs we incurred directly in connection with the Penn litigation and costs we were required to reimburse to St. Jude in connection with such litigation. In April 2015 the Penn litigation was settled. See Note 3, Collaboration and License Agreements, to the condensed consolidated financial statements included elsewhere in this report.

Interest Income, Net. Interest income, net for the three and nine months ended September 30, 2015 of $0.4 million and $0.7 million, respectively, consisted of interest income earned on our marketable securities offset by interest expense associated with the accounting for the build-to-suit lease of our manufacturing facility.

Other Income (Expense). Other income was $0.2 million for the nine months ended September 30, 2015, which consisted of the gain on our original investment in Stage recorded in connection with the acquisition of Stage in May 2015. Other expense was $10.7 million for the nine months ended September 30, 2014, which consisted of changes in the fair value of our Series A convertible preferred stock option, which was exercised during 2014.

Benefit from Income Taxes. The provision for income taxes was $0.1 million for the three months ended September 30, 2015. A benefit from income taxes of $1.6 million was recorded for the nine months ended September 30, 2015. The Company recorded an income tax benefit of $1.6 million on a pre-tax loss of $155.7 million for 2015. No income tax benefit is recognized for the U.S. pre-tax loss generated during the quarter as it was subject to a full valuation allowance. Of the $1.6 million income tax benefit recognized for the nine months ended September 30, 2015, $0.5 million of the income tax benefit relates to Juno GmbH net loss incurred in the period from May 11, 2015 to September 30, 2015, and the Company has determined that it is more-likely-than-not that it will realize the benefit of these losses. The remaining $1.1 million of income tax benefit relates to the release of valuation allowance on the U.S. deferred tax assets as a result of the acquisition of X-Body.

Liquidity and Capital Resources

Sources and Uses of Liquidity

As of September 30, 2015, we had $1.27 billion in cash, cash equivalents and marketable securities. To date we have raised an aggregate of approximately $618 million in gross proceeds, through our IPO and private placements of our convertible preferred stock which we have used to fund our operations. As a result of our entry into the collaboration with Celgene and our initial sale of stock to Celgene, we received $1.0 billion in cash from Celgene in August 2015. This funding decreases our need for additional near term funding, although we may still need to raise additional capital in the future. See “Liquidity and Capital Resources—Plan of Operation and Future Funding Requirements” in Part II—Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2014 Annual Report for a description of potential future funding requirements.

We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$49,861	$(39,415)
Investing activities	(685,558)	(5,091)
Financing activities	848,855	246,374
Effect of exchange rate changes on cash and cash equivalents	11	—

Net increase in cash and cash equivalents	$213,169	$201,868

Operating Activities

The increase in cash provided by operating activities for the nine months ended September 30, 2015 of $89.3 million compared to the nine months ended September 30, 2014 was primarily due to cash received from Celgene in connection with the Collaboration Agreement of $150.2 million, partially offset by $30.8 million in upfront cash payments made in connection with the Editas and Fate collaborations as well as cash payments made in connection with the overall growth of the business which included expanding the workforce, manufacturing in support of our clinical trials, and clinical and research costs.

Investing Activities

The increase in cash used in investing activities for the nine months ended September 30, 2015 of $680.5 million compared to the nine months ended September 30, 2014 was primarily due to net purchases of marketable securities of $577.4 million in 2015, cash paid, net of cash acquired, to acquire Stage and X-Body of $77.7 million, an investment in Fate of $7.2 million, and an increase in property and equipment purchases primarily related to the build out of our manufacturing facility and lab equipment of $21.7 million, offset by the investment in Stage of $3.5 million in 2014.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2015 consisted primarily of cash received in connection with the sale of 9,137,672 shares of our common stock to Celgene resulting in proceeds of $849.8 million and proceeds from the exercise of stock options. Net cash provided by financing activities for the nine months ended September 30, 2014 consisted of cash proceeds from the issuance of our convertible preferred stock.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements or any holdings in variable interest entities.

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

Interest Rate Sensitivity

As of September 30, 2015, we had $698.6 million in marketable securities, largely composed of investment grade short- to intermediate-term fixed income securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality.

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

As of September 30, 2015, the estimated fair value of the success payment obligations was approximately $163.9 million. We recognized a gain of $25.6 million for the three months ended September 30, 2015 and research and development expense of $17.3 million in the nine months ended September 30, 2015, related to the success payment obligations. The gain and expense recorded for the three and nine months ended September 30, 2015 represents the change in the success payment liability during such period and reflects an additional three or nine months of accrued expense, respectively. The gain recorded in the three months ended September 30, 2015 was due to the decline in the Company’s common stock price at September 30, 2015 compared to June 30, 2015, partially offset by an additional three months of expense. The success payment liabilities on the balance sheet as of September 30, 2015 were $102.2 million.

The assumptions used to calculate the fair value of the success payments are subject to a significant amount of judgment including the expected volatility, estimated term, and estimated number and timing of valuation measurement dates. A small change in the assumptions may have a relatively large change in the estimated valuation and associated liability and expense. For example, keeping all other variables constant, a hypothetical 10% increase in the stock price at September 30, 2015 from $40.69 per share to $44.76 per share would have decreased the gain recorded in the three months ended September 30, 2015 associated with the success payment liability by $15.4 million. A hypothetical 10% decrease in the stock price from $40.69 per share to $36.62 per share would have increased the gain recorded in the three months ended September 30, 2015 associated with the success payment liability by $15.4 million. Further, keeping all other variables constant, a hypothetical 35% increase in the stock price at September 30, 2015 from $40.69 per share to $54.93 per share would have decreased the gain recorded in the three months ended September 30, 2015 associated with the success payment liability to zero resulting in an expense of $28.0 million. A hypothetical 35% decrease in the stock price from $40.69 per share to $26.45 per share would have increased the gain recorded in the three months ended September 30, 2015 associated with the success payment liability by $50.9 million. If the fair value of our common stock at the first valuation measurement date in December 2015 remains at its September 30, 2015 value of $40.69, we will be required to make a $75 million payment to FHCRC and a $10 million payment to MSK, payable in cash or stock at our discretion.

Foreign Currency Sensitivity

The majority of our transactions occur in U.S. dollars. However, we do have certain transactions and future potential milestones that are denominated in currencies other than the U.S. dollar, primarily the Euro, and we therefore are subject to foreign exchange risk. Additionally, our international subsidiary operates with the Euro as its functional currency. The fluctuation in the value of the U.S. dollar against the Euro affects the reported amounts of revenues, expenses, assets and liabilities. As we expand our international operations, our exposure to exchange rate fluctuations will increase. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our financial statements.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company that was formed in August 2013. We have no cell-therapy products approved for commercial sale and as of September 30, 2015 had not generated any revenue from such products. We are focused on developing products that use human cells as therapeutic entities and, although there have been significant advances in cell- based immunotherapy, our T cell technologies are new and largely unproven. Our limited operating history, particularly in light of the rapidly evolving cancer immunotherapy field, may make it difficult to evaluate our current business and predict our future performance. Our very short history as an operating company makes any assessment of our future success or viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage companies in rapidly evolving fields. If we do not address these risks successfully, our business will suffer.

We have incurred net losses in each period since our inception and anticipate that we will continue to incur net losses in the future.

We are not profitable and have incurred losses in each period since our inception. For the three and nine months ended September 30, 2015, we reported a net loss of $23.2 million and $154.2 million, respectively. For the year ended December 31, 2014, we reported a net loss of $243.4 million. As of September 30, 2015, we had an accumulated deficit of $500.4 million, of which $102.2 million represents the portion of the estimated success payment liability attributable to the elapsed service period; $51.1 million of deemed dividends on our convertible preferred stock; and $10.7 million of expense associated with our convertible preferred stock options. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our product candidates, scale-up manufacturing capabilities and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems.

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

We expect to continue to incur significant losses for the foreseeable future. We expect these losses and our cash utilization to increase in the near term as we continue to conduct clinical trials, file additional IND filings for additional product candidates, and conduct research and development of our other product candidates.

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

We have no products approved for commercial sale, have not generated any revenue from cell-therapy product sales, and do not anticipate generating any revenue from cell-therapy product sales until some time after we have received regulatory approval for the commercial sale of a product candidate. Our ability to generate revenue and achieve profitability depends significantly on our success in many factors, including:

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

Additionally, because our technology involves the genetic modification of patient cells ex vivo using a virus, we are subject to many of the challenges and risks that gene therapies face, including:

•	Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. To date, only one product that involves the genetic modification of patient cells has been approved in the United States and only one has been approved in the European Union (“EU”).

•	Genetically modified products in the event of improper insertion of a gene sequence into a patient’s chromosome could lead to lymphoma, leukemia or other cancers, or other aberrantly functioning cells.

•	Although our viral vectors are not able to replicate, there is a risk with the use of retroviral or lentiviral vectors that they could lead to new or reactivated pathogenic strains of virus or other infectious diseases.

•	The FDA recommends a 15 year follow-up observation period for all patients who receive treatment using gene therapies, and we may need to adopt such an observation period for our product candidates.

•	Clinical trials using genetically modified cells conducted at institutions that receive funding for recombinant DNA research from the NIH, are subject to review by the Recombinant DNA Advisory Committee (“RAC”). Although the FDA decides whether individual protocols may proceed, the RAC review process can impede the initiation of a clinical trial, even if the FDA has reviewed the study and approved its initiation.

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

Prior to the Juno-sponsored Phase I/II trial of JCAR017 and the Phase II clinical trial of JCAR015, third parties had sponsored and conducted all clinical trials of our CD19 product candidates and other product candidates, and our ability to influence the design and conduct of such trials has been limited. We have assumed control over the future clinical and regulatory development of JCAR015 and, for NHL, JCAR017, and may do so for other product candidates, which will entail additional expenses and may be subject to delay. Any failure by a third party to meet its obligations with respect to the clinical and regulatory development of our product candidates may delay or impair our ability to obtain regulatory approval for our products and result in liability for our company.

Prior to the Juno-sponsored Phase I/II clinical trial of JCAR017 and the Phase II clinical trial of JCAR015, both of which have begun, we had not sponsored any clinical trials relating to our CD19 product candidates or other product candidates. Instead, faculty members at our third-party research institution collaborators, or those institutions themselves, sponsored all clinical trials relating to these product candidates, in each case under their own INDs. We have now assumed control of the overall clinical and regulatory development of JCAR015 and, for NHL, JCAR017 for future clinical trials, and the FDA has cleared Juno-sponsored INDs for the Phase I/II clinical trial of JCAR017 in adult relapsed/refractory NHL and Phase II clinical trial of JCAR015 in adult relapsed/refractory ALL. We may determine to assume control over the clinical and regulatory development of other product candidates in the future, in which case we will need to obtain sponsorship of the INDs or file new Juno-sponsored INDs. Failure to obtain, or delays in obtaining, sponsorship of INDs or in filing new Juno-sponsored INDs for these or any other product candidates we determine to advance could negatively affect the timing of our potential future clinical trials. Additionally, although MSK received breakthrough therapy designation for JCAR015 from the FDA, we will separately need to request breakthrough therapy designation from the FDA under our own IND, which designation we may not be successful in obtaining, which could adversely affect the timing of future clinical trials and regulatory review and approval. Any such impacts on timing could increase research and development costs and could delay or prevent obtaining regulatory approval for our most advanced product candidates, either of which could have a material adverse effect on our business.

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

We have begun a trial in adult relapsed/refractory ALL with JCAR015 that could support accelerated U.S. regulatory approval. We also have begun a Phase I/II trial in adult relapsed/refractory NHL with JCAR017, with the potential to move to a registration trial in late 2016 or early 2017. We intend to conduct each of these clinical trials in the United States. If the results of these trials are sufficiently compelling, we intend to discuss with the FDA filing BLAs for accelerated approval of such CD19 product candidates as a treatment for patients who are refractory to currently approved treatments in these indications.

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

As with most biological drug products, use of our product candidates could be associated with side effects or adverse events which can vary in severity from minor reactions to death and in frequency from infrequent to prevalent. Undesirable side effects or unacceptable toxicities caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical trials. We have seen severe neurotoxicity or severe cytokine release syndrome (“sCRS”), in some cases leading to death, in a number of patients with ALL using each of JCAR015, JCAR017, and JCAR014. Severe neurotoxicity is a condition that, by convention, is currently defined clinically by confusion or other central nervous system side effects, when such side effects are serious enough to lead to intensive care unit care. The exact cause of severe neurotoxicity in connection with treatment with CAR T cells is not fully understood at this time. sCRS is a condition that, by convention, is currently defined clinically by certain side effects, which can include fever, chills, and hypotension, or low blood pressure, related to the release of inflammatory proteins in the body as the CAR T cells rapidly multiply in the presence of the target tumor protein, when such side effects are serious enough to lead to intensive care unit care with mechanical ventilation or significant vasopressor support. In early 2014, two patient deaths in the JCAR015 trial, which we believe were either directly or indirectly related to sCRS, resulted in the FDA placing the trial on clinical hold. Several JCAR015 protocol changes were made after those deaths, the most important of which include using a lower dose in patients with morphologic relapsed/refractory ALL, excluding patients with Class III or IV congestive heart failure as defined by the New York Heart Association, excluding patients with active central nervous system leukemia or symptomatic central nervous system leukemia within 28 days, adding sCRS as a dose limiting toxicity, and restricting a patient from receiving a second treatment of JCAR015 if the patient experienced any non-hematologic grade 4 toxicities, including sCRS, with the prior JCAR015 treatment. The protocol changes resulted in the FDA removing the clinical hold. However, these protocol changes may reduce efficacy and may not result in a better tolerability profile. The FDA or comparable foreign regulatory authorities could delay or deny approval of our product candidates for any or all targeted indications and negative side effects could result in a more restrictive label for any product that is approved. Side effects such as toxicity or other safety issues associated with the use of our product candidates could also require us or our collaborators to perform additional studies or halt development or sale of these product candidates.

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

In some circumstances, changes in the manufacturing process may require us to perform ex vivo comparability studies and to collect additional data from patients prior to undertaking more advanced clinical trials. For instance, changes we made to the manufacturing process, including changes in reagents and in the viral vector, in preparation for our Phase II trial for JCAR015 will require us to show the comparability of the Phase II product to Phase I product. We have provided the FDA with comparability evidence from ex vivo experimental studies comparing Phase I product to Phase II product, and plan to provide the FDA with clinical comparability data from our ongoing Phase II trial. We also plan to make further changes to our manufacturing process prior to commercialization, and such changes will also require us to show the comparability of the resulting product to the product used in the clinical trials using the earlier process. We may be required to collect additional clinical data from the modified process prior to obtaining marketing approval for the product candidate produced with the modified process. If clinical data are not ultimately comparable to that seen in the earlier trials in terms of safety or efficacy, we may be required to make further changes to our process and/or undertake additional clinical testing, either of which could significantly delay the clinical development of JCAR015.

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

Although we do intend to develop our own manufacturing facility, and we have leased a facility that we are building out to support our clinical and commercial manufacturing activities, we also intend to continue to use third parties as part of our manufacturing process and may, in any event, never be successful in developing our own manufacturing facility suitable for clinical and commercial activities. Our anticipated reliance on a limited number of third-party manufacturers exposes us to the following risks:

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

We rely to a large extent at present on our third-party research institution collaborators for research and development capabilities. Currently, MSK is conducting Phase I clinical trials using JCAR015 to address adult ALL and pediatric ALL; SCRI is conducting a Phase I/II clinical trial using JCAR017 to address pediatric ALL; and FHCRC is conducting a Phase I/II clinical trial using JCAR014 to address ALL, NHL, and CLL. Each of these clinical trials addresses a limited number of patients. We expect to use the results of these trials to help support the filing with the FDA of INDs to conduct more advanced clinical trials with one or more of our CD19 product candidates. To date, we have filed, and the FDA has cleared, a Juno-sponsored IND for the Phase I/II clinical trial of JCAR017 and a Juno-sponsored IND for the Phase II clinical trial of JCAR015, and these Juno-sponsored trials have begun.

With respect to our CD22 product candidate, JCAR018, the NCI is conducting a clinical trial of the product candidate for the treatment of pediatric relapsed/refractory ALL and relapsed/refractory NHL. If the results of this trial are compelling, we expect to use the results of the NCI’s clinical trial to support the filing with the FDA of a Juno-sponsored IND to conduct more advanced clinical trials of JCAR018 or another CD22-directed product candidate.

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

The NCI has commenced a Phase I clinical trial of JCAR018 for the treatment of pediatric relapsed/refractory ALL and relapsed/refractory NHL. If the results of this trial are compelling, we expect to use the results of the NCI’s clinical trial to support the filing with the FDA of a Juno-sponsored IND to conduct more advanced clinical trials of JCAR018 or another CD22-directed product candidate. However, we will have limited control over the nature or timing of the NCI’s clinical trial and limited visibility into their day-to-day activities. For example, the clinical trial will constitute only a small portion of the NCI’s overall research and the research of the principal investigators. Other research being conducted by the principal investigators may at times receive higher priority than research on JCAR018. We will also be dependent on the NCI to provide us with data, include batch records, to support the filing of our IND. These factors could adversely affect the timing of our IND filing.

The NCI may unilaterally terminate our rights under the Juno CRADA at any time for any reason or for no reason upon at least 60 days prior written notice. If the NCI unilaterally terminates the Juno CRADA, the research and development under the Juno CRADA would be suspended and we may lose certain of our data rights, which may impair our ability to obtain regulatory approval of JCAR018.

Our results of operations and financial position could be negatively impacted if our tax positions are challenged by tax authorities.

We are a U.S.-based multinational company subject to tax in certain U.S. and foreign tax jurisdictions. United States federal, state and local, as well as international tax laws and regulations are extremely complex and subject to varying interpretations. Although we believe that our tax estimates and tax positions are reasonable, there can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge. If we are unsuccessful in such a challenge, the relevant tax authorities may assess additional taxes, which could result in adjustments to, or impact the timing or amount of, taxable income, deductions or other tax allocations, which may adversely affect our results of operations and financial position.

If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our product candidates.

Our operations have required substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the clinical development of our product candidates, including our ongoing and planned clinical trials for our CD19 product candidates. If approved, we will require significant additional amounts in order to launch and commercialize our product candidates.

As of September 30, 2015, we had $1.27 billion in cash, cash equivalents, and marketable securities. In August 2015, we received $1.0 billion from Celgene from the sale of common stock to Celgene and from the initial payment under our collaboration agreement. We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next 12 months. However, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and commercialization of our product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

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

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize our product candidates.

We depend and will continue to depend upon independent investigators to conduct our clinical trials under agreements with universities, medical institutions, CROs, strategic partners, and others. We expect to have to negotiate budgets and contracts with trial sites, which may result in delays to our development timelines and increased costs.

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

Any third parties conducting our clinical trials are not and will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing preclinical, clinical, and nonclinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed, or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenue could be delayed. We have disclosed in our 2014 Annual Report and various corporate presentations certain third party investigator-reported interim data from some of our trials, including interim data for which we have not yet independently reviewed the source data. We also sometimes rely on such investigator-reported interim data in making business decisions. Independent review of the data could fail to confirm the investigator- reported interim data, which may lead to revisions in disclosed clinical trial results in the future. Any such revisions that reveal more negative data than previously disclosed investigator-reported interim data could have an adverse impact on our business prospects and the trading price of our common stock. Such revisions could also reduce investor confidence in investigator-reported interim data that we disclose in the future.

If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative service providers or clinical trial sites or do so on commercially reasonable terms. Switching or adding additional service providers or clinical trial sites involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new service provider or clinical trial site begins work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our service providers and clinical trial sites, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition, and prospects.

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

Breakthrough therapy designation does not change the standards for product approval. We intend to seek breakthrough therapy designation for some or all of our CD19 product candidates that may qualify for such designation. Our collaborator MSK obtained breakthrough therapy designation for JCAR015 for relapsed/refractory ALL, but we will have to seek such designation separately under our own IND, which designation we may not receive. In addition, although we intend to seek breakthrough therapy designation for other product candidates, we may never receive such designations.

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

Specifically, genetically engineering T cells faces significant competition in both the CAR and TCR technology space from multiple companies and their collaborators, such as Novartis/University of Pennsylvania, bluebird bio, Kite Pharma/NCI, Unum Therapeutics, Bellicum, Celyad, NantKwest, Johnson & Johnson/Transposagen Biopharmaceuticals, Autolus, Cellectis/Pfizer, Adaptimmune/GSK, and Intrexon/Ziopharm/MD Anderson Cancer Center. We face competition from non-cell based treatments offered by other companies such as Amgen, AstraZeneca, Bristol-Myers, Incyte, Merck, Pfizer, and Roche. For instance, the FDA recently granted accelerated approval to Amgen’s blinotumomab for the treatment of relapsed/refractory ALL, and that product has demonstrated a complete remission rate of approximately 40% in clinical trials. Even if we obtain regulatory approval of our product candidates, we may not be the first to market and that may affect the price or demand for our product candidates. Additionally, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances. Additionally, a competitor could obtain orphan product exclusivity from the FDA with respect to such competitor’s product. If such competitor product is determined to be the same product as one of our product candidates, that may prevent us from obtaining approval from the FDA for such product candidate for the same indication for seven years, except in limited circumstances.

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

As of September 30, 2015, we had 267 employees worldwide, most of whom are full time. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we must add a significant number of additional research and development, managerial, operational, sales, marketing, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

We have agreed to make success payments to each of FHCRC and MSK pursuant to the terms of our agreements with each of those entities. These success payments will be based on increases in the estimated fair value of our common stock, payable in cash or publicly-traded equity at our discretion. The term of these obligations may last up to 11 years. Success payments will be owed (if applicable) after measurement of the value of our common stock in connection with the following valuation measurement dates during the term of the success payment agreement: (1) the date on which we complete an initial public offering of our common stock, or our shares otherwise become publicly traded; (2) the date on which we sell, lease, transfer or exclusively license all or substantially all of our assets to another company; (3) the date on which we merge or consolidate with or into another entity (other than a merger in which our pre-merger stockholders own a majority of the shares of the surviving entity); (4) any date on which ARCH Venture Fund VII, L.P. or C.L. Alaska L.P. transfers a majority of its shares of company capital stock held by it on such date to a third party; (5) the bi-annual anniversary of any event described in the preceding clauses (1), (2), (3) or (4), but only upon a request by FHCRC or MSK made within 20 calendar days after receiving written notice from us of such event; and (6) the last day of the 11 year period. The amount of a success payment is determined based on whether the value of our common stock meets or exceeds certain specified threshold values ascending, in the case of FHCRC, from $20.00 per share to $160.00 per share and, in the case of MSK, from $40.00 per share to $120.00 per share, in each case subject to adjustment for any stock dividend, stock split, combination of shares, or other similar events. Each threshold is associated with a success payment, ascending, in the case of FHCRC, from $10 million at $20.00 per share to $375 million at $160.00 per share and, in the case of MSK, from $10 million at $40.00 per share to $150 million at $120.00 per share, payable if such threshold is reached. The maximum aggregate amount of success payments to FHCRC is $375 million and to MSK is $150 million. The amount of success payments payable to FHCRC will be reduced by certain indirect costs paid by us to FHCRC related to collaboration projects conducted by FHCRC. See the section captioned “Licenses and Third-Party Research Collaborations” in Part I—Item 1—“Business” in our 2014 Annual Report for further discussion of these success payments.

Our initial public offering triggered a possible success payment to each of FHCRC and MSK. However, we will not be able to determine until the first anniversary of the completion of our initial public offering (subject to a 90-day grace period following such anniversary, at our option if we are contemplating a capital market transaction during such grace period), whether any such payment is required to be made and the amount of such payment. The value of any such initial public offering success payment will be determined by the average trading price of a share of our common stock over the consecutive 90-day period preceding such determination date. For example, the first payment due to FHCRC and MSK would be due if the average trading price of the share of our common stock over the consecutive 90-day period preceding the determination is at least $20.00 per share in the case of FHCRC or at least $40.00 in the case of MSK, subject to adjustment for any stock dividend, stock split, combination of shares, and other similar events. If the fair value of our common stock at the first valuation measurement date in December 2015 remains at its September 30, 2015 value of $40.69, we will be required to make a $75 million payment to FHCRC and a $10 million payment to MSK, payable in cash or stock at our discretion. See Note 2, Acquisitions, to our unaudited financial statements included in this report for a summary of the value of success payments required to be made at different price levels.

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

Our success payment obligations to FHCRC and MSK are recorded as a liability on our balance sheet. Under generally accepted accounting principles in the United States (“GAAP”), we are required to estimate the fair value of this liability as of each quarter end and changes in estimated fair value are amortized to expense using the accelerated attribution method over the remaining term of the collaboration agreement. Factors that may lead to increases or decreases in the estimated fair value of this liability include, among others, changes in the value of the common stock, change in volatility, changes in the applicable term of the success payments, changes in the risk free rate, and changes in the estimated indirect costs related to the collaboration projects conducted by FHCRC that are creditable against FHCRC success payments. As a result, our operating results and financial condition as reported by GAAP may fluctuate significantly from quarter to quarter and from year to year and may reduce the usefulness of our GAAP financial statements. As of September 30, 2015 the estimated fair values of the liabilities associated with the success payments were $75.8 million and $26.4 million related to FHCRC and MSK, respectively.

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

In addition, clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

•	obtaining regulatory approval to begin a trial, if applicable;

•	the availability of financial resources to begin and complete the trials;

•	reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtaining approval at each clinical trial site by an independent IRB;

•	recruiting suitable patients to participate in a trial in a timely manner;

•	having patients complete a trial or return for post-treatment follow-up;

•	clinical trial sites deviating from trial protocol, not complying with cGCPs, or dropping out of a trial;

•	addressing any patient safety concerns that arise during the course of a trial;

•	addressing any conflicts with new or existing laws or regulations;

•	adding new clinical trial sites; or

•	manufacturing qualified materials under cGMPs for use in clinical trials.

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

Healthcare legislative reform measures, or public focus on product pricing, may have a material adverse effect on our business and results of operations.

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

There has also been, and may in the future be, public attention on product pricing, and that may result in political, interest group, or media criticism of companies whose pricing or potential pricing is perceived by the public as high. If we were to become subject to such criticism, it could harm our reputation, create adverse publicity, and impact our relationships with our suppliers, collaborators, medical providers, and patients, each which could adversely affect our business and results of operations.

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

If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post-grant review, and equivalent proceedings in foreign jurisdictions, such as opposition or derivation proceedings. Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover and protect our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity of our patents, for example, we cannot be certain that there is no invalidating prior art of which we, our patent counsel, and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection could have a material adverse impact on our business.

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

Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after its first effective filing date. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic medications. Our issued patents will expire on dates ranging from 2019 to 2031, subject to any patent extensions that may be available for such patents. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2022 to 2036. In addition, although upon issuance in the United States a patent’s life can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. If we do not have sufficient patent life to protect our products, our business and results of operations will be adversely affected.

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

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

•	adverse results or delays in the clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates;

•	any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products, including clinical trial requirements for approvals;

•	our inability to obtain or delays in obtaining adequate product supply for any approved product or inability to do so at acceptable prices;

•	any failure to commercialize our product candidates or if the size and growth of the markets we intend to target fail to meet expectations;

•	additions or departures of key scientific or management personnel;

•	unanticipated serious safety concerns related to cancer immunology or the use of our product candidates;

•	introductions or announcements of new products offered by us or significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our collaborators or our competitors and the timing of such introductions or announcements;

•	announcements relating to future collaborations or our existing collaboration with Celgene, including decisions regarding the exercise by Celgene or us of any of our or their options thereunder, or any exercise or non-exercise by Celgene of a right to purchase shares of our common stock;

•	our ability to effectively manage our growth;

•	our ability to successfully treat additional types of cancers or at different stages;

•	changes in the structure of healthcare payment systems;

•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•	publication of research reports about us or our industry, or immunotherapy in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	market conditions in the pharmaceutical and biotechnology sectors or the economy generally;

•	our ability or inability to raise additional capital through the issuance of equity or debt or collaboration arrangements and the terms on which we raise it;

•	trading volume of our common stock;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies; and

•	significant lawsuits, including patent or stockholder litigation.

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

As of September 30, 2015, we had 100,595,891 shares of common stock outstanding, including 5,988,252 shares of restricted stock that remained subject to vesting requirements. In connection with the sale of shares to Celgene, all 9,137,672 shares acquired by Celgene on August 4, 2015, representing 9.1% of our common stock outstanding as of the date of issuance (after giving effect to such issuance), are subject to a market standoff agreement for 364 days from the date of acquisition. Any subsequent acquisitions of shares of our common stock by Celgene will commence another 364 day market standoff period, subject to certain exceptions.

We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans, including upon the exercise of stock options. These shares can be freely sold in the public market upon issuance.

As of September 30, 2015, the holders of as many as 37,295,209 shares, or 37.1% of our common stock outstanding as of September 30, 2015, will have rights, subject to some conditions, under the investor rights agreement with such holders to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market. In connection with the collaboration agreement with Celgene, we have also entered into a registration rights agreement, pursuant to which upon the written request of Celgene at certain times and subject to the satisfaction of certain conditions, we have agreed to prepare and file with the SEC a registration statement on Form S-3 for purposes of registering the resale of the shares specified in Celgene’s written request or, if we are not at such time eligible for the use of Form S-3, use commercially reasonable efforts to prepare and file a registration statement on a Form S-1 or alternative form that permits the resale of the shares.

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

Our executive officers, directors and our 10% or greater stockholders, together with their respective affiliates, beneficially owned approximately 43.5% of our capital stock as of September 30, 2015, excluding shares underlying outstanding options. Accordingly, such persons and entities, if they acted together, would be able to determine the composition of the board of directors, retain the voting power to approve many matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. In addition, other than in connection with a change of control, in any vote or action by written consent of our stockholders, including, without limitation, with respect to the election of directors, Celgene has agreed to vote or execute a written consent with respect to all of our voting securities held by Celgene in accordance with the recommendation of our board of directors, limiting the ability of Celgene to contrary to our board of directors that you otherwise may believe is in your best interest as our stockholder. This concentration of ownership amongst our significant holders, including Celgene, could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

There has been no material change in the planned use of proceeds from our IPO as described in the Registration Statement. We invested the funds received in short-term, interest-bearing investment-grade securities and government securities. As of September 30, 2015, we have used approximately $195.5 million of the net proceeds from the IPO primarily to fund the costs to advance JCAR015 through a Phase II clinical trial and the filing of a Biologics License Application for the treatment of relapsed/refractory ALL, to advance JCAR017 through a Phase I/II clinical trial and into a potential registration trial in relapsed/refractory NHL, to further develop additional product candidates, to expand our internal research and development capabilities, to establish manufacturing capabilities, to acquire, license and invest in complementary products, technologies and businesses, and other general corporate purposes. None of the offering proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

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

Juno Therapeutics, Inc.

Date: November 12, 2015	By:	/s/ Steven D. Harr
Steven D. Harr Chief Financial Officer & Head of Corporate Development (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number

2.1#ɣΔ	Share Purchase Agreement, dated May 11, 2015, by and among Dr. Herbert Stadler, Dr. Lothar Germeroth, Prof. Dr. Dirk Busch, and the registrant	8-K	05/11/2015	2.1

2.2#ɣΔ	Agreement and Plan of Merger, dated June 1, 2015, by and among X Acquisition Corporation, X-Body, Inc., Brant Binder as stockholder representative, certain principal stockholders of X-Body, Inc., and the registrant	8-K	06/05/2015	2.1

3.1	Amended and Restated Certificate of Incorporation	8-K	12/29/2014	3.1

3.2	Amended and Restated Bylaws	S-1/A	12/09/2014	3.2

4.1	Fourth Amended and Restated Investors’ Rights Agreement, dated December 5, 2014, by and among the registrant and the investors named therein	S-1/A	12/09/2014	4.1

4.2	Amendment and Waiver of Fourth Amended and Restated Investors’ Rights Agreement, dated July 27, 2015	10-Q	08/14/2015	4.2

4.3	Form of Common Stock Certificate	S-1/A	12/09/2014	4.2

10.1	Second Amendment to Lease Agreement, effective September 30, 2015, by and between ARE-Seattle No. 16, LLC and the registrant				X

10.2	Offer Letter with Robert Azelby, dated September 28. 2015				X

10.3+	Amended and Restated Master Research and Collaboration Agreement, dated August 13, 2015, by and among Celgene Corporation, Celgene RIVOT Ltd., and the registrant	10-Q	08/14/2015	10.12

10.4	First Amendment to Lease, dated July 31, 2015, by and between BMR-217th Place LLC and the registrant	10-Q	08/14/2015	10.13

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2015 (unaudited) and December 31, 2014, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2015 and 2014, and (iv) Notes to the Condensed Consolidated Financial Statements.				X

*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Juno Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

+	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the Securities and Exchange Commission.
#	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.
ɣ	The representations and warranties contained in this agreement were made only for purposes of the transactions contemplated by the agreement as of specific dates and may have been qualified by certain disclosures between the parties and a contractual standard of materiality different from those generally applicable under securities laws, among other limitations. The representations and warranties were made for purposes of allocating contractual risk between the parties to the agreement and should not be relied upon as a disclosure of factual information about the registrant or the transactions contemplated thereby.
Δ	The exhibits and schedules to this agreement have been omitted in reliance on Item 601(b)(2) of Regulation S-K promulgated by the Securities and Exchange Commission, and a copy thereof will be furnished supplementally to the Securities and Exchange Commission upon its request.