Form 10-Q/A
period 2015-06-30
Juno Therapeutics, Inc.
filed 2015-11-23
CIK 1594864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Juno Therapeutics, Inc. (the “Company”) for the fiscal quarter ended June 30, 2015, which was originally filed on August 14, 2015 (the “Q2 2015 Form 10-Q”). The Company is filing this Amendment for the purpose of re-filing Exhibit 10.7 thereto in connection with a request for confidential treatment for certain of the terms in such exhibit. This Amendment does not modify or update any part of or information set forth in the Q2 2015 Form 10-Q other than Exhibit 10.7 and the Exhibit Index.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

See the Exhibit Index on the page immediately following the signature page to this Amendment for a list of the exhibits filed as part of this Quarterly Report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Juno Therapeutics, Inc.

Date: November 23, 2015	By:	/s/ Steven D. Harr
Steven D. Harr Chief Financial Officer & Head of Corporate Development (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number

2.1#‡Δ	Share Purchase Agreement, dated May 11, 2015, by and among Dr. Herbert Stadler, Dr. Lothar Germeroth, Prof. Dr. Dirk Busch, and the registrant	8-K	05/11/2015	2.1

2.2#‡Δ	Agreement and Plan of Merger, dated June 1, 2015, by and among X Acquisition Corporation, X-Body, Inc., Brant Binder as stockholder representative, certain principal stockholders of X-Body, Inc., and the registrant	8-K	06/05/2015	2.1

3.1	Amended and Restated Certificate of Incorporation	8-K	12/29/2014	3.1

3.2	Amended and Restated Bylaws	S-1/A	12/09/2014	3.2

4.1	Fourth Amended and Restated Investors’ Rights Agreement, dated December 5, 2014, by and among the registrant and the investors named therein	S-1/A	12/09/2014	4.1

4.2	Amendment and Waiver of Fourth Amended and Restated Investors’ Rights Agreement, dated July 27, 2015	10-Q	08/14/2015	4.2

4.3	Form of Common Stock Certificate	S-1/A	12/09/2014	4.2

10.1+	Amendment #2 to License Agreement, dated April 4, 2015, by and between St. Jude Children’s Research Hospital, Inc. and the registrant	10-Q	08/14/2015	10.1

10.2+	Non-Exclusive Sublicense Agreement, effective April 7, 2015, by and among Novartis Institutes for Biomedical Research, Inc., The Trustees of the University of Pennsylvania, and the registrant	10-Q	08/14/2015	10.2

10.3	Lease Agreement, dated as of April 6, 2015, by and between ARE-Seattle No. 16, LLC and the registrant	8-K	04/07/2015	10.1

10.4	First Amendment to Lease Agreement, dated May 21, 2015, by and between ARE-Seattle No. 16, LLC and the registrant	10-Q	08/14/2015	10.4

10.5	2015 Non-Employee Director Compensation Program, adopted April 3, 2015	10-Q	05/12/2015	10.3

10.6	Amendment No. 1 to Sponsored Research Agreement, effective April 1, 2015, by and between Seattle Children’s Hospital d/b/a Seattle Children’s Research Institute and the registrant	10-Q	05/12/2015	10.4

10.7+	Amendment No. 2 to Exclusive License Agreement, dated June 15, 2015, by and between Seattle Children’s Hospital d/b/a Seattle Children’s Research Institute and the registrant				X

10.8	Offer Letter with Hyam Levitsky, dated May 27, 2015	10-Q	08/14/2015	10.8

10.9#‡	Share Purchase Agreement, dated June 29, 2015, by and among Celgene Corporation, Celgene RIVOT Ltd., and the registrant	8-K	06/29/2015	10.1

10.10	Voting and Standstill Agreement, dated June 29, 2015, by and among Celgene Corporation, Celgene RIVOT Ltd., and the registrant	8-K	06/29/2015	10.2

10.11	Registration Rights Agreement, dated June 29, 2015, by and among Celgene Corporation, Celgene RIVOT Ltd., and the registrant	8-K	06/29/2015	10.3

10.12+	Amended and Restated Master Research and Collaboration Agreement, dated August 13, 2015, by and among Celgene Corporation, Celgene RIVOT Ltd., and the registrant	10-Q	08/14/2015	10.12

10.13	First Amendment to Lease, dated July 31, 2015, by and between BMR-217th Place LLC and the registrant	10-Q	08/14/2015	10.13

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	10-Q	08/14/2015	32.1

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	10-Q	08/14/2015	32.2

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2015 (unaudited) and December 31, 2014, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2015 and 2014, and (iv) Notes to the Condensed Consolidated Financial Statements.	10-Q	08/14/2015	101

*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Juno Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.
+	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the Securities and Exchange Commission.
#	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.
‡	The representations and warranties contained in this agreement were made only for purposes of the transactions contemplated by the agreement as of specific dates and may have been qualified by certain disclosures between the parties and a contractual standard of materiality different from those generally applicable under securities laws, among other limitations. The representations and warranties were made for purposes of allocating contractual risk between the parties to the agreement and should not be relied upon as a disclosure of factual information about the registrant or the transactions contemplated thereby.
Δ	The exhibits and schedules to this agreement have been omitted in reliance on Item 601(b)(2) of Regulation S-K promulgated by the Securities and Exchange Commission, and a copy thereof will be furnished supplementally to the Securities and Exchange Commission upon its request.