Form 10-K
period 2015-12-31
Juno Therapeutics, Inc.
filed 2016-02-29
CIK 1594864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates as of June 30, 2015 was $2,833,756,799.

The number of shares outstanding of the registrant’s common stock as of February 18, 2016 was 104,059,558.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the registrant’s 2016 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the close of the registrant’s 2015 fiscal year and are incorporated by reference in Part III.

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

These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements in this report include, but are not limited to, statements about:

•	the success, cost and timing of our product development activities and clinical trials;

•	our ability and the potential to successfully advance our technology platform to improve the safety and effectiveness of our existing product candidates;

•	the potential for our identified research priorities to advance our chimeric antigen receptor (“CAR”) and T cell receptor (“TCR”) technologies;

•	the potential of our collaboration with Celgene and the ability and willingness of Celgene to be our commercialization partner outside of North America;

•	the ability and willingness of our third-party research institution collaborators to continue research and development activities relating to our product candidates;

•	the potential of our other research and development and strategic collaborations, including our collaborations with Editas Medicine, Inc., Fate Therapeutics, Inc., and MedImmune Limited;

•	our ability to obtain orphan drug designation or breakthrough status for our CD19 product candidates and any other product candidates, or to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate;

•	the ability to license additional intellectual property relating to our product candidates;

•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;

•	our ability to commercialize our products in light of the intellectual property rights of others;

•	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;

•	our plans to research, develop and commercialize our product candidates;

•	the potential of the technologies we have acquired through strategic transactions, such as the acquisition of Stage Cell Therapeutics GmbH, X-Body, Inc., and AbVitro Inc.;

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•	regulatory developments in the United States and foreign countries;

•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;

•	our plans to develop our own manufacturing facilities, including our manufacturing facility in Bothell, Washington;

•	the success of competing therapies that are or may become available;

•	our ability to attract and retain key scientific or management personnel;

•	the accuracy of our estimates regarding expenses, success payments, future revenue, capital requirements, profitability, and needs for additional financing;

•	fluctuations in the trading price of our common stock;

•	the anticipated benefits of our litigation settlement with the Trustees of the University of Pennsylvania and Novartis;

•	our plans regarding our corporate headquarters; and

•	our use of the proceeds from our initial public offering and proceeds received from Celgene.

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

Unless the context requires otherwise, in this report the terms “Juno,” “we,” “us” and “our” refer to Juno Therapeutics, Inc. and its wholly-owned subsidiaries on a consolidated basis.

ITEM 1.	BUSINESS.

Overview

We are building a fully-integrated biopharmaceutical company focused on re-engaging the body’s immune system to revolutionize the treatment of cancer. Founded on the vision that the use of human cells as therapeutic entities will drive one of the next important phases in medicine, we are developing cell-based cancer immunotherapies based on our CAR and high-affinity TCR technologies to genetically engineer T cells to recognize and kill cancer cells. We have shown compelling clinical responses in clinical trials using multiple cell-based product candidates to address refractory B cell lymphomas and leukemias, and we also have a number of ongoing trials exploring our platform in solid-organ cancers and in combination with various strategies to overcome the immune-suppressive effects of cancer. Longer term, we aim to improve and leverage our cell-based platform to develop additional product candidates to address a broad range of cancers and human diseases, including moving forward our pre-clinical product candidates that target additional hematologic and solid-organ cancers.

In the third quarter of 2015, we began a Phase II trial of JCAR015 that could support accelerated U.S. regulatory approval in adult relapsed/refractory (“r/r”) B cell acute lymphoblastic leukemia (“ALL”) as early as 2017. We also began a Phase I trial with JCAR017 in adult r/r aggressive B cell non-Hodgkin lymphoma (“NHL”), with the potential to move to a registration trial for that product candidate in 2016 or early 2017. We are continuing to enroll patients in an ongoing Phase I/II trial for JCAR014 in B cell malignancies, and although we do not plan to move JCAR014 into registration trials, we plan to use this trial to explore important questions that may improve our platform overall. To date, data from the JCAR014 trial have provided encouraging early insights on how to improve our efficacy and safety in patients with ALL, NHL, and chronic lymphocytic leukemia (“CLL”). The IND has cleared for and we plan to enroll patients through 2016 in a Phase Ib clinical trial combining JCAR014 with MedImmune’s investigational programmed death ligand 1 (“PD-L1”) immune checkpoint inhibitor, durvalumab, for the treatment of adult r/r B cell NHL. We have also begun Phase I trials for five additional product candidates that target different cancer-associated proteins in hematological and solid organ cancers. We also expect to commence a Phase I trial through our collaborator MSK of a CD19/4-1BBL “armored” CAR in 2016 and a Phase I trial for one or both of CD19/CD40L and CD19/IL-12 “armored” CARs in 2016 or 2017.

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

We are investing substantially in manufacturing processes that we believe will be commercially scalable for both CARs and TCRs, and plan to manufacture clinical trial material from a Juno-operated manufacturing facility in Bothell, Washington, beginning in the first quarter of 2016. We harvest blood cells from a cancer patient, separate the appropriate T cells, activate the cell, insert the gene sequence for the CAR or TCR construct into the cell’s DNA, and grow these modified T cells to the desired dose level. The modified T cells can then be infused into the patient or frozen and stored for later infusion. Once infused, the T cells are designed to multiply, through a process known as cell expansion, when they encounter the targeted proteins and to kill the targeted cancer cells.

Our scientific founders and their institutions include world leaders in oncology, immunology, and cell therapy, and they actively contribute towards developing our product candidates and technologies. Collectively, these stakeholders share our commitment to bringing our product candidates to market and our vision of revolutionizing medicine through developing a broadly applicable cell-based platform. We have also entered into a number of strategic collaborations with commercial companies that we believe will help us manufacture and commercialize our product candidates around the world or develop additional or improved product candidates, including Celgene, Editas Medicine, Inc. (“Editas”), Fate Therapeutics, Inc. (“Fate Therapeutics”), and MedImmune Limited (“MedImmune”).

Clinical-Stage CD19 Product Candidates

Our most advanced product candidates, JCAR015, JCAR017, and JCAR014, leverage CAR technology to target CD19, a protein expressed on the surface of almost all B cell leukemias and lymphomas. Despite significant advances over the past two decades, lymphoma and leukemia are estimated to account for approximately 45,000 annual deaths in the United States.

•	ALL Progress and Strategy. JCAR015, in data presented at the American Society of Hematology (“ASH”) meeting in December 2015 (“ASH 2015”), achieved an 82% complete remission (“CR”) rate in 45 evaluable adult patients with r/r ALL who received our CAR T cell product candidate in an ongoing Phase I clinical trial, as of a data cutoff date of November 2, 2015. The complete molecular remission (“CRm”) rate by flow cytometry, a more stringent measure of a response defined by the absence of minimal residual disease (“MRD”), was 67%. This patient population has disease that has recurred despite multiple prior intensive chemotherapy and/or antibody regimens. Historical long-term complete remission rates without JCAR015 in a similar population are approximately 10% using standard of care therapy. We initiated a Phase II trial in 2015 exploring JCAR015 in adult r/r ALL that could support accelerated U.S. regulatory approval.

JCAR014, in investigator-reported data presented at ASH 2015 in patients with r/r ALL, showed that since the change to a fludarabine/cyclophosphamide (“flu/cy”) pre-conditioning chemotherapy regimen, 17 out of 17 patients, or 100%, have achieved both a CR and CRm. While more follow-up is needed, data to date suggest that JCAR014 plus this pre-conditioning regimen has improved durability of response. We do not plan to move JCAR014 into registration studies, but we plan to apply its insights into pre-conditioning regimens and the importance of both depth of response and cell persistence across our portfolio.

JCAR017, in data presented at the 4th International Conference on Immunotherapy in Pediatric Oncology (“CIPO”) in September 2015 (“CIPO 2015”), achieved an 91% CR rate and 91% CRm rate in 32 evaluable patients with pediatric r/r ALL in the Phase I portion of an ongoing Phase I/II trial, as of a data cutoff date in September 2015. In this trial, JCAR017 has shown the highest cell expansion and longest cell persistence in patients of any of our CD19-directed product candidates prior to the introduction of flu/cy conditioning. We believe that product candidates with greater cell expansion and cell persistence are likely to lead to improved clinical benefit. We are currently enrolling more patients in this trial and exploring the impact of a flu/cy conditioning regimen on JCAR017’s efficacy and safety in this setting.

•

NHL Progress and Strategy. Data presented at ASH 2015 from the Phase I portion of an ongoing Phase I/II trial with JCAR014 demonstrated that using a flu/cy pre-conditioning regimen prior to treatment with JCAR014 led to significantly greater expansion and longer persistence of the CAR T cells in the body in patients with r/r NHL. The improved expansion and persistence translated into better patient outcomes, particularly at the dose we plan to use going forward. At this dose, 7 of 11 r/r

NHL patients, or 64%, had a complete response, and in those r/r NHL patients with diffuse large B cell lymphoma (“DLBCL”), 6 out of 8 patients, or 75%, had a complete response. Patients from this portion of the trial have been followed for between two and nine months, and as of the data cut-off date of December 1, 2015, all patients with a complete response remained in remission. We plan to continue treating patients with JCAR014 in 2016 in order to explore various treatment strategies to improve the cell expansion and cell persistence of the CAR T cells in the body, as well as test JCAR014 in combination with other agents, including a Phase Ib trial with the MedImmune checkpoint inhibitor durvalumab in which we plan to enroll adult r/r NHL patients in 2016.

Based upon these JCAR014 data, data on expansion and persistence for JCAR017, and insights from across our CD19 trials, we initiated a multi-center, Phase I trial exploring JCAR017 in r/r NHL in 2015, with the potential to advance to a registration trial in 2016 or early 2017 that may support accelerated U.S. regulatory approval.

•	CLL Progress and Strategy. Data presented at ASH 2015 from an ongoing Phase I/II trial of JCAR014 with our current dosing and pre-conditioning strategy demonstrated a complete response in four out of seven, or 57%, r/r CLL patients, and seven out of seven, or 100%, had either a complete or partial response. As of the data cutoff date of December 1, 2015, all of these responses were ongoing at time points ranging from two to 14 months. We plan to enroll more r/r CLL patients in this trial in early 2016, and if the data remain consistent with these early findings, move toward a registration trial as rapidly as possible.

We also expect to commence a Phase I trial through our collaborator Memorial Sloan Kettering Cancer Center (“MSK”) of a CD19/4-1BBL “armored” CAR in 2016 in one or more B cell malignancies and a Phase I trial for one or both of CD19/CD40L and CD19/IL-12 “armored” CARs in 2016 or 2017. We also intend to begin a Phase I trial for our fully human CD19 CAR in 2016 in one or more B cell malignancies.

JCAR015, JCAR017, and JCAR014 differ in multiple respects, including the types of T cells used, sites of engagement, and activation signal within the cells. We believe clinical experience with multiple CD19 CARs in patients with B cell malignancies gives us the opportunity to learn about the product characteristics that lead to the best patient outcomes. We intend to apply these learnings as rapidly as we can to improve our future product candidates. Our goal is to bring best-in-class therapies to market across a range of B cell malignancies, focusing on improving efficacy, safety, and patient experience.

Additional Product Candidates and Research Strategy

We have begun Phase I trials for four additional product candidates using our CAR technology, directed against CD22, L1CAM, MUC-16, and ROR-1. We also began a new Phase I clinical trial for a fifth product candidate, using our TCR technology, directed against WT-1. CD22, L1CAM, MUC-16, ROR-1, and WT-1 are proteins that are overexpressed on certain cancer cells.

At ASH 2015, we reported initial data from a Phase I trial exploring our CD22-directed CAR T cell product candidate in patients with r/r ALL. CD22 is expressed by most B cell malignancies, including NHL, ALL, and CLL. Within these CD22 positive malignancies, it is generally expressed on all of a patient’s cancer cells. Additionally, as experience grows with CD19-directed CAR T cell product candidates, CD19 epitope loss has been recognized as an important mechanism of patient relapse after treatment with a CD19-directed CAR T cell, particularly in pediatric ALL. CD22 is expressed on the vast majority of these tumors, and may provide an alternative treatment for these patients. In this dose escalation trial, we saw initial signs of activity, with 2 out of 7, or 29% of patients achieving a CR and no dose-limiting toxicities. These data include only one patient enrolled above the lowest dose in this trial. We recently achieved the first clinical milestone under our license agreement with Opus Bio, Inc. (“Opus Bio”) for this product candidate, for which we paid Opus Bio a milestone payment in equity. We plan to enroll more patients and present additional data from this trial during 2016. Combining CD19 and CD22 may increase the selection pressure on the cancer and significantly reduce the overall risk of relapse. As a result, we also plan to investigate combination approaches.

The trials for the product candidates targeting L1CAM, MUC-16, ROR-1, and WT-1 may provide greater insights into our technologies’ applicability to a wider range of patients including those with common solid tumors. Our MUC-16 directed product candidate is an “armored” CAR that secretes the cytokine IL-12, which we believe may help overcome the inhibitory effects that the tumor micro-environment can have on T cell activity. We also plan to begin Phase I testing of our first CD19-directed “armored” CAR in one or more B cell malignancies within the next several months. We expect to have initial data from all of these product candidates over the next six to 18 months.

We believe there are a number of areas for ongoing research that may significantly impact our long-term success with CARs and TCRs, including:

•	Cell Selection and Composition. We believe that a defined cell composition has the potential to improve the consistency, potency, cell persistence, and tolerability of CAR and TCR based treatments. The greater product composition consistency achieved with defined cell composition may also facilitate regulatory approval. We are exploring defined cell composition with several of our product candidates, including JCAR014 and JCAR017, which consist of a defined composition of T cells known as CD8+ and CD4+ T cells. We are continuing to focus on improving our understanding of the different types of T cells in an effort to identify the subsets of T cells that optimize efficacy and safety. We intend to leverage our experience with these product candidates as we advance our pipeline. Our acquisition of Stage Cell Therapeutics GmbH (“Stage”) in 2015 gives us access to potential best-in-class cell selection technologies.

•	Cell Persistence. We believe the persistence of our engineered T cells, meaning the duration of time CARs or TCRs have anti-tumor activity in the body, has a meaningful impact on clinical outcomes. We are continuing to invest in technologies to optimize the cell persistence of our genetically-engineered T cells, including technologies related to cell composition, cell signaling, non-immunogenic fully human single chain variable fragments (“scFvs”), and modulation of a patient’s immune system. We are building internal capabilities through both hiring and via acquisitions such as X-Body, Inc. (“X-Body”) and AbVitro, and collaborations with companies such as Editas and Fate Therapeutics.

•	Target Protein Selection. We are using bioinformatics, in vitro analyses, animal data, and clinical experience to identify additional target tumor proteins. Our CAR and TCR technologies enable us to explore target proteins located inside cells (“intracellular proteins”) and proteins located on the cell surface (“extracellular proteins”), giving us the potential to treat a wide array of cancers. We are also investing in technologies that have the potential to accelerate our generation of TCRs and CARs to new targets. For instance, our acquisition of AbVitro Inc. in early 2016 gave us access to a leading next-generation single cell sequencing platform that allows for the identification of full-length, natively paired antibodies and T cell receptors across millions of single cells simultaneously from patient tumor or blood samples.

•	Cell Signaling. Researchers have used CAR T cells for more than two decades in the treatment of cancer. A key insight over the past decade was the addition of a costimulatory domain to the construct. The costimulatory domain amplifies intracellular signaling after the binding domain interacts with a target protein, magnifying the activation of the T cell. We are advancing two next-generation CAR technologies, which we refer to as bispecific CARs and “armored” CARs. Bispecific CARs incorporate a second binding domain on the CAR T cell designed to either amplify or inhibit signaling, a feature that may increase the CAR T cells’ ability to distinguish between cancer cells and normal cells. “Armored” CARs deliver cytokines or other stimulatory signals to modify the tumor microenvironment. We believe these technologies may be important for the treatment of solid tumors.

The following table summarizes our product candidate pipeline and our active and planned clinical trials:

Our Strategy

Our current focus is to create best-in-class cancer therapies using human T cells. We believe that genetically-engineered T cells have the potential to meaningfully improve survival and quality of life for cancer patients. Key elements of our strategy include:

Expedite clinical development, regulatory approval, and commercialization of our CD19 product candidates. We began a Phase II trial in adult r/r ALL in mid-2015 with JCAR015 and a Phase I trial in adult r/r NHL in 2015 with JCAR017, with a potential to move to a registration trial in adult r/r NHL with JCAR017 in 2016 or early 2017. We believe data from these trials, if positive, may lead to an accelerated U.S. regulatory approval for the treatment of adult r/r ALL as early as 2017 and NHL thereafter. If approved in r/r ALL, we plan to commercialize this CD19 product candidate in the U.S. with our own specialty sales force. We expect that data from our U.S. registration trials for our CD19 product candidates will also serve as part of our European Union (“EU”) regulatory package. We have begun dialogues with EU regulators and expect to enroll our first patients in clinical studies in the EU in 2016 or 2017. Celgene has an option to license certain assets, including immune-oncology product candidates, from our pipeline. If Celgene exercises this option, it will serve as our primary commercialization partner outside of North America and China.

Invest in our platform to maximize the beneficial outcomes for cancer patients. Because our CAR and TCR technologies are designed to target both proteins on the cell surface and inside the cell, we believe we have the potential to treat a wide array of cancers, including solid tumors. We believe there are multiple ways to continue to improve efficacy and tolerability of each of these technologies. We have begun Phase I trials for four product candidates targeting cancer-associated proteins other than CD19, and we expect to begin a fifth in early 2016. We plan to begin Phase I testing of our first CD19-directed “armored” CAR in one or more B cell malignancies within the next several months. As data emerge from these studies, we may advance one or more of these product candidates beyond proof of concept trials. We, together with our collaborators, intend to advance multiple additional product candidates into clinical testing over the next five years, with an increasing focus on addressing solid tumors, which cause the vast majority of cancer-related deaths in the developed world. Additionally, we believe that there may be multiple opportunities to improve the efficacy or safety of our product candidates by manipulating the genome, RNA, cell signaling pathways within a cell, or cell surface proteins. To that end, we have made substantial internal investments in these capabilities and entered into collaborations with companies such as Editas, Fate Therapeutics, and Celgene. We expect to continue to build our internal capabilities and to look to access best-in-class technologies outside the company with the goal of making better products for patients.

Develop process development and manufacturing capabilities to be a competitive advantage. We are investing significant resources to optimize process development and manufacturing. We believe these efforts will lead to better product characterization, a more efficient production cycle, and greater flexibility in implementing manufacturing enhancements. In turn, these improvements may lead to a lower cost of manufacturing, streamlined regulatory reviews, greater convenience for patients and physicians, and better patient outcomes. Additionally, this investment in characterizing and controlling our process has the potential to allow us to better exploit future biologic insights into what cell types improve patient outcomes. We have used contract manufacturing organizations (“CMOs”) to provide speed, flexibility and limit upfront capital investment, and successfully brought a CMO on-line to manufacture JCAR015. We have also established a Juno-run manufacturing facility in Bothell, Washington, and are in the process of completing the necessary steps for regulatory approval for this facility. We plan to begin manufacturing clinical trial material from this facility in 2016 and commercial products, subject to the required regulatory approvals, during 2017. In addition, in 2015 we acquired Stage, a company with potential best-in-class cell selection and cell activation technologies as well as automation technologies. We are integrating these technologies into our manufacturing platform. Our overall goal in process development and manufacturing is to maximize patient benefit and carefully manage our cost structure.

Leverage our relationships with our founding institutions, scientific founders and other scientific advisors. Our world-renowned scientific founders and founding institutions, have a history of seminal discoveries and significant experience in oncology, immunology, and cell therapy. We intend to be a science-driven company in all our strategic decision-making and to continue to use our scientific founders’ insights, discoveries, and know-how as we develop our pipeline and technologies.

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

For both the CAR and TCR technologies, we believe that the T cell subsets used in treatment may have a significant impact on cell persistence, efficacy, and/or tolerability. We are investing significant resources in understanding the optimal cells and cell conditions for treatment. Animal data have shown that using a defined composition of CD8+ cells and CD4+ cells can improve the frequency, robustness, and duration of an anti-tumor response. Animal data have also shown that certain CD8+ T cells, when implanted, are more likely to persist as part of the T cell memory pool with the capability of self-renewal, which may lead to a longer duration of the therapeutic effect in patients. We believe our focus on optimizing cells and cellular conditions increases our probability of generating best-in-class therapeutics. Moreover, we believe that the enhanced product characterization that results from a defined cell population may provide greater consistency across patients and give us an improved process development and a potential advantage with clinicians, patients, and regulators.

In some patients, it may be important to control the proliferation and survival of the engineered T cells after they are infused. Our scientific founders have developed technology that inserts a gene into the cell that leads to expression of an inactive truncated EGF receptor (“EGFRt”). Commercially available antibodies, such as cetuximab, can bind to EGFRt and initiate a process that leads to rapid killing, or ablation, of the engineered T cells. This killing effect with cetuximab has been observed in animal studies, but not yet in human studies. Several of our product candidates, including JCAR014 and JCAR017, incorporate this technology. In some of our manufacturing processes, we also use EGFRt as means of identifying the T cells that have been genetically modified to include the CAR construct.

Differences between CARs and TCRs

There are three main differences between CARs and TCRs:

•	Site of Protein Recognition. CARs recognize proteins expressed on the cell’s surface, whereas TCRs recognize peptide fragments from proteins expressed either inside the cell or on the cell’s surface. TCRs are capable of targeting a broader range of proteins and may be able to more selectively target cancer cells or target a broader array of tumor types.

•	MHC Restriction. TCRs recognize proteins that are presented to the immune system as a peptide bound to an MHC, and are therefore restricted to a certain MHC type. MHC types vary across the human population. It is estimated that approximately 80% of the U.S. population has one of the four most common MHC types. Due to this variability, multiple different TCR product candidates will be needed to address any given target protein for a broad population. In contrast, CARs are capable of recognizing the target protein regardless of MHC type. Additionally, most of the TCR product candidates developed in the field to date have been designed to recognize peptides in the context of Class I MHC, which activates CD8+ cells and not CD4+ cells. The implications of the preferential CD8+ activation are not clear, but given the importance of CD8+ and CD4+ cells in a typical immune response, activation of a CD4+ cellular response is likely important in generating maximum efficacy.

•	Maturity of the Technology. The life sciences industry has been developing antibodies for several decades and we believe scientific advances made with this technology can be leveraged to rapidly and predictably generate scFvs to incorporate into a CAR construct and enable it to target a specific protein. Industrial production of TCRs is relatively new, and we are investing in improving our understanding of important variables such as the optimal binding efficiency and structure.

CARs

There are several key components to our CAR technology, each of which may have a significant impact on its utility in cancer immunotherapy:

•

Targeting Element. Our CAR construct typically uses an scFv, also referred to as a binding domain, to recognize a protein of interest. The scFv is derived from the portion of an antibody that specifically recognizes a target protein, and when it is expressed on the surface of a CAR T cell and subsequently binds to a target protein on a cancer cell, it is able to maintain the CAR T cell in proximity to the cancer cell and trigger the activation of the T cell. For example, our most clinically-advanced CAR T cell programs use an scFv from a mouse-derived antibody to target a cell surface protein called CD19. Through our 2015 acquisition of X-Body, we have access to a library of fully human scFvs and our AbVitro acquisition enables us to identify naturally occurring antibodies. We plan to use both of these technologies in the development of future product candidates.

•	Spacer and Transmembrane Domain. The spacer connects the extracellular scFv targeting element to the transmembrane domain, which transverses the cell membrane and connects to the intracellular signaling domain. Data from our scientific founders suggest that the spacer may need to be varied to optimize the potency of the CAR T cell toward the cancer cell due to factors such as the size of the target protein, the region of the target protein where the scFv binds, and the size and affinity of the scFv. Through our collaborations, we have access to a library of spacer constructs.

•	Costimulatory Domains. Upon recognition and binding of the scFv of the CAR T cell to the cancer cell, there is a conformational change that leads to an activation signal to the cell through CD3-zeta, an intracellular signaling protein. Our current CAR constructs also include either a CD28 or 4-1BB costimulatory signaling domain to mimic a “second signal” that amplifies the activation of the CAR T cells, leading to a more robust signal to the T cell to multiply and kill the cancer cell. Additionally, we are exploring the use of a “third signal” in improving the efficacy of our CAR T technology. In 2016, we intend to begin human testing of an “armored CAR” that include adding both a CD28 co-stimulatory domain and another signal through 4-1BB ligand.

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

We are also exploring a number of technologies that modulate T cell biology and their biologic properties in patients. For example, we have partnered with Editas, a leader in applying genome editing such as CRISPR/Cas9 and Talon technologies to create human therapeutics, and Fate Therapeutics, a leader in using pharmacologic modulators such as small molecules to alter the properties of cells while they are ex vivo. With Editas, we are exploring the biologic implication on our engineered T cell technologies of knocking-out or altering the function of a number of human genes. With Fate Therapeutics, we are exploring the potential for these modulators to alter intracellular signaling pathways, with the potential to alter the subtype of T cell or the state of the T cell. The goal of these modifications is to improve efficacy and safety of our products.

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

Important areas of investment for us going forward will be industrializing the creation and manufacturing of TCRs, improving screening processes to better ensure that TCR constructs do not cross-react with normally expressed or other proteins, and finding costimulatory signals to enhance the potency of the genetically engineered cells.

We recently acquired AbVitro, a company based in Boston, Massachusetts with technology to perform next-generation, high throughput, single cell sequencing. This technology allows us to interrogate millions of cells per experiment. An important application for this technology will be to find high affinity, naturally occurring, matched chain TCRs from the normal human immune repertoire, which we believe have a lower risk of unexpected off-target binding than TCRs that have manipulated or mutagenized during development. We believe this technology will significantly improve the speed at which we find these TCRs, allowing us to optimize binding affinity and develop TCRs for a larger percentage of the population.

Product Pipeline

CD19-Directed Product Candidates

Overview

Our three most advanced clinical candidates, JCAR015, JCAR017, and JCAR014, use CAR T cell technology to target CD19. We have worldwide rights to commercialize each of these product candidates. These product candidates differ in several respects as outlined below. We believe our access to and clinical experience with multiple CD19 CARs in patients with B cell malignancies gives us the opportunity to bring best-in-class therapies to market across a range of different blood cancers. We have treated over 250 patients with anti-CD19 CAR T cells.

CD19-Directed Clinical Product Pipeline Overview

	JCAR015	JCAR017	JCAR014

Binding Domain	SJ25C1	FMC63	FMC63

Indications	Adult ALL	Pediatric ALL Adult aggressive NHL	NHL, Adult ALL, CLL
Costimulatory Domain	CD28	4-1BB	4-1BB
Cell Population	CD4+ & CD8+ upfront selection	CD4+ & CD8+ in a defined ratio	CD4+ & CD8+ in a defined ratio
Ablation Technology	None	EGFRt	EGFRt

Viral Vector	Gamma Retroviral	Lentiviral	Lentiviral

We believe CD19 presents an attractive immunotherapeutic target for our technology for a number of reasons:

•	CD19 is expressed by most B cell malignancies including NHL, ALL, and CLL. Within these CD19 positive malignancies, it is generally expressed on all of a patient’s cancer cells.

•	CD19 is expressed on all stages of B lineage cells, and it is present in the vast majority of precursor B cell ALL cases.

•	CD19 is not known to be expressed on any healthy tissue other than B cells. Although treatment with a CD19-directed therapy has the potential to deplete B cells, experience with Rituxan has shown that humans can live with B cell depletion for a prolonged period. Further, CD19 is not expressed on hematopoietic stem cells, and therefore B cells should return when the CAR T cell is no longer present.

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

Treatment outcomes for ALL patients can be distinguished between CR and CRm rates. CR occurs when there is no clinical evidence of the disease based on less than 5% blast cells in the marrow, blood cell counts within normal limits, and no signs or symptoms of the disease. CRm occurs when a patient has all of the above outcomes and there is no evidence of ALL cells in the marrow when using sensitive tests such as polymerase chain reaction (“PCR”) and/or flow cytometry. CR rates are the typical regulatory standard, but recent evidence suggests patients that achieve a CRm have a better long-term prognosis.

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

ALL Efficacy with Current Standard of Care Therapy

ALL Treatment Course	CR Rate (Complete Remission)
1st Induction	80-90%
1st Salvage Chemotherapy	31-44%
>1st Salvage Chemotherapy	20-23%
>2nd Salvage Chemotherapy	5-8%

Antibody-based platforms, including bispecific T cell enhancers (“BiTEs”) and antibody–drug conjugates (“ADCs”) have also been explored in this disease setting. The FDA granted accelerated approval in late 2014 to blinatumomab, a CD19 BiTE given by continuous infusion due to its short serum half life, for treatment of individuals with r/r Philadelphia-chromosome negative ALL. Despite a CR rate of 42% and a CRm rate of 31%, which represent a meaningful improvement versus historical standards, the median duration of response was just under 6 months. Another novel agent, inotuzumab ozogamicin (“inotuzumab”), a CD22 monoclonal ADC conjugated to calicheamicin, has been studied in adults with r/r ALL. The reported results from a Phase III randomized trial of inotuzumab plus induction chemotherapy, as compared against induction chemotherapy on its own, demonstrated a CR rate of 81% but a median duration of response of 4.6 months. Although these novel agents have improved CR rates, such outcomes are not uniform with later relapses, higher burden disease, or in all age groups. Thus, significant unmet need remains. Of note, the majority of inotuzumab treated patients were in first relapse, while the blinatumomab data and data for JCAR015 are primarily in patients after a second or greater relapse.

B Cell Non-Hodgkin Lymphomas

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

Aggressive NHL also represents a collection of lymphoma subtypes. The most common histologic type of aggressive lymphoma is diffuse large B cell lymphoma (“DLBCL”), which is also the most common subtype of all NHLs, and represents approximately 40% of new cases annually. Unlike indolent lymphomas, which have a median survival time as long as 20 years, DLBCL, if left untreated, may have survival measured in weeks to months. Patients often present with a rapidly enlarging mass in a lymphatic region. Extranodal involvement or associated constitutional symptoms are uncommon, although the presence of these symptoms indicates a more aggressive phenotype. Patients with DLBCL who are unable to undergo autologous HSCT and are treated solely with chemotherapy have a poor prognosis with a median survival of approximately six months, compared to a median survival of approximately 12 months for patients who are able to undergo autologous HSCT.

The indolent lymphomas represent a wide group of tumors that often have a long natural history characterized by frequent relapses; together, the indolent lymphomas account for approximately 55% of NHL incidence in the United States. Although these malignancies are treated routinely with a combination of chemotherapy and antibodies, there is no standard of care for relapsed indolent NHL. The typical treatment approaches include multiple rounds of induction chemotherapy or more aggressive salvage therapies, including autologous HSCT, which uses the patient’s own hematopoietic stem cells. Unfortunately, these treatments are generally not curative. Patients with recurrent or progressive indolent lymphoma may be candidates for allogeneic HSCT, which can provide long-term disease free survival to some.

Chronic Lymphocytic Leukemia

CLL is the most common type of leukemia, and it occurs most frequently in older individuals, with diagnoses in persons under 30 years of age occurring only rarely. Each year, approximately 21,000 patients are diagnosed with CLL in the United States. Nearly all CLL is characterized by CD5+ B cells, which express CD19. Approximately 80–85% of individuals with CLL have standard risk disease at diagnosis, and for them the level of disease burden determines both prognosis and the need for immediate treatment or “watchful waiting” before the initiation of any therapy. Over time, CLL develops poor risk features, including expression of CD38, ZAP70, unmutated immunoglobulin heavy chain sequences, or cytogenetic abnormalities or gene mutations. Approximately 15–20% of CLL patients can initially present with poor risk disease. Median progression-free survival in these high risk groups is often under 12 to 18 months after frontline therapy, and less than 12 months in relapsed/refractory disease.

The goal of therapy in CLL for individuals with both treatment naïve and relapsed/refractory disease is a clinical complete response. Strong correlations have been demonstrated between depth of response, specifically to levels below detectable MRD by flow cytometry, and survival. An array of therapies have been evaluated and approved for use in treatment naive and relapsed/refractory CLL, including combination chemotherapy, chemoimmunotherapy, ibrutinib, idelalisib, alemtuzumab, and ofatumumab, and several others continue in development. However, the enthusiasm for these agents has generally been tempered by the low likelihood of complete responses, challenging toxicities, and limited duration of disease responses. Individuals with CLL are generally not considered candidates for allogeneic or autologous transplantation due in part to the median age of 71 years at diagnosis. Therefore, significant opportunity exists for novel therapies to address this unmet need with agents that are tolerated in this patient population.

JCAR015

Overview. JCAR015 is our most advanced development product candidate, and in an ongoing Phase I study, it has demonstrated clinically meaningful complete remission rates in adult patients with r/r ALL. As a result, we have begun a Phase II, multicenter pivotal trial in this setting. JCAR015 uses a CD28 costimulatory domain and a CD4+ and CD8+ selection step to select out T cells from peripheral blood mononuclear cells (“PBMC”). This combined CD4+ and CD8+ selection process significantly reduces B cell leukemia contamination. JCAR015 was originally developed at MSK. The trials for JCAR015 have not employed any manufacturing screening assay to exclude patients from treatment, which may broaden the scope of any eventual marketing approval of JCAR015 as compared to others’ CD19 directed product candidates where such assays have been used.

Clinical Experience. JCAR015 continues enrolling r/r ALL patients in a single-center, Phase I open label clinical trial. This trial was initiated in January 2010. An investigational new drug (“IND”) application for JCAR015 was submitted in January 2007 by MSK, the Phase I trial sponsor for the treatment of relapsed/refractory CLL. The

IND was amended in September 2009 to add a protocol for the treatment of r/r ALL in adults. The main goals of the trial are to determine the safety and appropriate dose of the modified T cells in patients with B cell malignancies. We have focused our efforts in this trial and with this therapy towards patients with r/r ALL, a patient population with few or no alternatives. Initially, patients enrolled in this trial received low-intensity conditioning chemotherapy prior to receiving their CAR T cell dose, but more recently, the trial has also evaluated alternative pre-conditioning regimens and novel cell dosing schedules for use in our pivotal Phase II trial.

As of a data cutoff date of November 2, 2015, 82% of the 45 evaluable patients receiving CAR T cells achieved CR and 67% of patients achieved a CRm using PCR and/or flow cytometry in a population relapsed or refractory to prior intensive chemotherapy and/or novel antibody regimens.

Summary of Clinical Data JCAR015

Disease Burden(1)
	Minimal Residual	Morphologic(2)	Total
Number of Patients	21	25(3)	46(3)
Complete Remission(4)	19/21 (90%)	18/24 (75%)	37/45 (82%)
Complete Molecular Remission(5)	15/21 (71%)	15/24 (63%)	30/45 (67%)
Severe CRS(6)	0/21 (0%)	11/25 (44%)	11/46 (24%)
Grade 3 and Above Neurotoxicity	3/21 (14%)	10/25 (40%)	13/46 (28%)

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

(3) Includes one subject who was evaluable for safety outcomes, but not for efficacy

(4) Includes both complete remission and complete remission with incomplete hematological recovery

(5) Measured by flow cytometry or PCR

(6) Defined as requiring mechanical ventilator or significant vasopressor support

As demonstrated by the following chart, CR rates were consistent across demographic and disease characteristics.

Summary of CR by Subgroups JCAR015

The notable side effects of JCAR015 are severe cytokine release syndrome (“sCRS”) and severe neurotoxicity. sCRS is a condition that, by convention, is currently defined clinically by certain side effects, including hypotension, or low blood pressure, when such side effects are serious enough to lead to intensive care unit care with mechanical ventilation or significant vasopressor support. CRS is generally believed to result from the release of inflammatory proteins in the body as the CAR T cells rapidly multiply in the presence of the target tumor proteins. Severe neurotoxicity can have several clinical manifestations, including confusion, aphasia, encephalopathy, myoclonus and generalized seizure.

Severe neurotoxicity is defined as events having grade 3 or higher severity as defined by Common Terminology Criteria for Adverse Events (“CTCAE”) for each manifestation. These severe neurotoxicity events may require ICU level care. As of a data cutoff date of November 2, 2015, approximately 24% of 46 adult r/r ALL patients experienced sCRS, with a rate of 0% in patients with minimal residual disease and 44% in patients with morphologic disease. Approximately 28% of 46 adult r/r ALL patients experienced severe neurotoxicity, with a rate of 14% in patients with minimal residual disease and 40% in patients with morphologic disease. We define minimal residual disease as the presence of no more than 5% lymphoblasts in a patient’s bone marrow and morphologic disease as more than 5% lymphoblasts in a patient’s bone marrow. Among the patients with sCRS, there have been two deaths that we believe were either directly or indirectly related to sCRS. Other than sCRS and severe neurotoxicity, JCAR015 has been generally well tolerated.

The following table identifies the prevalence of adverse events that are at least possibly related to JCAR015 based on clinical data through November 2, 2015 that are CTCAE grade 3 or higher.

Grade 3 or Higher Treatment-Emergent Adverse Events that Are at Least Possibly Related to Study Treatment

JCAR015

Total Treated (N=46)
Any AE as Specified	40 (87.0%)

Blood and lymphatic system disorders	21 (45.7%)
Febrile neutropenia	21 (45.7%)

Cardiac disorders	5 (10.9%)
Atrial fibrillation	1 (2.2%)
Atrial tachycardia	1 (2.2%)
Sinus tachycardia	3 (6.5%)
Left ventricular dysfunction	1 (2.2%)

General disorders and administration site conditions	5 (10.9%)
Pyrexia	3 (6.5%)
Chills	1 (2.2%)
Fatigue	1 (2.2%)

Infections and infestations	3 (6.5%)
Pneumonia	1 (2.2%)
Sepsis	1 (2.2%)
Sinusitis	1 (2.2%)

Investigations	16 (34.8%)
Alanine aminotransferase increased	6 (13.0%)
Blood alkaline phosphatase increased	6 (13.0%)
Aspartate aminotransferase increased	6 (13.0%)
Blood bilirubin increased	5 (10.9%)
Blood creatinine increased	2 (4.3%)
Blood creatine phosphokinase increased	1 (2.2%)
Neutrophil count	1 (2.2%)
Neutrophil count decreased	1 (2.2%)

Metabolism and nutrition disorders	32 (69.6%)
Hypocalcaemia	21 (45.7%)
Hypophosphataemia	25 (54.3%)
Hyperglycaemia	10 (21.7%)
Hypokalaemia	11 (23.9%)
Hyponatraemia	6 (13.0%)

Total Treated (N=46)
Hyperkalaemia	4 (8.7%)
Hypermagnesaemia	2 (4.3%)
Hypertriglyceridaemia	1 (2.2%)
Hypoalbuminaemia	1 (2.2%)

Nervous system disorders	14 (30.4%)
Encephalopathy	14 (30.4%)
Paraesthesia	1 (2.2%)
Peripheral motor neuropathy	1 (2.2%)
Seizure	1 (2.2%)

Respiratory, thoracic and mediastinal disorders	8 (17.4%)
Hypoxia	6 (13.0%)
Dyspnoea	3 (6.5%)
Respiratory failure	2 (4.3%)

Skin and subcutaneous tissue disorders	1 (2.2%)
Dermatitis acneiform	1 (2.2%)
1 (3.6%)
Erythema multiforme	1 (2.2%)
1 (3.6%)

Vascular disorders	14 (30.4%)
Hypotension	14 (30.4%)
9 (32.1%)
Hypertension	1 (2.2%)

Gastrointestinal disorders	1 (2.2%)
Small intestinal haemorrhage	1 (2.2%)

Renal and urinary disorders	1 (2.2%)
Acute kidney injury	1 (2.2%)

Uncoded Events	1 (2.2%)
Muscle weakness - extremity-lower	1 (2.2%)

Immune system disorders	3 (6.5%)
Cytokine release syndrome	3 (6.5%)

Several protocol changes were made in April 2014 after treatment-emergent adverse events led to the death of two patients. The most important changes included using a lower dose of CAR T cells (1x10^6/kg vs 3x10^6/kg) in patients with morphologic r/r ALL, excluding patients with Class III or IV congestive heart failure as defined by the New York Heart Association, excluding patients with active central nervous system leukemia or symptomatic central nervous system leukemia within 28 days, adding sCRS as a dose limiting toxicity, and restricting a patient from receiving a second treatment of JCAR015 if the patient experienced any non-hematologic CTCAE grade 4 toxicities, including sCRS, with the prior JCAR015 treatment. Prior to the protocol changes, patients typically received a dose of 3x10^6 CAR T cells/kg regardless of the level of disease burden. We continue to examine the effect of a second scheduled dose delivered approximately three weeks following the first dose and the use of alternative pre-conditioning regimens containing fludarabine and cyclophosphamide. We expect to have additional data from this trial over the next six to 18 months.

In the following figure, we show the investigator-reported survival rate as of November 2, 2015 of the 45 evaluable r/r ALL patients treated with JCAR015. Although it is difficult to compare across trials, the survival rate compares favorably to historical controls, which have a median survival of approximately three months, and one-year overall survival of approximately 14%. In this single arm Phase I trial, individuals achieving a CR demonstrated a plateau in overall survival of approximately 50% at one year and beyond (Kaplan-Meier estimate of OS rate at 12 months is 0.45 with 95% confidence interval of [0.25, 0.63]).

Overall Survival: All JCAR015 Patients

Source: MSK ASH 2015 Presentation

Patients with r/r ALL who achieve a CR with treatment may proceed to an allogeneic HSCT. In this trial, 13 patients have, as of a data cutoff date of November 2, 2015, received an allogeneic HSCT after attaining a CR with JCAR015. In the figure below, we show the investigator-reported survival rate as of November 2, 2015 of r/r ALL patients treated with JCAR015 that responded to treatment, with separate curves for patients that receive an allogeneic HSCT at some point after treatment and those that do not.

Overall Survival: By HSCT Status Post CAR T Cells – CRm Patients

Source: MSK ASH 2015 Presentation.

We began a Phase II, multicenter, pivotal trial in 2015 under a Juno-sponsored IND. We plan to treat approximately 90 adult r/r ALL patients with JCAR015 across more than 15 world-class cancer centers in order to have approximately 50 evaluable patients, which is defined as r/r ALL patients with morphologic ALL at the time of JCAR015 infusion. The trial design includes optimized dosing schedule and pre-conditioning. The primary endpoint is overall response rate, defined as the proportion of subjects with CR or CR with incomplete hematological recovery. Patients will also be evaluated and followed for several secondary endpoints, including but not limited to safety, durability of responses, cellular kinetics, disease control rate, and comparability of Phase II manufacturing product to Phase I manufacturing product.

JCAR017

Overview. JCAR017 also targets CD19, but differs from JCAR015 in several important respects. JCAR017 uses the 4-1BB costimulatory domain, a different scFv binding domain and a defined cell composition made up of a 1:1 ratio of CD4+ T cells and CD8+ T cells. This defined cell composition is attained by using separate CD4+ and CD8+ selection and processing and then controlling for the number of each cell subtype in the final product. This minimizes the leukemia contamination risk and provides a consistent T cell phenotype ratio.

JCAR017 is currently in development for pediatric patients with r/r ALL, and more recently, for adults with r/r aggressive NHL. In the Phase I/II pediatric r/r ALL trial, the Phase I portion initially enrolled patients whose leukemia has recurred after an allogeneic HSCT, but later the entry criteria were broadened to include all pediatric patients with r/r ALL. JCAR017 was originally developed at Seattle Children’s Research Institute (“SCRI”). A Phase I NHL trial began in 2015 and is enrolling adults with r/r aggressive NHL to explore this product candidate’s efficacy in this setting and to explore multi-dose schedules.

Clinical Experience. JCAR017 is being evaluated in a Phase I/II clinical trial in pediatric r/r ALL. An IND application for JCAR017 was submitted in November 2013 by SCRI, the Phase I/II trial sponsor, for the treatment of CD19 positive pediatric leukemia. The trial was initiated in January 2014. The Phase I/II trial is designed to evaluate four dose levels: 5x10^5 T cells/kg, 1x10^6 T cells/kg, 5x10^6 T cells/kg, and 1x10^7 T cells/kg. The primary endpoints of the trial are to evaluate the preliminary toxicity, safety, and efficacy of JCAR017, and the feasibility of manufacturing and releasing JCAR017, in children and young adults with CD19- positive pediatric leukemia. The secondary endpoints of the trial include assessing persistence of the modified T cells and potentially assessing the efficacy of cetuximab to eliminate the modified T cells. Patients enrolled in this trial initially received low-intensity chemotherapy prior to receiving their CAR T cell dose, and maximum tolerated dose was determined to be 5x10^6 T cells/kg. More recently, a much lower cell dose of 5x10^5 T cells/kg has been tested with intensified pre-conditioning, and early results with this regimen have demonstrated an improved risk/benefit profile for this agent.

Based on investigator-reported data presented at the American Association for Cancer Research Annual Meeting held in April 2015 (“AACR 2015”), as of a data cutoff date of April 10, 2015, 22 patients had been treated in the Phase I portion of the trial, of which 91% experienced a CRm, as represented by the following table:

Summary of Clinical Data JCAR017

Number of Patients	22
CR	21/22 (95%)(1)
CRm(2)	20/22 (91%)(1)
sCRS(3)	6/22 (27%)
Severe Neurotoxicity	4/22 (18%)

(1) One non-responder received steroids at line placement for apheresis

(2) Measured by flow cytometry

(3) Defined as requiring mechanical ventilator or significant vasopressor support

Source: SCRI AACR 2015 Presentation.

In an investigator-reported update of outcomes presented at CIPO 2015, as of a data cutoff date in September 2015, 91% (29/32) patients have experienced a CRm.

Patients treated in this trial have experienced the highest cell expansion and longest cell persistence in the body of any of our CD19-directed product candidates prior to the introduction of flu/cy conditioning. Improving cell expansion and persistence translates into an increase in exposure of cancer cells in the body to the CAR T cells, the active ingredient in our treatment. Increasing this exposure is an important goal of our basic and translational research. We believe, and data from studies for product candidates such as JCAR014 show, that increasing this exposure translates into improved clinical benefit. Additionally, JCAR017 is a defined cell product that has a number of manufacturing related advantages compared to JCAR014 that may translate into both better clinical results and long-term cost of goods. Because of these potential advantages in both exposure and manufacturing, we have chosen to move forward with JCAR017 as the backbone for our multi-center, Phase I trial in r/r NHL. We also plan to study it across a number of additional treatment settings if results continue to support these potential advantages.

We began a multicenter Phase I trial in 2015 of JCAR017 in adults with r/r aggressive NHL under a Juno-sponsored IND. We plan to treat approximately 48 r/r NHL patients in this Phase I trial. The primary endpoints of the trial are to evaluate preliminary toxicity, safety, and cell expansion and cell persistence of JCAR017. The secondary endpoints of the trial include assessing efficacy, durability of responses, progression-free survival, and overall survival.

JCAR014

Overview. JCAR014 also targets CD19. JCAR014 uses the 4-1BB costimulatory domain and is composed of CD8+ T cells and CD4+ T cells in a defined ratio. JCAR014 was originally developed at the Fred Hutchinson Cancer Research Center (“FHCRC”).

Clinical Experience. JCAR014 is being evaluated in a Phase I/II trial as a treatment for adults with any of several B cell malignancies, including ALL, NHL, and CLL, in patients relapsed or refractory to standard therapies. An IND application for JCAR014 was submitted in March 2013 by FHCRC’s Stanley Riddell, the Phase I/II trial sponsor, for the treatment of CD19-positive advanced B cell malignancies. The trial was initiated in May 2013. The Phase I/II trial is designed to evaluate three dose levels: 2x10^5 T cells/kg, 2x10^6 T cells/kg, and 2x10^7 T cells/kg. The highest dose level of 2x10^7 T cells/kg has been discontinued as it exceeded the maximum tolerated dose as defined by the study. The primary endpoint of the trial is to evaluate the feasibility and preliminary safety of using JCAR014 to treat CD19-positive advanced B cell malignancies. The secondary endpoints of the trial include assessing the duration of persistence of the modified T cells, determining whether the modified T cells traffic in the bone marrow and function in vivo, determining if the modified T cells have antitumor activity in patients with measurable tumor burden prior to T cell transfer, and determining if the treatment is associated with tumor lysis syndrome. As of a data cutoff date of December 1, 2015, 71 patients have been treated in the Phase I portion of the trial, of which 30 patients had r/r ALL, 32 patients had r/r NHL, and nine patients had r/r CLL. Patients enrolled in this trial initially received low-intensity chemotherapy prior to receiving their CAR T cell dose. This trial has systematically evaluated alternative pre-conditioning regimens and established a flu/cy pre-conditioning regimen that supports significantly improved cell expansion, cell persistence, and complete response rates. The combination of this regimen and the JCAR014 defined cell product also demonstrated relatively low frequency of severe CRS and neurotoxicity at lower dosing levels for all diseases.

A key finding of the early phase of the trial was that patients with greater cell expansion and longer cell persistence generally derived better clinical benefit. Data for JCAR014 using a flu/cy pre-conditioning regimen were presented at ASH 2015 and demonstrated improved cell expansion and cell persistence in individuals with r/r ALL, r/r NHL, and r/r CLL.

In r/r ALL, 17 patients have been treated with JCAR014 using a flu/cy pre-conditioning regimen, with 100% achieving a CR and a CRm based upon investigator-reported interim data. The reported follow-up was relatively short, but clearly was showing improved durability of response.

In r/r NHL, the JCAR014 experience with flu/cy pre-conditioning in 18 evaluable patients demonstrated a complete response rate of 50%, as defined by International Working Group Criteria [2007], and produced severe CRS in 20% and severe neurotoxicity in 35% of patients. At the currently planned dose for r/r NHL patients, 2x10^6 T cells/kg, in 11 evaluable patients, JCAR014 has achieved a 64% complete response rate and 82% complete or partial response rate. In the eight r/r NHL patients with DLBCL, 75% had a complete response and 100% of patients had a complete or partial response. At this dose, 9% of r/r NHL patients experienced sCRS and 18% of r/r NHL patients had severe neurotoxicity. For the JCAR014 trial, sCRS is defined as the occurrence of certain side effects, which can include hypotension or respiratory distress that required ICU level care. Patients from this portion of the trial have been followed for between two and nine months, and as of the data cut-off date of December 1, 2015, all patients with a complete response remained in remission.

In r/r CLL, seven patients have been treated with JCAR014 using a flu/cy pre-conditioning regimen. All seven had either a complete or partial response, with four, or 57%, having a complete response. As of the December 1, 2015 cutoff date, no patient in this portion of the trial had had their cancer progress with follow-up of between two and 14 months.

As presented at ASH 2015, in the full Phase I portion of the trial, this defined cell product candidate displayed a side effect profile that is similar to our other CD19-directed product candidates in the types of adverse events observed. In this trial, 13% of patients with r/r NHL have experienced sCRS and 28% of r/r NHL patients experienced severe neurotoxicity, 23% of r/r ALL patients experienced sCRS and 50% of r/r ALL patients experienced severe neurotoxicity, and 11% of patients with r/r CLL have experienced sCRS and 33% of patients with r/r CLL have experienced severe neurotoxicity. There have been two patient deaths in r/r ALL patients treated with JCAR014—one at the highest dose, 2x10^7 T cells/kg, and one at the middle dose, 2x10^6 T cells/kg—that we believe were either directly or indirectly related to sCRS or severe neurotoxicity. There have also been two patient deaths in r/r NHL patients treated with JCAR014, both at the highest dose, that we believe were either directly or indirectly related to sCRS or severe neurotoxicity. As a result of the patient deaths, the highest dose level is no longer being used on the trial and the middle dose level is no longer being used in r/r ALL patients.

Overall in this study, as of December 1, 2015, we have treated 30 patients with r/r ALL with various conditioning regimens. Based on investigator-reported interim data, 100% of the 29 evaluable patients had a CR and 93% of the 29 evaluable patients had a CRm.

We have treated 32 patients with r/r NHL. Based on investigator-reported interim data, 63% of the 30 evaluable patients had a partial or complete response.

We have treated 9 patients with r/r CLL. Based on investigator-reported interim data, 89% of the 9 patients had a partial or complete response.

The following figure compares the experience in r/r NHL with JCAR014 as of a data cutoff date of December 1, 2015, comparing the data for patients who received a flu/cy conditioning regimen to those who did not, and comparing the data for the three dose levels used in the patients who received flu/cy conditioning:

JCAR014: NHL Experience Provides Important Insights

Conditioning Regimen	Non-Flu/Cy	Flu/Cy
Dose Level	All Doses N=12	2*105/kg N=3	2*106/kg N=11	2*107/kg N=4–6

Efficacy
CR	1/12	1/3	7/11	1/4
	(8%)	(33%)	(64%)	(25%)
CR/PR	6/12	1/3	9/11	3/4
	(50%)	(33%)	(82%)	(75%)

Toxicity
sCRS	0/12	0/3	1/11	3/6
	(0%)	(0%)	(9%)	(50%)
Severe Neurotoxicity	2/12	1/3	2/11	4/6
	(17%)	(33%)	(18%)	(67%)

Adding fludarabine to our pre-treatment chemotherapy regimen has meaningfully impacted the cell expansion and cell persistence of JCAR014, and these early clinical data show an improved clinical benefit. The exact mechanism of this effect from fludarabine is not yet known, but several hypotheses include:

•	an impact on the patient’s own, or endogenous, CD8+, cytotoxic T cells, which can lead to a lower risk of a patient immune response to JCAR014;

•	a decrease in endogenous CD4+ regulatory T cells, which may help the CAR T cells grow better and persist in an active state for longer;

•	a decrease in endogenous T cells leading to an increase in cytokine production that is favorable to CAR T cell growth and survival; and/or

•	a direct effect on lymph node architecture, which improves access of CAR T cells to the cancer.

CR, CRm, and complete responses are important surrogate markers for patients. Ultimately, survival is the most important measure of clinical benefit for cancer patients. While the results are not from a randomized trial, and longer follow-up is necessary, the figures below show that the improvement in cell exposure is translating into improved response rates and into improved survival, as of a data cutoff date of December 1, 2015. These figures show the overall survival of r/r ALL and r/r NHL patients who received JCAR014 at dose levels 1 and 2, comparing those who received flu/cy pre-conditioning and those who did not. We believe that the level of any plateau on an overall survival curve can be important information for physicians and patients.

Overall Survival After CAR T Cell Infusion in ALL and NHL Patients at Dose Levels 1 & 2

Based on data from this trial, the depth and duration of response in r/r NHL, r/r CLL, and /r ALL with JCAR014 appear to correlate with the cell expansion and cell persistence of the product candidate in the patient’s body. With JCAR014, we have seen significant antitumor responses together with relatively low frequency of severe CRS and neurotoxicity, even with intensified chemotherapy regimens, suggesting that defined ratio CD4+ and CD8+ T cell products may have potential cell dose control advantages, which may improve potency and safety.

JCAR017, like JCAR014, is a defined cell product, but JCAR017 has a number of manufacturing-related advantages. Hence, our current plan is to develop JCAR017 rather than JCAR014. However, we plan to continue enrolling patients in the ongoing Phase I/II trial for JCAR014 in 2016 in order to explore additional treatment strategies to improve the exposure of the CAR T cells. We expect to have additional data from this trial in 2016. In addition, the IND has cleared for and we plan to enroll patents through 2016 in a Phase Ib trial, sponsored by FHCRC, in r/r NHL patients using the combination of JCAR014 with MedImmune’s PD-L1 checkpoint inhibitor durvalumab. We believe that this and other combination trials will provide key insights on the next set of development trials in lymphoma and CLL. These trials may also potentially inform strategies for solid organ tumor settings and next generation CAR constructs.

CD19 Strategy and Development Plans

With respect to adult r/r ALL, we are currently enrolling our multicenter Phase II potential registration trial for JCAR015. Data from this trial may allow for FDA accelerated approval as early as 2017.

With respect to r/r NHL, we initiated our multi-center Phase I trial for JCAR017 in adults in 2015. This product candidate appears to have the highest cell expansion and longest cell persistence in the absence of flu/cy conditioning, and most favorable therapeutic window of any of our CD19-directed product candidates based on the data generated to date. If data from this trial continue to show favorable expansion and persistence as well as clinical responses, we plan to utilize this drug candidate in our r/r NHL and r/r CLL trials moving forward. We continue to enroll patients in the ongoing Phase I/II trial for JCAR014 in r/r NHL, and we plan to use the ongoing Phase I/II trial to explore important questions that will inform our clinical strategy for other product candidates and improve our platform overall, such as exploring alternative chemotherapy preparation regimens and immune-modulatory strategies to improve cell persistence. In 2016, we expect to have additional data from the Phase I/II JCAR014 trial and initial data from our Phase I JCAR017 trial. Depending upon the results of these trials, we intend to begin registration trials in aggressive r/r NHL and r/r CLL in 2016 or early 2017 to support U.S. regulatory approval.

We believe our access to and clinical experience with multiple CD19 trials gives us the opportunity to bring best-in-class therapies to market across a range of B cell malignancies, as well as to make technology improvements to create better products over time. Key areas of focus include investigating the effect of varying cell compositions, the “armored” CAR approach, combinations with other immuno-oncology agents, and human binding domains.

We are planning Phase I trials in one or more B cell malignancies for up to three different “armored” CAR product candidates that target CD19. These product candidates are designed to explore the potential for synergistic effects of a CD19-directed CAR T cell and the production or expression of locally acting signaling proteins by the CAR T cell, specifically 4-1BBL, CD40L, and IL-12. We expect to commence a Phase I trial through our collaborator MSK of a CD19/4-1BBL “armored” CAR in 2016, and a Phase I trial for one or both of CD19/CD40L and CD19/IL-12 “armored” CARs in 2016 or 2017.

The IND has cleared for and we plan enrollment through 2016 for a Phase Ib trial, sponsored by FHCRC, in r/r NHL patients using the novel combination of JCAR014 with MedImmune’s PD-L1 checkpoint inhibitor durvalumab. We believe that this, and other combination trials will provide key insights on the next set of development trials in lymphoma and solid tumor settings, and also potentially inform next generation CAR constructs. Also, we are also planning to initiate a Phase I trial in one or more B cell malignancies in 2016 using a CD19-directed CAR product candidate that uses a fully human scFv. We expect several generations of product improvements for this target over the coming years, as we work to optimize patient outcomes for patients with lymphoma or leukemia.

As described in more detail under the caption “Licenses and Third-Party Collaborations” below, Celgene has the right to opt in to our CD19 program and thereby exclusively license our CD19 product candidates for development and commercialization outside of North America and China. Celgene has an opt-in decision on our CD19 program in 2016, and should Celgene exercise this option, we expect that we, along with Celgene, will outline more of our strategy in these geographies. Should Celgene not exercise its option, we will either develop and commercialize our CD19 portfolio ourselves or seek another partner in some or all of these geographies.

Additional Product Candidates

We are exploring the potential of our CAR and TCR technologies against targets that have the potential to treat cancers not currently targeted by CD19-directed products—in particular, difficult-to-treat solid organ tumors such as certain breast, lung, and pancreatic cancers, as well as B cell malignancies that do not express CD19. We and our collaborators are working on a number of product candidates in early clinical or late-stage pre-clinical development that target different cancer proteins. We began clinical testing of four candidates in 2015 targeting cancer-associated proteins other than CD19 and plan to begin clinical testing of a fifth in early 2016, and these trials will continue to enroll patients in 2016.

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

JCAR018 is the CD22-directed CAR product candidate with respect to which we have licensed technology from Opus Bio. This product candidate was originally developed at the NCI. It has a fully human scFv and a 4-1BB costimulatory domain. Data from mouse models suggest that JCAR018 will have comparable efficacy in lymphoma and leukemia as CD19-directed CAR T cells. Patient enrollment has commenced in a Phase I trial sponsored by the NCI. This Phase I trial will enroll patients one year to 30 years in age that have CD22-positive r/r ALL or r/r NHL. The trial is open to patients who have either CD19-negative or CD19-positive disease and who have or have not received previous CAR T cell treatment. Preliminary results with the lowest JCAR018 cell dose, as well as one patient at the next highest dose, were presented at ASH 2015. JCAR018 demonstrated anti-tumor activity in r/r ALL patients, including both patients that had previously been treated with an anti-CD19 CAR therapy and those who had not, with two out of seven achieving a CRm. The product candidate had generally manageable adverse events. The dose escalation portion of this trial will continue during 2016. We recently achieved the first clinical milestone under our license agreement for this product candidate, for which paid Opus Bio a milestone payment in equity. We plan to present additional data from this trial later in 2016.

JCAR023: L1CAM (CD171)

L1CAM, also known as CD171, is a cell-surface adhesion molecule that plays an important role in the development of a normal nervous system. It is overexpressed in neuroblastoma, and there is increasing evidence of aberrant expression in a variety of solid organ tumors, including glioblastoma and lung, pancreatic, and ovarian cancers.

JCAR023 is our L1CAM directed CAR T cell product candidate, which was originally developed at SCRI. It has a defined cell composition. Preliminary data from a non-human primate study has shown no evidence of reactivity of JCAR023 to normal tissues at cell doses 10-100 fold higher than the anticipated target dose in humans. SCRI is conducting a Phase I trial of JCAR023 in in patients with refractory or recurrent pediatric neuroblastoma, under a SCRI-sponsored IND. The Phase I protocol-defined dose-escalation will continue during 2016.

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

JCAR020 is our first development candidate that uses our “armored CAR” technology. IL-12 is a cytokine that can help overcome the inhibitory effects that the tumor micro-environment can have on T cell activity. Systemic delivery of IL-12 has been limited to date by severe side effects, which have included severe hematological toxicity, severe hepatic dysfunction, and immune reactive events such as colitis, some of which resulted in deaths and trial stoppage. However, we believe local delivery to the tumor may provide efficacy while avoiding these side effects. JCAR020 secretes IL-12. Because CAR T cells aggregate at the target protein, IL-12 delivery is likely to concentrate in areas with significant MUC-16 protein expression, in this case, MUC-16 expressing cancers. We believe the armored CAR utilizing IL-12 has the potential to enhance T cell potency and persistence. MSK is conducting a Phase I trial of JCAR020 in ovarian cancer, under an MSK-sponsored IND. The Phase I trial for JCAR020 opened for enrollment in 2015, and the trial will continue to enroll patients at ascending doses in 2016. In addition to assessing safety and preliminary efficacy, the trial is designed to provide potential biomarker and translational insights.

JCAR024: ROR-1

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

JCAR024 is our ROR-1-directed CAR T cell product candidate, which was originally developed at FHCRC. It has a defined cell composition. Preliminary data in non-human primates has shown no evidence of acute clinically relevant side effects at cell doses exceeding the anticipated target dose in humans. We began a Phase I trial in early 2016 of JCAR024 in patients with ROR-1 expressing cancers, under a FHCRC-sponsored IND. We are also developing a next generation ROR-1-directed CAR T cell product candidate.

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

Based on investigator-reported interim data presented at CIPO 2015 from the Phase I portion of this trial, JTCR016 has been generally well tolerated and has demonstrated no off-target effects. JTCR016 has also demonstrated TCR cell persistence beyond one year in a majority of subjects. This trial continues to monitor for AML disease relapse in this high risk population. We expect additional data from this trial in 2016.

The following adverse events of CTCAE grades 3 or 4 were experienced by more than one patient, whether or not treatment related, based on investigator-reported interim data as of November 10, 2014: lymphopenia, thrombocytopenia, anemia, hypotension, neutrophil count decreased, hyponatremia, hypophosphatemia, fever, fatigue, and infection. There were no observed events of sCRS or severe neurotoxicity in these patients.

We are also enrolling patients in a separate FHCRC-sponsored Phase I trial of JTCR016 in advanced NSCLC patients and are planning another FHCRC-sponsored Phase I trial of JTCR016 in earlier-stage AML patients.

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

We continue to leverage our relationships with our academic partner institutions for manufacturing for some of our Phase I/II clinical trials. Doing so has significantly accelerated our ability to advance clinical trials, gain insights into the multiple manufacturing processes, and establish an infrastructure for future Phase I and II trials.

Our manufacturing strategy is designed to meet the demand needs of clinical supply and commercial launch. We have successfully brought on-line a CMO to manufacture JCAR015 and are in the final stages of establishing our own manufacturing facility to support manufacturing under established current good manufacturing practices (“cGMP”). This approach will position us to support multicenter clinical trials and commercialization.

Our goal is to carefully manage our cost structure, maximize optionality, and drive long-term cost of goods as low as possible. As such, we established manufacturing capabilities at a CMO to increase the speed at which we could bring cGMP capacity on-line to support our JCAR015 clinical program. We plan to complement the use of the CMO by establishing our own cGMP manufacturing facility. In 2015 we entered into a ten-year lease for a facility in Bothell, Washington, which we have comprehensively remodeled to enable cGMP manufacturing. We are in the process of completing the necessary steps for regulatory approval for this facility, and we plan to begin manufacturing clinical trial material from this facility in 2016 and commercial products, subject to the required regulatory approvals, during 2017. We believe that operating our own manufacturing facility will provide us with enhanced control of material supply for both clinical trials and the commercial market, will enable the more rapid implementation of process changes, and will allow for better long-term margins.

Our manufacturing strategy is currently structured to support our U.S. development plans. Although we believe the general manufacturing strategy developed for the United States will be applicable in other geographies, specific strategies for other geographies will be developed as part of our clinical and commercial plans for such other geographies. As such, we are currently developing our strategy for geographies outside of the U.S., in collaboration with Celgene and other potential partners.

Commercialization Plan

We currently have no sales, marketing or commercial product distribution capabilities and have no experience as a company in marketing products. We intend to build our own global commercialization capabilities over time as well as to leverage Celgene’s global capabilities in certain geographies on assets that Celgene opts into.

According to Decision Resources Group’s projections, the combined global market for ALL, DLBCL, and CLL combined is expected to exceed $20 billion by 2025. In the United States alone, there are approximately 6,000 patients diagnosed with ALL, 42,000 patients diagnosed with NHL and another 21,000 diagnosed with CLL each year. If any of our CD19 product candidates are approved, we expect to commercialize those products in the United States with an experienced sales, marketing, payer access and distribution organization including a national specialty hematology sales force.

Outside the United States, we have not yet defined our regulatory and commercial strategy for our CD19 product candidates. Based on the collaboration agreement Juno entered into with Celgene, if Celgene exercises its option for the CD19 program, we would expect to outline our global plan for further development and commercialization of our CD19 product candidates in partnership with Celgene in 2016. With respect to product candidates arising out of other programs that Celgene opts in to, we would expect to leverage Celgene’s global development and commercial capabilities in those territories where Celgene receives development and commercialization rights. With respect to product candidates arising from programs for which Celgene chooses not to exercise its option, we would expect to identify strategic partners for ongoing global commercialization of such product candidates, which may include biopharmaceutical partners, distributors, and contract sales and marketing organizations, or we may decide to establish our own commercial infrastructure. We plan to further evaluate these alternatives as we approach approval for one of our product candidates.

As additional product candidates advance through our pipeline, our commercial plans will evolve as we consider elements such as the market potential, the unmet clinical need, the competitive landscape, development costs, etc., in order to efficiently and successfully commercialize our assets.

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

We have developed and in-licensed numerous patents and patent applications and possess substantial know-how and trade secrets relating to the development and commercialization of immunotherapy product candidates, including related manufacturing processes and technology. Many of these in-licensed patents and patent applications claim the inventions of investigators at MSK, FHCRC, SCRI, NIH, City of Hope, and St. Jude, as described in more detail below under the caption “Licenses and Third-Party Collaborations.” As of January 31, 2016, our owned and licensed patent portfolio consists of approximately 22 licensed U.S. issued patents, approximately 26 licensed U.S. pending patent applications, approximately 38 owned U.S. issued patents, and approximately 35 owned U.S. pending patent applications covering certain of our proprietary technology, inventions, and improvements and our most advanced product candidates, as well as approximately five owned patents issued in jurisdictions outside the United States, approximately 39 licensed patents issued in jurisdictions outside of the United States, approximately 169 licensed patent applications pending in jurisdictions outside of the United States (including eight licensed pending Patent Cooperation Treaty applications), and approximately 61 owned patent applications pending in jurisdictions outside of the United States (including 14 owned pending Patent Cooperation Treaty applications) that, in many cases, are counterparts to the foregoing U.S. patents and patent applications. For example, these patents and patent applications include claims directed to:

•	proprietary CARs, T cell receptors and antibodies;

•	proprietary CAR constructs, including those with customized spacer domains for improved tumor recognition;

•	engineered transgenes for T cell selection and in vivo ablation;

•	proprietary gene transfer vectors;

•	reversible reagents for cell selection, expansion and engineering;

•	systems and processes for generating and manufacturing cells for adoptive immunotherapy;

•	adoptive immunotherapy using defined T cell compositions;

•	multispecific cellular therapy approaches, including bispecific CARs, cells and compositions;

•	formulations, dosages, and treatment methods for adoptive immunotherapy, including those for reducing toxicity associated with adoptive immunotherapy;

•	approaches for improving exposure to therapeutic cell product and promoting resistance to factors of tumor microenvironments; and

•	libraries and high throughput methods for the discovery of antigen-binding molecules and targets.

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

Individual patents extend for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained. Generally, patents issued for applications filed in the United States are effective for 20 years from the earliest effective filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The duration of patents outside of the United States varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. Our issued patents will expire on dates ranging from 2019 to 2031. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2021 to 2037. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.

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

Patent disputes are sometimes interwoven into other business disputes. For example, we were a party in a lawsuit captioned Trustees of the University of Pennsylvania v. St. Jude Children’s Research Hospital, Civil Action No. 2:13-cv-01502-SD (E.D. Penn.), which concerned both a contractual dispute between St. Jude Children’s Research Hospital (“St. Jude”) and the Trustees of the University of Pennsylvania (“Penn”), and a dispute about U.S. Patent No. 8,399,645 (the “’645 Patent”), which St. Jude has exclusively licensed to us. This lawsuit settled in April 2015.

As of December 31, 2015, our registered trademark portfolio currently contains 32 registered trademarks and pending trademark applications, consisting of four pending trademark applications in the United States, and 17 registered trademarks and 11 pending trademark applications in Australia, Canada, China, the European Community (including Germany), India, Japan, Korea, and Singapore, and under the Madrid Protocol. We may also rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets are difficult to protect. We seek to protect our technology and product candidates, in part, by entering into confidentiality agreements with those who have access to our confidential information, including our employees, contractors, consultants, collaborators, and advisors. We also seek to preserve the integrity and confidentiality of our proprietary technology and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems. Although we have confidence in these individuals, organizations, and systems, agreements or security measures may be breached and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or may be independently discovered by competitors. To the extent that our employees, contractors, consultants, collaborators, and advisors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For this and more comprehensive risks related to our proprietary technology, inventions, improvements and products, please see the section captioned “Risks Related to Intellectual Property” in Part I—Item 1A—“Risk Factors” of this report.

Licenses and Third-Party Collaborations

Celgene Corporation

Collaboration Agreement

In June 2015, we entered into a master research and collaboration agreement (the “Celgene Collaboration Agreement”) with Celgene Corporation and a wholly owned subsidiary of Celgene Corporation (collectively, “Celgene”) pursuant to which Juno and Celgene will research, develop and commercialize novel cellular therapy product candidates and other immuno-oncology and immunology therapeutics, including, in particular, CAR and TCR product candidates. The Celgene Collaboration Agreement became effective on July 31, 2015 and was amended and restated in August 2015 to clarify certain procedural aspects relating to a party’s exercise of an option for a given program, and to provide additional detail regarding a party’s entry into the applicable development and commercialization agreement thereafter. Pursuant to the collaboration, each of Celgene and Juno will conduct independent programs to research, develop, and commercialize such product candidates (including, in the case of Juno, our CD19 and CD22 programs). As detailed below, each party has certain options to obtain either an exclusive license to develop and commercialize specified product candidates arising from specified types of programs conducted by the other party within the scope of the collaboration, or the right to participate in the co-development and co-commercialization of specified product candidates arising from such programs.

The parties may exercise their options with respect to specified product candidates arising under programs within the scope of the collaboration until July 31, 2025, which is the tenth anniversary of the effective date of the Celgene Collaboration Agreement (the “Research Collaboration Term”), subject to a tail period applicable to certain programs, for which options have not yet been exercised as of the expiration of the Research Collaboration Term. For therapeutic product candidates that are directed to the target of a program for which an option is exercised, but for which the party exercising its option has not elected to obtain rights upon option exercise, each party is obligated during the remainder of the Research Collaboration Term to continue to offer the other party the right to exercise an additional option to obtain rights to develop and commercialize such other product candidates in such program until commencement of a pivotal clinical trial, upon terms set forth in the Celgene Collaboration Agreement. If a party does not exercise its option with respect to a program that is subject to the other party’s exclusive right to exercise an option prior to the expiration of all applicable option exercise periods for such product candidates in such program, the option with respect to such product candidates and such program will expire and the party required to offer such product candidates and program to the other party is free to develop and commercialize such product candidates independently.

Pursuant to the Celgene Collaboration Agreement, each party is solely responsible for research and development activities conducted under its programs prior to the other party’s exercise of an option. Following a party’s exercise of its option for a program, the parties will enter into an agreed form of license agreement or co-development and co-commercialization agreement for such program, as applicable, which agreement will set forth the allocation of rights and responsibilities as between the parties for development and commercialization activities for product candidates arising out of such program in the Celgene Territory and the Juno Territory, as applicable (as each is defined below).

Options under Celgene Collaboration Agreement

First, we granted Celgene options to obtain an exclusive license with respect to Juno’s internally conducted programs, to develop and commercialize specified types of immuno-oncology and immunology therapeutics that are selected by Celgene at the time it exercises such options and are directed to the molecular targets that are the subject of the relevant Juno programs. Juno will retain the right to develop and commercialize product candidates arising from such programs in the United States, Canada and Mexico, and for cellular therapy product candidates, China (such countries, the “Juno Territory” and all other countries, the “Celgene Territory”). Celgene may exercise the foregoing options on a program-by-program basis at various time points through completion of certain clinical trials with respect to product candidates in each program. Upon Celgene’s exercise of such option for specified product candidates for a program, the parties are obligated to enter into either a license agreement or a co-development and co-commercialization agreement as specified below.

If Celgene exercises an option with respect to our internally developed programs within the scope of the collaboration, including our CD19 and CD22 programs, Juno and Celgene will enter into an agreed form of a license agreement pursuant to which Celgene receives an exclusive, royalty-bearing license to develop and commercialize, at Celgene’s cost, specified therapeutic product candidates directed to the targets of such Juno programs in the Celgene Territory, and Juno retains all rights to develop further and commercialize, at Juno’s cost, such therapeutic product candidates in the Juno Territory, subject to Celgene’s right to exercise an option for a specified number of such programs, excluding the CD19 program and the CD22 program, to co-promote such product candidates in the Juno Territory (in which case the parties would execute a co-development and co-commercialization agreement as specified below). Under all such license agreements, Juno has the right to participate in specified commercialization activities arising from such programs in certain major European markets.

For internally developed Juno programs for which Celgene exercises one of its specified number of rights to co-develop and co-commercialize product candidates arising in such program, as described above, the parties shall enter into an agreed form of co-development and co-commercialization agreement, pursuant to which Celgene shall have the right to co-develop and co-commercialize such product candidates, with the parties each entitled to bear and receive an equal share of the profits and losses arising out of such programs following the exercise of such co-promote right. In general, under such agreements, Juno will be the lead party for development and commercialization activities for such product candidates in the Juno Territory, and Celgene will be the lead party for development and commercialization activities for such product candidates in the Celgene Territory. Under such agreements, Celgene has the right to elect to participate in up to a specified percentage of specified commercialization activities for such product candidates in the Juno Territory, and Juno has the right to elect to participate in up to a specified percentage of specified commercialization activities for such product candidates in certain major European markets.

If Juno exercises its option with respect to specified product candidates arising in internally developed Celgene programs within the scope of the collaboration, the parties are obligated to enter into a co-development and co-commercialization agreement pursuant to which Juno bears thirty percent (30%) and Celgene bears seventy percent (70%) of global profits and losses. Under such co-development and co-commercialization agreements, Celgene is the lead party for all development and commercialization activities for such product candidates worldwide, subject to Juno’s right to participate in up to a specified percentage of specified commercialization activities in North America under certain circumstances and in certain major European countries.

Furthermore, each party will have the exclusive right to exercise options to co-develop and co-commercialize product candidates arising out of programs for which the other party in-licenses or acquires rights that are within the scope of their collaboration, where such rights are available to be granted, with the parties each bearing an equal share of the profits and losses arising out of such programs following the exercise of such option. In general, for such programs where the rights are in-licensed or acquired by Juno and for which Celgene exercises its options, Juno will be the lead party for development and commercialization of product candidates arising from such programs in the Juno Territory, subject to Celgene’s right to elect to participate in certain commercialization activities for such product candidates in the Juno Territory, and Celgene will be the lead party for development and commercialization of product candidates arising in such programs in the Celgene Territory, subject to Juno’s right to elect to participate in certain commercialization activities for such product candidates in certain major European markets. Conversely, for such programs where the rights are in-licensed or acquired by Celgene and for which Juno exercises its options, Celgene will be the lead party for development and commercialization activities for product candidates arising from such programs on a worldwide basis, subject to Juno’s right to elect to participate in certain commercialization activities for such product candidates in the Juno Territory and in certain major European markets. The party exercising an option for these in-licensed or acquired programs is required to pay to the other party an upfront payment equal to one half of the costs incurred by other party in connection with the acquisition of rights to such programs.

In addition to an upfront cash payment of approximately $150.2 million under the Celgene Collaboration Agreement, Celgene is required to pay to Juno an additional upfront fee if Celgene exercises its option for each of the CD19 Program and the CD22 Program, totaling, if the options are exercised for both programs during the initial opt-in window, $100.0 million. Upon a party’s exercise of the option for any other program (other than certain in-licensed or acquired programs where a party exercises its option at the time such program is acquired), the party exercising the option is required to pay to the other party an upfront payment at the time of exercise of its option, calculated as a multiple of the costs incurred by the other party in relation to the development activities for such program prior to the exercise of the option, with such multiple based on the point in development of such product at which such party exercises such option. For programs for which the parties have entered into a license agreement, Juno will also receive royalties from Celgene, for product candidates arising from the CD19 and CD22 programs, at a percentage in the mid-teens of net sales of such product candidates in the Celgene Territory, and for product candidates arising from other Juno programs that are subject to a license agreement, tiered royalties on net sales of such product candidates in the Celgene Territory, at percentages ranging from the high single digits to the mid-teens, calculated based on the stage of development at which Celgene exercises its option for such program.

In addition to each party’s rights with respect to development and commercialization of product candidates arising from programs in the collaboration as set forth above, the parties have agreed to enter into a manufacturing and supply agreement that will govern the terms of manufacture and supply of cellular therapy product candidates and other product candidates included within collaboration programs following the exercise of an option for each such program. Under this agreement, Juno would manufacture and supply cellular therapy product candidates for the Juno Territory, and provide certain support for the manufacture and supply of cellular therapy product candidates for the Celgene Territory. Celgene would be responsible for the supply of other types of product candidates for which options are exercised.

The Celgene Collaboration Agreement will terminate upon the later of the last-to-expire of all option exercise periods, or, if an option is exercised by a party for one or more programs in the collaboration, upon the termination or expiration of the last-to-exist license agreement or co-development and co-commercialization agreement, as applicable, for any such program. The Celgene Collaboration Agreement may be terminated by either party for the insolvency of, or for an uncured material breach of the Celgene Collaboration Agreement by, the other party. Celgene may terminate the Celgene Collaboration Agreement in its entirety for any reason by providing Juno with prior written notice if there are no active development and commercialization agreements in place. Juno may terminate the Celgene Collaboration Agreement if Juno exercises its termination rights under the Voting and Standstill Agreement (as defined below) between the Parties for Celgene’s breach of certain covenants therein, or if either party terminates the Purchase Agreement (as defined below) other than as a result of a failure by Juno to meet specified closing conditions under such agreement. Either party also has the right to terminate the Celgene Collaboration Agreement on a program-by-program basis if the other party or any of its affiliates challenges the validity, scope or enforceability of or otherwise opposes, any patent included within the intellectual property rights licensed to the other party under the Celgene Collaboration Agreement.

On a program-by-program basis and prior to the exercise of an option, either party may terminate the Celgene Collaboration Agreement either in its entirety or with respect to one or more programs on prior written notice to the other party in the case of an uncured material breach by the other party that frustrates the fundamental purpose of the Celgene Collaboration Agreement,. On a program-by-program basis following the exercise of an option for a program, either Party may also terminate any license agreement, or co-development and co-commercialization agreement for such program upon prior notice for an uncured material breach by the other party with respect to such program that frustrates the fundamental purpose of such agreement. Either party may terminate a license agreement or co-development and co-commercialization agreement upon the bankruptcy or insolvency of the other party. Either party also has the right to terminate the license agreement or the co-development and co-commercialization agreement if the other party or any of its affiliates challenges the validity, scope or enforceability of or otherwise opposes, any patent included within the intellectual property rights licensed to the other party under such agreement.

Equity Placement

In June 2015, we also entered into a share purchase agreement (the “Purchase Agreement”) with Celgene. Pursuant to the Purchase Agreement, we agreed to sell 9,137,672 shares of our common stock to Celgene at an aggregate cash price of approximately $849.8 million, or $93.00 per share of common stock, at an initial closing. The initial closing occurred on August 4, 2015.

First Period Top-Up Rights

Starting in 2016 and until June 29, 2020, Celgene has the annual right, following the filing of each Annual Report on Form 10-K filed by Juno (including this report), to purchase additional shares from Juno at a market average price, allowing it to “top up” to an ownership interest equal to 10% of the then-outstanding shares (after giving effect to such purchase), subject to adjustment downward in certain circumstances. If Celgene does not exercise its top-up right in full in any given year, then the percentage of ownership targeted for a top-up stock purchase for the next year will be reduced to Celgene’s percentage ownership at the time of such non-exercise or partial exercise (after giving effect to the issuance of shares in any partial exercise). Based on the number of shares of common stock outstanding as of February 18, 2016 as set forth on the cover of this report, we estimate that Celgene will have the right to acquire approximately 1,268,283 shares of our common stock if exercises the “top up” right triggered by the filing of this report.

First Acquisition Right

During the period beginning on June 29, 2019 and ending on June 28, 2020, subject to Celgene opting in to a certain number of Juno programs under the Celgene Collaboration Agreement, Celgene will have the right (the “First Acquisition Right”) to purchase up to 19.99% of the then-outstanding shares of Juno’s common stock (after giving effect to such purchase) at the closing price of the common stock on the principal trading market (currently The NASDAQ Global Select Market) on the date of exercise (the “FAR Base Price”), plus a premium on all shares in excess of the number of shares for which Celgene would then be able to purchase if it then had a top-up right as described in the preceding paragraph.

Second Period Top-Up Rights

After the closing of the purchase of shares upon the exercise of the First Acquisition Right until the SAR Termination Date (as defined below), in the event that Celgene has been diluted after exercising the First Acquisition Right, Juno will, following the filing of each Annual Report on Form 10-K filed by Juno, offer Celgene the right to purchase additional shares from Juno at 105% of market average price, allowing Celgene to “top up” to an ownership interest (after giving effect to such purchase) equal to the percentage ownership of shares that Celgene obtained upon exercise of the First Acquisition Right, subject to adjustment downward in certain circumstances. If Celgene does not exercise its top-up right in full in any year in which it is offered such right by Juno, then the percentage of ownership targeted for a top-up stock purchase for the next year it is offered such top-up right will be reduced to Celgene’s percentage ownership at the time of such non-exercise or partial exercise (after giving effect to the issuance of shares in any partial exercise). The “SAR Termination Date” is the later of (a) June 29, 2025, and (b) the earlier of (x) the date that is 6 months following the date that the conditions to the exercise of the Second Acquisition Right (as defined herein) are satisfied and (y) December 29, 2025.

Second Acquisition Right

During the period beginning on June 29, 2024 and ending on the SAR Termination Date, subject to each of Celgene and Juno opting into a certain number of programs under the Celgene Collaboration Agreement, and provided that Celgene exercised the First Acquisition Right so as to obtain a percentage ownership of 17% of Juno, Celgene will have the right (the “Second Acquisition Right”) to purchase up to 30% of the then-outstanding shares of Juno’s common stock (after giving effect to such purchase) at the closing price of the common stock on the principal trading market on the date of exercise (the “SAR Base Price”), plus a premium on all shares in excess of the number of shares for which Celgene would then be able to purchase if it then had a top-up right as described in the preceding paragraph.

Final Top-Up Rights

Following the closing of the purchase of shares upon the exercise of the Second Acquisition Right and until the Celgene Collaboration Agreement expires or is terminated, Celgene would have the annual right, in the event that Celgene has been diluted after exercising the Second Acquisition Right, following the filing of each Annual Report on Form 10-K filed by Juno, to purchase additional shares from Juno at a price equal to 105% of market average price, allowing it to “top up” to the percentage ownership it had attained upon exercising the Second Acquisition Right, less 250 basis points, subject to adjustment downward in certain circumstances. If Celgene does not exercise its top-up right in full in any given year, then the percentage of ownership targeted for a top-up stock purchase for the next year will be reduced to Celgene’s percentage ownership at the time of such non-exercise or partial exercise (after giving effect to the issuance of shares in any partial exercise).

These rights and the other described top-up rights, as well as the First Acquisition Right and Second Acquisition Right, may be limited or eliminated in certain circumstances when and if Celgene disposes of any of its shares.

Conditions to Closing; Termination; Stockholder Approval

Closings of top-up rights, the First Acquisition Right, and the Second Acquisition Right, are subject to customary closing conditions, including termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. We have the ability to terminate Celgene’s future purchase rights under the Purchase Agreement in the event that Celgene breaches certain of its obligations under the Voting and Standstill Agreement (described below), Celgene undergoes a change in control, or the Celgene Collaboration Agreement terminates or expires.

The Purchase Agreement limits the aggregate number of shares that may be issued thereunder to 19.99% of Juno’s common stock outstanding immediately prior to the entry into the Purchase Agreement, unless stockholder approval is obtained for additional issuances of Juno stock in accordance with NASDAQ rules. We have agreed to submit the additional equity issuances for approval by our stockholders at our 2016 annual meeting of stockholders.

Voting and Standstill Agreement

In connection with the Purchase Agreement, we entered into a voting and standstill agreement (the “Voting and Standstill Agreement”) with Celgene in June 2015. Pursuant to the Voting and Standstill Agreement, until the later of the fifth anniversary of the date of the Voting and Standstill Agreement and the expiration or earlier termination of the Celgene Collaboration Agreement, Celgene will be bound by certain “standstill” provisions which generally will prevent it from purchasing outstanding shares of Juno common stock or common stock equivalents, making a tender offer or encouraging or supporting a third party tender offer, calling a meeting of Juno’s stockholders, nominating a director whose nomination has not been approved by Juno’s board of directors (the “Board”), soliciting proxies in opposition to the recommendation of the Board, depositing shares of common stock in a voting trust, assisting a third party in taking such actions, entering into discussions with a third party as to such actions, or requesting or proposing in writing to the Board or any member thereof that Juno amend or waive any of these limitations. Celgene has also agreed not to dispose of any shares of common stock beneficially owned by it during certain specified lock-up periods, other than under certain exceptions. Following the expiration of such lock-up periods, Celgene may sell shares subject to certain manner of sale and volume limitations, as well as restrictions on sales to persons defined as “competitors.” Celgene has agreed generally to vote its shares in accordance with the recommendations of the majority of Juno’s Board.

We have agreed to give Celgene certain Board designation rights until at least June 29, 2020, and thereafter for as long as Celgene and its affiliates beneficially own at least 7.5% of the voting power of Juno’s outstanding shares. Dr. Thomas O. Daniel is Celgene’s current designee on the Board. Juno has agreed to nominate Dr. Daniel for election and reelection as a director on the Board, provided in each case that Dr. Daniel is reasonably acceptable to the nominating and governance committee of the Board. Celgene may designate another nominee to replace Dr. Daniel upon Dr. Daniel’s departure from the Board or as a replacement nominee for election at a meeting of stockholders at which such position is up for election. Except for the first such subsequent designee, any such subsequent designee may not be an employee or officer of Celgene, must be independent under NASDAQ rules, and must be reasonably acceptable to the nominating and governance committee of the Board. The first subsequent designee may be an “officer” of Celgene Corporation for purposes of Section 16 of the Securities Exchange Act of 1934, as amended, within the meaning of Rule 16a-1(f) thereunder, provided that such designee is reasonably acceptable to the nominating and governance committee of the Board.

The rights and restrictions applicable to Celgene under the Voting and Standstill Agreement are subject to termination upon the occurrence of certain events, including certain events involving a change of control, or potential change of control, of Juno.

Registration Rights Agreement

In connection with the Purchase Agreement, we also entered into a registration rights agreement (the “Celgene Registration Rights Agreement”) with Celgene in June 2015. Pursuant to the Celgene Registration Rights Agreement, if and as Celgene is permitted to sell shares under the Voting and Standstill Agreement, Juno has agreed to, upon the written request of Celgene, prepare and file with the Securities and Exchange Commission a registration statement on Form S-3 for purposes of registering the resale of the shares specified in Celgene’s written request or, if Juno is not at such time eligible for the use of Form S-3, use its commercially reasonable efforts to prepare and file a registration statement on a Form S-1 or alternative form that permits the resale of the shares. Juno has also agreed, among other things, to indemnify Celgene under the registration statement from certain liabilities and to pay all fees and expenses (excluding any legal fees of the selling holder(s) above $10,000 per registration statement, and any underwriting discounts and selling commissions) incident to the Juno’s obligations under the Celgene Registration Rights Agreement.

Fred Hutchinson Cancer Research Center License and Collaboration Agreement

In October 2013, we entered into a license agreement with FHCRC that grants us an exclusive, worldwide, sublicensable license under certain patent rights, and a non-exclusive, worldwide, sublicensable license under certain technology, to research, develop, manufacture, improve, and commercialize products and processes covered by such patent rights or incorporating such technology for all therapeutic uses for the treatment of human cancer. This agreement was amended and restated in November 2014. The patents and patent applications covered by this agreement are directed, in part, to CAR constructs, including target specific constructs and customized spacer regions, TCR constructs, and their use for immunotherapy. Pursuant to this license agreement, as of January 31, 2016, we have rights to five pending U.S. patent applications, one pending Patent Cooperation Treaty application, and a number of other patent applications in jurisdictions outside the United States. We paid to FHCRC an upfront payment of $250,000 upon entering into this agreement. We are required to pay to FHCRC an annual maintenance fee of $50,000 for the first four years of the agreement’s term and thereafter minimum annual royalties of $100,000 per year, with such payments reduced by the amount of running royalties paid to FHCRC in the applicable prior year. We may be obligated to pay to FHCRC up to a maximum of $6.75 million per licensed product, which includes JCAR014 and JCAR017, upon our achievement of certain specified clinical and regulatory milestones. In addition, the license agreement provides that we are required to pay to FHCRC low single-digit royalties based on annual net sales of the licensed products by us and by our sublicensees. We are also required to pay to FHCRC a portion of the payments that we receive from sublicensees of the rights licensed to us by FHCRC, on a tiered basis, up to a cap. In addition, we have agreed to use a set amount of these sublicensee payments to support the research and development of licensed products, and if, by the fifth anniversary of the license agreement, we have received at least such amount in sublicensee payments but have spent less than such amount on such research and development activities, we must pay to FHCRC the difference between such set amount and the actual amounts we have spent on such activities.

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

Also in October 2013, we entered into a collaboration agreement with FHCRC relating to the research and development of cellular immunotherapy products. The research is conducted under project orders containing plans and budgets approved by the parties. We have an exclusive option to obtain a royalty-bearing license to intellectual property owned by FHCRC that is developed in connection with the work conducted under the collaboration agreement, such license to be exclusive with respect to patents and patent applications and non- exclusive with respect to any other intellectual property. In addition, FHCRC granted us an exclusive, perpetual, royalty-free, sublicenseable license to any such intellectual property that constitutes an improvement to any process used to manufacture any human cellular and tissue-based collaboration study product, for the development and/or commercialization of cellular immunotherapy products.

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

In connection with the collaboration agreement in October 2013, we entered into a letter agreement with FHCRC pursuant to which we issued to FHCRC 3,274,998 shares of our common stock and also agreed to make success payments to FHCRC, payable in cash or publicly-traded equity at our discretion. In December 2015, we amended this letter agreement to make certain clarifying amendments thereto. These success payments are based on increases in the per share fair market value of our common stock during the term of the success payment agreement, which is a period of time that begins on the date of our collaboration agreement with FHCRC and ends on the later of: (1) the eighth anniversary of that date and (2) the earlier of (a) the eleventh anniversary of that date and (b) the third anniversary of the first date on which the FDA issues formal written approval for us to market a pharmaceutical or biologic product developed at least in part by our company. Success payments are owed (if applicable) after measurement of the value of our common stock in connection with the following valuation measurement dates during the term of the success payment agreement: (1) December 19, 2014 (the date our common stock first became publicly traded upon our initial public offering); (2) the date on which we sell, lease, transfer, or exclusively license all or substantially all of our assets to another company; (3) the date on which we merge or consolidate with or into another entity (other than a merger in which our pre-merger stockholders own a majority of the shares of the surviving entity); (4) any date on which ARCH Venture Fund VII, L.P. or C.L. Alaska L.P. transfers a majority of its shares of company capital stock held by it on such date to a third party; (5) every second anniversary of any event described in the preceding clauses (1), (2), (3) or (4), but only upon a request by FHCRC made within 20 calendar days after receiving written notice from us of such event; and (6) the last day of the term of the success payment agreement. Any success payment will generally be made within 90 days after the applicable valuation measurement date, except that (1) in the case of an initial public offering, the payment was required on December 21, 2015, which was the first business day following the first anniversary of the date our common stock first became publicly traded upon our initial public offering, and (2) in the case of a merger or sale of all of our company’s assets, the success payment will be made on the earlier of the 90th day following the transaction or the first date that transaction proceeds are paid to any of our stockholders. In the case of an initial public offering, the value of our common stock for determining whether a success payment was owed was determined by the average closing price of a share of our common stock over the consecutive 90 calendar day period preceding December 19, 2015, which was the first anniversary of the date our common stock first became publicly traded following our initial public offering. In the case of a valuation measurement date triggered by each second anniversary of our stock first becoming publicly traded, the value of our common stock for determining whether a success payment is owed will be determined by the average closing price of a share of our common stock over the consecutive 90 calendar day period preceding such anniversary date, so long as our common stock is publicly tradeable during such 90 calendar day period. On all other valuation measurement dates (if any), the value will be determined either, in the case of a merger or stock sale, by the consideration paid in the transaction for each share of our stock or, in all other cases, by a baseball arbitration process. The amount of a success payment is determined based on whether the value of our common stock meets or exceeds certain specified threshold values ascending from $20.00 per share to $160.00 per share, in each case subject to adjustment for any stock dividend, stock split, combination of shares, or other similar events. Each threshold is associated with a success payment, ascending from $10 million at $20.00 per share to $375 million at $160.00 per share, payable if such threshold is reached. Any previous success payments made to FHCRC are credited against the success payment owed as of any valuation measurement date, so that FHCRC does not receive multiple success payments in connection with the same threshold. The success payments paid to FHCRC will not exceed, in aggregate, $375 million, which would be owed only when the value of the common stock reaches $160.00 per share. In June 2014, we entered into an agreement with FHCRC to provide that certain indirect costs related to the collaboration projects conducted by FHCRC are creditable against any success payments, and we amended this agreement in December 2015. If we elect to make a success payment in shares of our common stock, the number of shares to be issued is computed by dividing the dollar amount of the success payment by the volume weighted average trading price of a share of our common stock on the trading day preceding the date on which the success payment is made.

In December 2015, success payments to FHCRC were triggered in the aggregate amount of $75.0 million, less indirect cost offsets of $3.3 million. We elected to make the payment in shares of our common stock, and thereby issued 1,601,085 shares of our common stock to FHCRC in December 2015.

Memorial Sloan Kettering License and Research Agreement

In November 2013, we entered into a license agreement with MSK that grants us a worldwide, sublicensable license to certain patent rights and intellectual property rights related to certain know-how to develop, make, and commercialize licensed products and to perform services for all therapeutic and diagnostic uses, which license is exclusive with respect to such patent rights and tangible materials within such know-how, and nonexclusive with respect to such know-how and related intellectual property rights. The patents and patent applications covered by this agreement are directed, in part, to CAR constructs, including bispecific and armored CARs, and their use for immunotherapy. Pursuant to this license agreement, as of January 31, 2016, we have rights to three issued U.S. patents, four pending U.S. patent applications, and a number of other patents and patent applications in jurisdictions outside the United States. Upon entering the agreement, we paid MSK an upfront payment of $6.9 million, and we are required to pay to MSK annual minimum royalties of $100,000 commencing on the fifth anniversary of the license agreement, with such payments creditable against royalties. The license agreement requires us to pay to MSK mid-to-high single-digit royalties based on annual net sales of licensed products or the performance of licensed services by us and our affiliates and sublicensees, which royalty will be reduced in the case of licensed products or services that are not covered by a valid patent in the country in which such products or services are manufactured or commercialized. In addition, if the first product we commercialize contains a chimeric antigen receptor T cell that is not a licensed product under the terms of the agreement, we are required to pay to MSK a below-single-digit royalty on net sales of such product for ten years after the first commercial sale of such product. We may also be obligated to pay to MSK up to a maximum of $6.75 million in clinical and regulatory milestone payments for each licensed product, which includes JCAR015. In addition, we are required to pay to MSK a percentage of certain payments that we receive from sublicensees of the rights licensed to us by MSK, which percentage will be based upon the date we receive such payments, the commitments we make for the development of licensed products under the agreement, or the achievement of certain clinical milestones.

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

Also in November 2013, we entered into a master sponsored research agreement, which we refer to as the MSRA, with MSK focused on research and development relating to chimeric antigen receptor T cell technology. The research is conducted under project orders containing plans and budgets approved by the parties. We have an exclusive option to obtain an exclusive, worldwide, royalty-bearing, sublicensable license to intellectual property owned by MSK developed in connection with the work conducted under the MSRA, and an exclusive option to obtain an exclusive, worldwide, sublicensable license to MSK’s interest in any improvements to the intellectual property licensed by us to MSK for conducting a research project. If the exclusive license agreement with MSK described above is still in effect, any such intellectual property licensed by us pursuant to our exercise of either such option shall be included within the rights licensed to us under the exclusive license agreement, although we may agree to additional diligence and other obligations. The term of the MSRA shall continue until the activities set forth in each statement of work entered into under the MSRA are completed. The MSRA may be terminated by either party upon 90 days’ notice in the event of the other party’s uncured material breach. MSK may terminate the MSRA upon 30 days’ notice in the event of our uncured failure to make a payment.

Also in November 2013, we entered into a master clinical study agreement, which we refer to as the MCSA, for clinical studies to be conducted at MSK on our behalf. Each such clinical study will be conducted in accordance with a written plan and budget and protocol approved by the parties. We have an exclusive option to obtain an exclusive, worldwide, royalty-bearing, sublicensable license to intellectual property owned by MSK developed in connection with the work conducted under the MCSA, and an exclusive option to obtain an exclusive, worldwide, sublicensable license to MSK’s interest in any improvements to the intellectual property licensed by us to MSK to conduct any clinical study under the MCSA. If the exclusive license agreement with MSK described above is still in effect, any such intellectual property licensed by us pursuant to our exercise of either such option shall be automatically included within the rights licensed to us under the exclusive license agreement. The MCSA has a term of five years and may be terminated by either party upon 30 days’ notice in the event of the other party’s uncured material breach, or upon written notice in the event of the other party’s bankruptcy or insolvency.

In connection with these arrangements, in November 2013 we entered into a letter agreement with MSK pursuant to which we issued to MSK 500,000 shares of our common stock and agreed to make success payments to MSK, payable in cash or publicly-traded equity at our discretion. In December 2015, we amended this letter agreement to make certain clarifying amendments thereto. These success payments are based on increases in the per share fair market value of our common stock during the term of the success payment agreement, which is a period of time that begins on the date of our research agreement with MSK and ends on the later of (1) the eighth anniversary of that date and (2) the earlier of (a) the 11th anniversary of that date and (b) the third anniversary of the first date on which the FDA issues formal written approval for us to market a pharmaceutical or biologic product developed at least in part by our company. Success payments will be owed (if applicable) after measurement of the value of our common stock in connection with the following valuation measurement dates during the term of the success payment agreement: (1) December 19, 2014 (the date our common stock first became publicly traded upon our initial public offering); (2) the date on which we sell, lease, transfer, or exclusively license all or substantially all of our assets to another company; (3) the date on which we merge or consolidate with or into another entity (other than a merger in which our pre-merger stockholders own a majority of the shares of the surviving entity); (4) any date on which ARCH Venture Fund VII, L.P. or C.L. Alaska L.P.

transfers a majority of its shares of company capital stock held by it on such date to a third party; (5) every second anniversary of any event described in the preceding clauses (1), (2), (3) or (4); and (6) the last day of the term of the success payment agreement. Any success payment will generally be made within 90 days after the applicable valuation measurement date, except that (1) in the case of an initial public offering, the payment will be made on March 19, 2016, which the date that is 90 days after the first anniversary of the date our common stock first became publicly traded upon our initial public offering, and (2) in the case of a merger or sale of all of our company’s assets, the success payment will be made on the earlier of the 90th day following the transaction or the first date that transaction proceeds are paid to any of our stockholders. In the case of an initial public offering, the value of our common stock for determining whether a success payment was owed was determined by the average closing price of a share of our common stock over the consecutive 90 calendar day period preceding December 19, 2015, which was the first anniversary of the date our common stock first became publicly traded following our initial public offering. In the case of a valuation measurement date triggered by each second anniversary of our stock first becoming publicly traded, the value of our common stock for determining whether a success payment is owed will be determined by the average closing price of a share of our common stock over the consecutive 90 calendar day period preceding such anniversary date, so long as our common stock is publicly tradeable during such 90 calendar day period. On all other valuation measurement dates (if any), the value will be determined either, in the case of a merger or stock sale, by the consideration paid in the transaction for each share of our stock or, in all other cases, by a baseball arbitration process. The amount of a success payment is determined based on whether the value of our common stock meets or exceeds certain specified threshold values ascending from $40.00 per share to $120.00 per share, in each case subject to adjustment for any stock dividend, stock split, combination of shares, or other similar events. Each threshold is associated with a success payment, ascending from $10 million at $40.00 per share to $150 million at $120.00 per share, payable if such threshold is reached. Any previous success payments made to MSK are credited against the success payment owed as of any valuation measurement date, so that MSK does not receive multiple success payments in connection with the same threshold. The success payments paid to MSK will not exceed, in aggregate, $150 million, which would be owed only when the value of the common stock reaches $120.00 per share. In October 2015, we entered into an agreement with MSK to provide that certain indirect costs related to certain clinical studies and research projects are creditable against any success payments, and we amended this agreement in December 2015. If we elect to make a success payment in shares of our common stock, the number of shares to be issued is computed by dividing the dollar amount of the success payment by the volume weighted average trading price of a share of our common stock on the trading day preceding the date on which the success payment is made.

In December 2015, a success payment to MSK was triggered in the amount of $10.0 million, which is required to be paid, less indirect cost offsets, on March 18, 2016.

Seattle Children’s Research Institute License and Collaboration Agreement

In February 2014, we entered into a license agreement with SCRI that grants to us an exclusive, worldwide, royalty-bearing sublicensable license to certain patent rights to develop, make, and commercialize licensed products and to perform licensed services for all therapeutic, prophylactic, and diagnostic uses. The patents and patent applications covered by this agreement are directed, in part, to regulated transgene expression and CAR constructs, including bispecific CARs and customized spacer regions, and their use for immunotherapy. Pursuant to this license agreement, as of January 31, 2016, we have rights to one pending U.S. patent application, five pending Patent Cooperation Treaty applications, and a number of other pending patent applications in jurisdictions outside the United States. Under the terms of the agreement, we paid SCRI an upfront payment of $200,000 and are required to pay to SCRI annual license maintenance fees, creditable against royalties and milestone payments due to SCH, of $50,000 per year for the first five years and $200,000 per year thereafter. Pursuant to the license agreement, we are obligated to pay to SCRI low single-digit royalties based on annual net sales of licensed products and licensed services by us and our affiliates and sublicensees. Based on the progress we make in the advancement of licensed products, including JCAR014 and JCAR017, we may be required to make clinical and regulatory milestone payments totaling up to $13.3 million in the aggregate per licensed product and up to $3.0 million in commercial milestone payments. In addition, we are required to pay to SCRI a percentage of the payments that we receive from sublicensees of certain rights licensed to us by SCRI, up to an aggregate of $15 million, which percentage will be based upon the date we receive such payments and the achievement of certain clinical and regulatory milestones. The term of the license agreement will continue until the expiration or abandonment of all licensed patents and patent applications. We have the right to terminate the agreement at will upon 60 days’ written notice to SCRI. SCRI may terminate the agreement upon 90 days’ notice in the event of our uncured material breach, or upon 30 days’ notice if such breach is of a payment obligation. SCRI may terminate the agreement immediately if we challenge the enforceability, validity, or scope of any licensed patent right or assist a third party to do so. The agreement will terminate immediately in the event of our bankruptcy or insolvency.

Also in February 2014, we entered into a sponsored research agreement with SCRI. The research is conducted under project orders containing plans and budgets approved by the parties. We have an exclusive option to obtain an exclusive license to certain improvements, inventions, and other intellectual property rights owned by SCRI developed in connection with the work conducted under the sponsored research agreement. In some circumstances, we may be required to pay an option exercise fee to SCRI of up to $100,000 per improvement. When improvements provide substantial new functionality or commercial benefit and can be practiced without a license to any of the patents already licensed under the license agreement, we may agree to additional royalties, development milestones, and diligence obligations. The initial term of the sponsored research agreement was five years, and has since been extended through April 2020. SCRI may terminate the agreement for any reason upon 180 days’ notice, or immediately if the principal investigator is unable to continue performing the research and there is no successor acceptable to both parties. Either party may terminate the agreement upon 30 days’ notice in the event of the other party’s uncured material breach.

City of Hope License Agreement

In November 2009, ZetaRx LLC (“ZetaRx”) entered into a license agreement with City of Hope (“COH”) pursuant to which ZetaRx was granted an exclusive, worldwide, royalty-bearing license under certain patent rights to manufacture and commercialize products involving genetically engineered white blood cells for the treatment or prevention of disease in humans. The patents and patent applications covered by this agreement are directed, in part, to CAR constructs, including bispecific CARs and T cell ablation technologies, and their use for immunotherapy. Pursuant to this license agreement, as of January 31, 2016, we have rights to 12 issued U.S. patents, three pending U.S. patent applications, and a number of other patents and patent applications in jurisdictions outside the United States. The license is sublicensable with consent, and our sublicensees cannot grant further sublicenses. This license agreement was assumed by us in connection with our acquisition of certain of ZetaRx’s assets in October 2013. Under the terms of the license agreement, we are required to pay COH an annual license maintenance fee of $25,000, which payment is creditable against any other royalties due for the applicable year. In addition, the license agreement requires us to pay COH low single-digit royalties on annual net sales by us and our sublicensees. In addition, we are required to pay COH a fixed percentage of certain payments we receive from sublicensees of the technology licensed to us by COH.

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

St. Jude Children’s Research Hospital Agreement; Sublicense to Penn and Novartis

In December 2013, we entered into an agreement with St. Jude (the “St. Jude License Agreement”) pursuant to which we (1) obtained control over, and are obliged to pursue and defend, St. Jude’s causes of action in a pending litigation in the Eastern District of Pennsylvania, Trustees of the University of Pennsylvania v. St. Jude

Children’s Research Hospital, Civil Action No. 2:13-cv-01502-SD (the “Penn litigation”), in which we and St. Jude were each adverse to Penn and Novartis, and (2) acquired an exclusive, worldwide, royalty-bearing license under certain patent rights owned by St. Jude, including the ’645 Patent, to develop, make, and commercialize licensed products and services for all therapeutic, diagnostic, preventative, and palliative uses. The patents and patent applications covered by this agreement are directed, in part, to CAR constructs capable of signaling both a primary and a co-stimulatory pathway. Pursuant to the St. Jude License Agreement, as of January 31, 2016, we have rights to one issued U.S. patent and three pending U.S. patent applications. The Penn litigation concerned both the ’645 Patent and a contractual dispute between St. Jude and Penn. We also obtained settlement authority in the Penn litigation, subject to certain conditions.

Upon entering into this the St. Jude License Agreement, we made an initial payment to St. Jude of $25 million. In addition, the agreement requires us to pay St. Jude low single-digit royalties on net sales of licensed products and services. We are also obligated to pay a $100,000 minimum annual royalty for the first two years of the agreement, and a $500,000 minimum royalty thereafter through the term of the agreement. In addition, we are required to make milestone payments of up to an aggregate of $62.5 million upon the achievement of specified clinical, regulatory, and commercialization milestones for licensed products, which includes JCAR014 and JCAR017. In addition, we are required to pay St. Jude a percentage of certain payments we receive from sublicensees of the rights licensed to us by St. Jude or in settlement of litigation with respect to such rights. We were also required to pay a percentage of St. Jude’s reasonable legal fees incurred in connection with the Penn litigation.

The term of the St. Jude License Agreement will expire, on a country-by-country basis, upon the expiration of the last to expire of the licensed patents and patent applications in such country. The agreement may be terminated by either party in the event of the other party’s bankruptcy or insolvency, or upon advance written notice in the event of the other party’s uncured breach. We may terminate the agreement at will, in its entirety or with respect to any particular licensed patent or patent application, upon advance written notice to St. Jude.

In April 2015, St. Jude and we agreed to settle the litigation with Penn and Novartis. In connection with such settlement, we entered into a sublicense agreement (the “Penn/Novartis Sublicense Agreement”) with Penn and an affiliate of Novartis pursuant to which Juno granted to Novartis a non-exclusive, royalty-bearing sublicense under certain patent rights, including the ‘645 Patent, to develop, make and commercialize licensed products and licensed services for all therapeutic, diagnostic, preventative and palliative uses. This sublicense is not sublicensable without our prior written consent, although Novartis may authorize third parties to act on its behalf with respect to the manufacture, development or commercialization of Novartis’ licensed products and licensed services. Pursuant to the Penn/Novartis Sublicense Agreement, Novartis paid Juno $12.3 million upon the effectiveness of such agreement, which amount was first applied to cover certain predetermined litigation expenses incurred by St. Jude, with the remainder divided between Juno and St. Jude at a fixed ratio. In addition, Novartis is also required to pay mid-single digit royalties on the U.S. net sales of products and services related to the disputed contract and patent claims (the “Novartis Royalty Payments”), a low double digit percentage of the royalties Novartis pays to Penn for global net sales of those products (the “Penn Royalty Payments”), and milestone payments upon the achievement of specified clinical, regulatory and commercialization milestones for licensed products (the “Novartis Milestone Payments”). If Juno achieves any of the milestones prior to Novartis, the related Novartis Milestone Payment will be reduced by 50%. In addition, if Juno achieves any milestone after Novartis, Juno will reimburse Novartis 50% of any Novartis Milestone Payment previously paid by Novartis to Juno in respect of such milestone. These milestones largely overlap with the milestones for which Juno may owe a payment to St. Jude under the St. Jude License Agreement and the Novartis Milestone Payments would in effect serve to partially offset Juno’s obligations to St. Jude with respect to such milestones.

The term of the Penn/Novartis Sublicense Agreement will expire when there are no remaining payment obligations due under the agreement. The Penn/Novartis Sublicense Agreement may be terminated by either party in the event of the other party’s bankruptcy or insolvency or upon the occurrence of certain specified breaches, or upon advance written notice in the event of the other party’s uncured material breach. Novartis may terminate the Penn/Novartis Sublicense Agreement at will upon advance written notice to Juno.

In connection with the settlement, Juno also amended the St. Jude License Agreement to provide the terms by which the Penn/Novartis Sublicense Agreement would be treated under the St. Jude License Agreement. The net effect of the Penn/Novartis Sublicense Agreement and amendment to the St. Jude License Agreement is that (1) Juno will pass through a percentage of the Novartis Royalty Payments to St. Jude, and (2) Juno will pass through a portion of the Penn Royalty Payments and Novartis Milestone Payments to St. Jude.

In the first quarter of 2016, Novartis paid us $5.8 million upon the achievement of a clinical milestone by Novartis, $5.0 million of which we are required to pass on to St. Jude. In the event we separately achieve the same clinical milestone in the future, we will be required to reimburse Novartis $2.9 million.

License Agreements with Fred Hutchinson Cancer Research Center assumed from ZetaRx

We assumed two license agreements with FHCRC in connection with our acquisition of certain of ZetaRx’s assets in October 2013. ZetaRx entered into these license agreements with FHCRC in 2009 (the “2009 FHCRC Agreement”) and 2012 (the “2012 FHCRC Agreement”). These agreements were amended and restated in November 2014. Under each of these license agreements, we received an exclusive, worldwide, sublicensable license under patent and technology rights to make, manufacture, use, and commercialize products (and, under the 2009 FHCRC Agreement only, services) for all fields of use. The patents and patent applications covered by these agreements are directed, in part, to defined T cell compositions and their use for immunotherapy. Pursuant to these license agreements, as of January 31, 2016, we have rights to one issued U.S. patent, four pending U.S. patent applications, one issued patent in a jurisdiction outside the United States, one pending Patent Cooperation Treaty application, and a number of other patent applications in jurisdictions outside the United States. Pursuant to each of the agreements, we are required to pay FHCRC a low single-digit running royalty based on annual net sales of licensed products (and, under the 2009 FHCRC Agreement only, licensed services) by us and by our affiliates and sublicensees. In addition, under each agreement, we are required to pay to FHCRC a minimum annual royalty of $5,000 until we receive FDA approval of a licensed product, and a minimum annual royalty of $20,000 thereafter for the remainder of the applicable agreement term, which payments will be creditable against any running royalties due to FHCRC under the respective license agreements. Under the 2012 FHCRC Agreement, we are required to pay to FHCRC up to an aggregate of $1.35 million upon our achievement of certain clinical and regulatory milestones relating to the licensed products, which includes JCAR014 and JCAR017. In addition, under each of the license agreements, we are required to pay FHCRC a fixed percentage of certain payments that we receive from sublicensees of the rights licensed to us by FHCRC, up to a cap.

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

Royalty and Milestone Obligations for JCAR015 and JCAR017

Under our existing license agreements, our overall royalty burden for net sales of each of JCAR015 and JCAR017 in the United States is less than 10%. We anticipate that the royalty burden will be lower outside of the United States. As of the date of this report, based on our planned manufacturing processes for JCAR015 and JCAR017, the aggregate maximum amount of milestone payments we could be required to make under our existing license and collaboration agreements is $19.3 million and $95.5 million for JCAR015 and JCAR017, respectively. Included in the foregoing figures for JCAR015 and JCAR017 are $5.7 million and $67.4 million, respectively, in milestone payments that would be paid only for the first product candidate to meet the associated milestone. The amount of overlap among JCAR015 and JCAR017 with respect to milestones that would be paid only for the first product candidate to achieve the associated milestone is $5.7 million for JCAR015 and JCAR017, such that the combined aggregate maximum amount of milestone payments for JCAR015 and JCAR017 is $109.1 million. Certain milestones would be paid in euros, which have been estimated in U.S. dollars for the foregoing figures based on the exchange rate as of December 31, 2015.

Opus Bio License Agreement

In December 2014, we entered into a license agreement with Opus Bio pursuant to which we were granted an exclusive, worldwide, sublicensable license under certain patent rights and data to research, develop, make, have made, use, have used, sell, have sold, offer to sell, import and otherwise exploit products that incorporate or use engineered T cells directed against CD22 and that are covered by such patent rights or use or incorporate such data. Certain of the licensed patent rights are in-licensed by Opus Bio from the National Institutes of Health (“NIH”). The patents and patent applications covered by this agreement are directed, in part, to various human monoclonal antibodies specific for CD22 and their use in immunotherapy. Pursuant to this license agreement, as of January 31, 2016, we have rights to four issued U.S. patents, three pending U.S. patent applications, and a number of other patents and patent applications in jurisdictions outside the United States. The licensed data was generated under an agreement between Opus Bio and the National Cancer Institute (“NCI”) and Opus Bio’s rights to the licensed data are not exclusive. Our rights to such data are therefore exclusive only as between us and Opus, and non-exclusive as between us and third parties, who may license such data from the NCI. Our license from Opus Bio is limited to the field of treating B cell malignancies that express CD22 on their cell surface using CARs containing certain specified antibody binding fragments. Under the agreement, we will be required to use commercially reasonable efforts to research, develop, and commercialize licensed products. Such development must be in accordance with the timelines provided in the license agreement for achievement of certain clinical, regulatory, and commercial benchmarks, and with the development plans set forth in Opus Bio’s agreements with the NIH. In November 2015, the license agreement was amended to adjust certain of these timelines.

Upon the effectiveness of this license in December 2014, we made an upfront payment to Opus Bio of $20.0 million in cash and issued to Opus Bio 1,602,564 shares of our common stock. Upon our achievement of certain clinical, regulatory, and commercial milestones set forth in the license agreement, we will be obligated to pay Opus Bio additional consideration. The consideration due upon achievement of the first three clinical milestones would consist of additional shares of our common stock in an amount equal to the dollar value specified for the applicable milestone, which is $52.5 million in the aggregate for the three milestones, divided by the greater of $10.92 and the arithmetic average of the daily volume-weighted average price of our common stock on The NASDAQ Global Select Market over the 30 trading days preceding the achievement of the milestone, up to a maximum of 4,807,692 shares in the aggregate (this minimum per share value and maximum number of shares subject, in each case, to adjustment for any stock dividend, stock split, combination of shares, or other similar events). Upon our achievement of any subsequent milestones, we will be obligated to pay Opus Bio cash consideration, which potential milestone payments total $215.0 million in the aggregate. Once certain milestones have been achieved, we will be required to spend at least $2.5 million per year on development and commercialization of licensed products. In January 2016, the first clinical milestone of $20.0 million was achieved, and we issued 408,068 shares of our common stock as payment. The license agreement further provides that we are required to pay to Opus Bio tiered royalties based on annual net sales of licensed products by us and by our sublicensees, at rates ranging from the low-single to mid-single digits. We will also be required to make certain pass-through payments owed by Opus Bio to NIH under its NIH license agreements, including certain patent costs, development and commercial milestones of up to $2.8 million in the aggregate, and low single-digit royalties based on annual net sales.

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

Other Licenses and Third-Party Collaboration Agreements

We have entered into a number of other license agreements and collaboration agreements with third parties in connection with our preclinical and clinical research and development activities. These include, among others:

•	A collaboration and license agreement with Fate Therapeutics to identify and utilize small molecules to modulate our genetically-engineered T cell product candidates to improve their therapeutic potential for cancer patients.

•	A collaboration and license agreement with Editas to pursue research programs utilizing Editas’ genome editing technologies with Juno’s CAR and TCR technologies.

•	A clinical study collaboration agreement with MedImmune to conduct combination clinical trials in immuno-oncology with one of our investigational CD19-directed CAR product candidates and MedImmune’s investigational PD-L1 immune checkpoint inhibitor, MEDI4736.

Acquisitions

During 2015 and early 2016, we have completed three business acquisitions to augment our research and development capabilities and to improve our supply chain and long-term cost of goods.

Stage Cell Therapeutics

In May 2015, we acquired Stage, a company focused on developing technology platforms, including novel reagents and automation technologies, that enable the development and production of cell therapeutics. The acquisition of Stage is intended to provide us access to transformative cell selection and activation capabilities, next generation manufacturing automation technologies, enhanced control of our supply chain, and lower expected long-term cost of goods.

As consideration for the Stage acquisition, we paid €52.5 million in cash and issued an aggregate of 486,279 shares of common stock to the selling shareholders. We also agreed to pay additional amounts of up to an aggregate of €135.0 million in cash based on the achievement of certain technical, clinical, regulatory, and commercial milestones related to novel reagents (€40.0 million), advanced automation technology (€65.0 million), and Stage’s existing clinical pipeline (€30.0 million).

X-Body

In June 2015, we acquired X-Body, a company focused on the discovery of human monoclonal antibodies and discovery of TCR binding domains. The X-Body acquisition is intended to augment our capabilities to create best-in-class engineered T cells against a broad array of cancer targets.

As consideration for the X-Body acquisition, we paid $21.3 million in cash and issued an aggregate of 366,434 shares of common stock to the former X-Body stockholders. We also agreed to pay additional amounts in cash upon the realization of specified milestones substantially as follows, with respect to products generated using the X-Body technology: $5.0 million per target upon the achievement, during a specified period, of a certain regulatory milestone for products that utilize a certain type of binding mechanism; up to $30.0 million upon the achievement, during a specified period, of regulatory and clinical milestones for the first product using another type of binding mechanism (any product using such type of binding mechanism, a “Type X Product”); $5.0 million per product upon the achievement, during a specified period, of a certain regulatory milestone for a certain number of subsequent Type X Products; $50.0 million upon the achievement, during a specified period, of a clinical milestone related to the first product with certain specified binding properties (a “Type Y Product”); and $20.0 million upon the achievement, during a specified period, of a clinical milestone related to the first product with certain other specified binding properties. If a Type X Product or a Type Y Product is commercialized, we can choose either to make a commercialization milestone payment for such a product or to pay a low single-digit royalty on net sales of such a product.

AbVitro

In January 2016, we acquired AbVitro, a company with a leading next-generation single cell sequencing platform. The AbVitro acquisition is intended to augment our capabilities to create best-in-class engineered T cells against a broad array of cancer targets. We will initially use this technology in our translation research assays, to find and generate fully-human TCRs and antibodies, and to find novel targets.

As consideration for the AbVitro acquisition, we paid approximately $78 million in cash and issued 1,289,188 shares of our common stock. There are no milestone payment obligations under the terms of the AbVitro acquisition.

We and Celgene have agreed in principle to enter into an agreement to license Celgene a subset of the acquired AbVitro technology and to grant Celgene options to certain related potential product rights emanating from the acquired technology.

Competition

The biotechnology and pharmaceutical industries, including the gene therapy field, are characterized by rapidly advancing technologies, intense competition and a strong emphasis on intellectual property. We face substantial competition from many different sources, including large biopharmaceutical companies, midsize/smaller public and privately-held biotechnology firms, academic research institutions, governmental agencies, and public and private research institutions.

In addition to the current standard of care treatments for patients, a large number of commercial and academic clinical trials are being pursued by variety of parties in the field of immunotherapy. Early positive clinical results from these trials have fueled continued interest in the field of immunotherapy. In the CAR and TCR space, our competitors include, but are not limited to, Novartis / Penn, Kite Pharma / Amgen / NCI, Cellectis / Pfizer / Servier, Johnson & Johnson / Transposagen Biopharmaceuticals, bluebird bio, Bellicum, Celyad, NantKwest, Intrexon / Ziopharm / MD Anderson Cancer Center, Unum Therapeutics, Adaptimmune / GlaxoSmithKline, ImmunoCellular Therapeutics, and Autolus. We also face competition from non-cell based treatments offered by companies such as Amgen, Pfizer, Abbvie, AstraZeneca, Bristol-Myers, Incyte, Merck, and Roche. For instance, the FDA approved Amgen’s blinotumomab for the treatment of r/r ALL in 2014, and that product has achieved a complete remission rate of approximately 40% in clinical trials. We also anticipate Pfizer’s inotuzumab to be approved for the treatment of r/r ALL as early as 2016, which has shown a CR rate of approximately 80% in clinical trials. Many of our larger current or potential competitors, either alone or with their collaboration partners, have greater financial resources and deeper expertise in manufacturing, preclinical testing, clinical trial execution, regulatory matters and commercializing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and gene therapy industries may result in even more resources being concentrated among a smaller number of very capable competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining experienced scientific and management personnel, patient enrollment for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs’ success.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that alone or in combination have better efficacy, less toxicity, more convenience, or are less expensive than the products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we do, which may also include broader labels, which could result in our competitors establishing a strong market position before we are able to enter the market. The key competitive factors affecting the success of all of our programs are likely to be their efficacy, safety, and convenience, along with our ability to simply operationalize the use of our products.

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

facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigations to assess compliance with Good Clinical Practices (“GCP”); and

•	FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States.

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

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site, and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies, including our Phase II trial for JCAR015, also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

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

The FDA may convene an advisory committee to provide clinical insight on application review questions. Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

If regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy (“REMS”) plan to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing regulatory standards is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

A sponsor may seek approval of its product candidate under programs designed to accelerate FDA’s review and approval of new drugs and biological products that meet certain criteria. Specifically, new drugs and biological products are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. For a fast track product, the FDA may consider sections of the BLA for review on a rolling basis before the complete application is submitted if relevant criteria are met. A fast track designated product candidate may also qualify for priority review, under which the FDA sets the target date for FDA action on the BLA at six months after the FDA accepts the application for filing. Priority review is granted when there is evidence that the proposed product would be a significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of a serious disease or condition. If criteria are not met for priority review, the application is subject to the standard FDA review period of 10 months after FDA accepts the application for filing. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

Under the accelerated approval program, the FDA may approve a BLA on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Post-marketing studies or completion of ongoing studies after marketing approval are generally required to verify the biologic’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. In addition, the Food and Drug Administration Safety and Innovation Act (“FDASIA”), which was enacted and signed into law in 2012, established the new breakthrough therapy designation. A sponsor may seek FDA designation of its product candidate as a breakthrough therapy if the product candidate is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Sponsors may request the FDA to designate a breakthrough therapy at the time of or any time after the submission of an IND, but ideally before an end-of-phase II meeting with FDA. If the FDA designates a breakthrough therapy, it may take actions appropriate to expedite the development and review of the application, which may include holding meetings with the sponsor and the review team throughout the development of the therapy; providing timely advice to, and interactive communication with, the sponsor regarding the development of the drug to ensure that the development program to gather the nonclinical and clinical data necessary for approval is as efficient as practicable; involving senior managers and experienced review staff, as appropriate, in a collaborative, cross-disciplinary review; assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor; and considering alternative clinical trial designs when scientifically appropriate, which may result in smaller trials or more efficient trials that require less time to complete and may minimize the number of patients exposed to a potentially less efficacious treatment. Breakthrough therapy designation comes with all of the benefits of fast track designation, which means that the sponsor may file sections of the BLA for review on a rolling basis if certain conditions are satisfied, including an agreement with FDA on the proposed schedule for submission of portions of the application and the payment of applicable user fees before the FDA may initiate a review. We plan to seek designation as a breakthrough therapy for some or all of our CD19 product candidates, as qualification permits. Our collaborator MSK obtained breakthrough therapy designation for JCAR015 for r/r ALL, but we will have to seek such designation separately under our own IND.

Fast Track designation, priority review and breakthrough therapy designation do not change the standards for approval but may expedite the development or approval process.

Orphan Drugs

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 individuals in the United States and when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA.

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

A designated orphan drug many not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if the second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. We plan to seek orphan drug designation for some or all of our CD19 product candidates in specific orphan indications in which there is a medically plausible basis for the use of these products. We have obtained orphan drug designation for each of JCAR015 and JCAR014 for the treatment of ALL.

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

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Affordable Care Act”), among other things, imposed new reporting requirements on drug manufacturers for payments or other transfers of value made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers must submit reports by the 90th day of each calendar year. Certain states also mandate implementation of commercial compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians and other healthcare professionals.

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

Coverage and Reimbursement

Sales of pharmaceutical products depend significantly on the availability of third-party coverage and reimbursement. Third-party payors include government health administrative authorities, managed care providers, private health insurers, integrated delivery networks, and other organizations. Although we currently believe that third-party payors will provide coverage and reimbursement for our product candidates, if approved, these third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct expensive clinical studies to demonstrate the comparative cost-effectiveness of our products. The product candidates that we develop may not be considered cost-effective. It is time consuming and expensive for us to seek coverage and reimbursement from third-party payors. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments, will remain in effect through 2025 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

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

Employees

As of December 31, 2015, we had 306 employees globally. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We consider our employee relations to be good.

Research and Development

Our research and development costs were $205.2 million, $204.5 million, and $46.2 million for the years ended December 31, 2015 and 2014 and for the period from August 5, 2013 to December 31, 2013, respectively. See Part II—Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report for additional detail regarding our research and development activities.

Geographic Information

Revenues generated outside of the United States and long-lived assets located outside of the United States were not material for the year ended and as of December 31, 2015, respectively.

Financial Information about Segments

We operate in one business segment. See Note 2 to our audited consolidated financial statements included in this report. For financial information regarding our business, see Part II—Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and our audited consolidated financial statements and related notes included elsewhere in this report.

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

The following section includes the most significant factors that may adversely affect our business and operations. You should carefully consider the risks and uncertainties described below and all information contained in this report, including our consolidated financial statements and the related notes and Part II—Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Our Business and Industry

We are a clinical-stage company and have a very limited operating history, which may make it difficult to evaluate our current business and predict our future performance.

We are a clinical-stage biopharmaceutical company that was formed in August 2013. We have no cell-therapy products approved for commercial sale and as of December 31, 2015 had not generated any revenue from such products. We are focused on developing products that use human cells as therapeutic entities and, although there have been significant advances in cell- based immunotherapy, our T cell technologies are new and largely unproven. Our limited operating history, particularly in light of the rapidly evolving cancer immunotherapy field, may make it difficult to evaluate our current business and predict our future performance. Our very short history as an operating company makes any assessment of our future success or viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage companies in rapidly evolving fields. If we do not address these risks successfully, our business will suffer.

We have incurred net losses in each period since our inception and anticipate that we will continue to incur net losses in the future.

We are not profitable and have incurred losses in each period since our inception. For the years ended December 31, 2015 and 2014 and for the period from August 5, 2013 to December 31, 2013, we reported a net loss of $239.4 million, $243.4 million, and $51.8 million, respectively. As of December 31, 2015, we had an accumulated deficit of $585.7 million, which includes $51.1 million related to non-cash deemed dividends, $159.4 million in upfront fees to acquire technology, of which $85.5 million was paid in cash and $73.9 million was paid through the issuance of common stock, non-cash expense of $136.5 million associated with the change in the estimated fair value and elapsed service period for our potential and actual success payment liability to FHCRC and MSK, and $10.7 million of expense associated with our convertible preferred stock options. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our product candidates, scale-up manufacturing capabilities and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems.

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

We are collaborating with Celgene pursuant to a collaboration agreement, under which we and Celgene will research, develop and commercialize novel cellular therapy product candidates and other immuno-oncology and immunology therapeutics, including, in particular, CAR and TCR product candidates. Contingent upon the payment of certain upfront payments, Celgene may exercise options to acquire exclusive licenses to certain therapeutics we develop and each party may exercise certain options to co-develop and co-commercialize product candidates developed, or acquired or in-licensed, by the other party. If Celgene does not exercise its options, or if our collaboration with Celgene terminates, we will be responsible for funding further development of the relevant product candidates, which would cause our expenses to increase, unless we enter into another collaboration for such product candidates, which may not be possible within an acceptable timeframe, or on suitable terms. Similarly, our expenses would increase if we exercise an option to co-develop and co-commercialize any product candidate developed, or in-licensed or acquired, by Celgene. If any of these were to occur, our losses could increase.

We have never generated any revenue from sales of cell-therapy products and our ability to generate revenue from cell-therapy product sales and become profitable depends significantly on our success in a number of factors.

We have no cell-therapy products approved for commercial sale, have not generated any revenue from cell-therapy product sales, and do not anticipate generating any revenue from cell-therapy product sales until some time after we have received regulatory approval for the commercial sale of a product candidate. Our ability to generate revenue and achieve profitability depends significantly on our success in many factors, including:

•	completing research regarding, and nonclinical and clinical development of, our product candidates;

•	obtaining regulatory approvals and marketing authorizations for product candidates for which we complete clinical studies;

•	developing a sustainable and scalable manufacturing process for our product candidates, including establishing and maintaining commercially viable supply relationships with third parties and establishing our own manufacturing capabilities and infrastructure;

•	launching and commercializing product candidates for which we obtain regulatory approvals and marketing authorizations, either directly or with a collaborator or distributor;

•	obtaining market acceptance of our product candidates as viable treatment options, and obtaining adequate coverage, reimbursement, and pricing by third-party payors, integrated delivery networks, and government authorities;

•	addressing any competing technological and market developments;

•	Celgene exercising any of its options under our collaboration agreement with Celgene, and Celgene’s efforts to further develop and commercialize the associated product candidates;

•	identifying, assessing, acquiring and/or developing new product candidates;

•	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter;

•	maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how; and

•	attracting, hiring, and retaining qualified personnel.

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

Our near term ability to generate product revenue is dependent on the success of one or more of our CD19 product candidates, each of which are in clinical development and will require significant additional clinical testing before we can seek regulatory approval and begin commercial sales.

Our near term ability to generate product revenue is highly dependent on our ability to obtain regulatory approval of and successfully commercialize one or more of our CD19 product candidates. Our most advanced product candidates, JCAR015, JCAR017, and JCAR014, are in clinical development, have been tested in a relatively small number of patients, and will require additional clinical and nonclinical development, regulatory review and approval in each jurisdiction in which we intend to market the products, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts before we can generate any revenue from product sales. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety, purity, and potency of the product candidates in humans. We cannot be certain that any of our product candidates will be successful in clinical studies and they may not receive regulatory approval even if they are successful in clinical studies.

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

Prior to the Juno-sponsored Phase I trial of JCAR017 and the Phase II clinical trial of JCAR015 that began in 2015, third parties had sponsored and conducted all clinical trials of our CD19 product candidates and other product candidates, and our ability to influence the design and conduct of such trials has been limited. We have assumed control over the future clinical and regulatory development of JCAR015 and, for NHL, JCAR017, and may do so for other product candidates, which will entail additional expenses and may be subject to delay. Any failure by a third party to meet its obligations with respect to the clinical and regulatory development of our product candidates may delay or impair our ability to obtain regulatory approval for our products and result in liability for our company.

Prior to the Juno-sponsored Phase I clinical trial of JCAR017 and the Phase II clinical trial of JCAR015, both of which began in 2015, we had not sponsored any clinical trials relating to our CD19 product candidates or other product candidates. Instead, faculty members at our third-party research institution collaborators, or those institutions themselves, sponsored all clinical trials relating to these product candidates, in each case under their own INDs. We have now assumed control of the overall clinical and regulatory development of JCAR015 and, for NHL, JCAR017 for future clinical trials. We may assume control over the clinical and regulatory development of other product candidates in the future, in which case we will need to obtain sponsorship of the INDs or file new Juno-sponsored INDs. Failure to obtain, or delays in obtaining, sponsorship of INDs or in filing new Juno-sponsored INDs for these or any other product candidates we determine to advance could negatively affect the timing of our potential future clinical trials. Additionally, although MSK received breakthrough therapy designation for JCAR015 from the FDA, we will separately need to request breakthrough therapy designation from the FDA under our own IND, which designation we may not be successful in obtaining, which could adversely affect the timing of future clinical trials and regulatory review and approval. Any such impacts on timing could increase research and development costs and could delay or prevent obtaining regulatory approval for our most advanced product candidates, either of which could have a material adverse effect on our business.

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

Although we have assumed control of the overall clinical and regulatory development of JCAR015 and, for NHL, JCAR017 going forward, we expect to be dependent on our contractual arrangements with third-party research institution collaborators for ongoing and planned trials for our other product candidates, and for JCAR017 other than in NHL, until we determine to assume control of the clinical and regulatory development of those candidates. Such arrangements provide us certain information rights with respect to certain previous, planned, or ongoing trials with respect to our product candidates, including access to and the ability to use and reference the data, including for our own regulatory filings, resulting from such trials. Even after we assume control of the overall clinical and regulatory development of a product candidate, including JCAR015 and JCAR017, we will still remain dependent on such contractual data rights for use in our clinical and regulatory development activities. If these obligations are breached by our third-party research institution collaborators, or if the data, or our data rights, prove to be inadequate compared to the first-hand knowledge we might have gained had the completed trials been Juno-sponsored trials, then our ability to design and conduct our corporate-sponsored clinical trials may be adversely affected. Additionally, the FDA may disagree with the sufficiency of our right to reference the preclinical, manufacturing, or clinical data generated by these prior investigator-sponsored trials, or our interpretation of preclinical, manufacturing, or clinical data from these clinical trials. If so, the FDA may require us to obtain and submit additional preclinical, manufacturing, or clinical data before we may begin our planned trials and/or may not accept such additional data as adequate to begin our planned trials.

Additionally, we may remain dependent on our third-party research institution collaborators for other support services in connection with our Juno-sponsored clinical trials. For instance, we will be dependent on SCRI for the manufacture of JCAR017 for our Juno-sponsored Phase I trial in r/r NHL until we transition the manufacturing of such product candidate to our Juno-operated manufacturing facility later in 2016. Transferring the process to our Juno-operated facility may also prove more difficult or take more time than we currently estimate, and it may not occur in 2016 or ever. This dependence on SCRI for the manufacture of JCAR017 will subject us to risks such as those described below under “—We expect to rely on third parties to manufacture our clinical product supplies, and we intend to rely on third parties for at least a portion of the manufacturing process of our product candidates, if approved. Our business could be harmed if those third parties fail to provide us with sufficient quantities of product or fail to do so at acceptable quality levels or prices.”

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

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. We expect that the early clinical work performed by our third-party research institution collaborators will help support the filing with the FDA of multiple INDs for product candidates in the next five years. However, we cannot be sure that we will be able to submit INDs at this rate, and we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin. Moreover, even if these trials begin, issues may arise that could suspend or terminate such clinical trials. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely completion of clinical development include:

•	inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation of clinical studies;

•	delays in sufficiently developing, characterizing, or controlling a manufacturing process suitable for advanced clinical trials;

•	delays in reaching a consensus with regulatory agencies on study design;

•	the FDA may not allow us to use the clinical trial data from a research institution to support an IND if we cannot demonstrate the comparability of our product candidates with the product candidate used by the relevant research institution in its clinical studies;

•	delays in reaching agreement on acceptable terms with prospective contract research organizations (“CROs”) and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites;

•	delays in obtaining required IRB approval at each clinical study site;

•	imposition of a temporary or permanent clinical hold by regulatory agencies for a number of reasons, including after review of an IND application or amendment, or equivalent application or amendment; as a result of a new safety finding that presents unreasonable risk to clinical trial participants; a negative finding from an inspection of our clinical study operations or study sites; developments on trials conducted by competitors for related technology that raises FDA concerns about risk to patients of the technology broadly; or if FDA finds that the investigational protocol or plan is clearly deficient to meet its stated objectives;

•	delays in recruiting suitable patients to participate in our clinical studies;

•	difficulty collaborating with patient groups and investigators;

•	failure by our CROs, other third parties, or us to adhere to clinical study requirements;

•	failure to perform in accordance with the FDA’s GCP requirements, or applicable regulatory guidelines in other countries;

•	delays in having patients complete participation in a study or return for post-treatment follow-up;

•	patients dropping out of a study;

•	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;

•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;

•	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;

•	the cost of clinical studies of our product candidates being greater than we anticipate;

•	clinical studies of our product candidates producing negative or inconclusive results, which may result in our deciding, or regulators requiring us, to conduct additional clinical studies or abandon product development programs;

•	transfer of manufacturing processes from our academic collaborators to larger-scale facilities operated by either a CMO or by us, and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process;

•	transfer of manufacturing processes to Celgene or any other commercialization partner for the manufacture of product candidates in trials outside of the United States;

•	delays or failure to secure supply agreements with suitable reagent suppliers, or any failures by suppliers to meet our quantity or quality requirements for necessary reagents; and

•	delays in manufacturing, testing, releasing, validating, or importing/exporting sufficient stable quantities of our product candidates for use in clinical studies or the inability to do any of the foregoing.

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

In particular, if Celgene opts to exercise its options to license any product candidates under the collaboration agreement with us, we may have limited influence or control over their approaches to development and commercialization in the territories in which they lead development and commercialization. Although we will still lead development and commercialization activities in North America for our product candidates arising from programs for which Celgene has exercised an option, Celgene’s development and commercialization activities in the territories where it is the lead party may adversely impact our own efforts in North America. Failure by Celgene to meet its obligations under the collaboration agreement and any co-development or co-commercialization agreement we enter into, or failure by Celgene to apply sufficient efforts at developing and commercializing collaboration products, may materially adversely affect our business and our results of operations. Celgene could independently develop, or develop with its other third party collaborators, products or product candidates that compete directly or indirectly with our products or product candidates, and that competition could adversely impact Celgene’s willingness to exercise an option under our collaboration or Celgene’s level of diligence for our collaboration products for which it has exercised an option. For instance, Celgene and bluebird bio are collaborating on an anti-BCMA CAR T product candidate. Additionally, Celgene’s exercise of an option for a program that includes a given product candidate may also lead to changes to clinical and regulatory development strategy for such product candidate that may impact previously announce development timelines for such product candidate, which may or may not adversely affect our stock price. Celgene will also require some level of assistance from us with respect to product candidates it opts into, and this assistance could be burdensome on our organization and resources and disrupt our own development and commercialization activities for product candidates for which we retain rights or in geographies where we are responsible for leading development and commercialization.

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

We have begun a trial in adult relapsed/refractory ALL with JCAR015 that could support accelerated U.S. regulatory approval. We also have begun a Phase I trial in adult relapsed/refractory NHL with JCAR017, with the potential to move to a registration trial in 2016 or early 2017. We intend to conduct each of these clinical trials in the United States. If the results of these trials are sufficiently compelling, we intend to discuss with the FDA filing BLAs for accelerated approval of such CD19 product candidates as a treatment for patients who are refractory to currently approved treatments in these indications.

The FDA generally requires a BLA to be supported by two adequate and well-controlled Phase III studies or one large and robust, well-controlled Phase III study in the patient population being studied that provides substantial evidence that a biologic is safe, pure and potent. Phase III clinical studies typically involve hundreds of patients, have significant costs and take years to complete. However, product candidates studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA may require a sponsor of a drug or biologic receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug or biologic may be subject to withdrawal procedures by the FDA that are more accelerated than those available for regular approvals. We believe our accelerated approval strategy is warranted given the currently limited alternative therapies for patients with relapsed/refractory ALL and relapsed/refractory NHL, but the FDA may not agree or alternative therapies may enter the market that cause the FDA to determine that the accelerated approval framework is no longer appropriate in those indications. The FDA may ultimately require one or multiple Phase III clinical trials prior to approval, particularly because our product candidates are novel and personalized treatments.

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

The granting of a conditional marketing authorization will allow medicines to reach patients with unmet medical needs earlier than might otherwise be the case and will ensure that additional data on a product are generated, submitted, assessed and acted upon. Although we may seek a conditional marketing authorization for one or more of our product candidates by the EMA, the EMA or CHMP may ultimately not agree that the requirements for such conditional marketing authorization have been satisfied. Even if conditional marketing authorization is granted, we cannot guarantee that the EMA or CHMP will renew the authorization annually. We do intend, alone or with Celgene, to seek conditional marketing approval in the EU for our CD19-directed CAR T programs.

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

As with most biological drug products, use of our product candidates could be associated with side effects or adverse events which can vary in severity from minor reactions to death and in frequency from infrequent to prevalent. Undesirable side effects or unacceptable toxicities caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical trials. We have seen severe neurotoxicity or sCRS, in some cases leading to death, in a number of patients with ALL, NHL, or CLL using each of JCAR015, JCAR017, and JCAR014. Severe neurotoxicity is a condition that, by convention, is currently defined clinically by confusion or other central nervous system side effects, when such side effects are serious enough to lead to intensive care unit care. The exact cause of severe neurotoxicity in connection with treatment with CAR T cells is not fully understood at this time. sCRS is a condition that, by convention, is currently defined clinically by certain side effects, which can include fever, chills, and hypotension, or low blood pressure, related to the release of inflammatory proteins in the body as the CAR T cells rapidly multiply in the presence of the target tumor protein, when such side effects are serious enough to lead to intensive care unit care with mechanical ventilation or significant vasopressor support. In early 2014, two patient deaths in the JCAR015 trial, which we believe were either directly or indirectly related to sCRS, resulted in the FDA placing the trial on clinical hold. Several JCAR015 protocol changes were made after those deaths, the most important of which include using a lower dose in patients with morphologic relapsed/refractory ALL, excluding patients with Class III or IV congestive heart failure as defined by the New York Heart Association, excluding patients with active central nervous system leukemia or symptomatic central nervous system leukemia within 28 days, adding sCRS as a dose limiting toxicity, and restricting a patient from receiving a second treatment of JCAR015 if the patient experienced any non-hematologic grade 4 toxicities, including sCRS, with the prior JCAR015 treatment. The protocol changes resulted in the FDA removing the clinical hold. However, these protocol changes may reduce efficacy and may not result in a better tolerability profile. The FDA or comparable foreign regulatory authorities could delay or deny approval of our product candidates for any or all targeted indications and negative side effects could result in a more restrictive label for any product that is approved. Side effects such as toxicity or other safety issues associated with the use of our product candidates could also require us or our collaborators to perform additional studies or halt development or sale of these product candidates.

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

Even if we receive FDA approval to market additional product candidates, whether for the treatment of cancers or other diseases, we cannot assure you that any such product candidates will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. Further, because of our limited financial and managerial resources, we are required to focus our research programs on certain product candidates and on specific diseases. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases that may later prove to have greater commercial potential, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to retain sole development and commercialization rights. For additional information regarding the factors that will affect our ability to achieve revenue from product sales, see the risk factor above “—We have never generated any revenue from sales of cell-therapy products and our ability to generate revenue from cell-therapy product sales and become profitable depends significantly on our success in a number of factors.”

Our product candidates are biologics and the manufacture of our product candidates is complex and we may encounter difficulties in production, particularly with respect to process development or scaling-out of our manufacturing capabilities. If we, Celgene, or any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

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

In some circumstances, changes in the manufacturing process may require us to perform ex vivo comparability studies and to collect additional data from patients prior to undertaking more advanced clinical trials. For instance, changes we made to the manufacturing process, including changes in reagents and in the viral vector, in preparation for our Phase II trial for JCAR015 will require us to show the comparability of the Phase II product to Phase I product. We have provided the FDA with comparability evidence from ex vivo experimental studies comparing Phase I product to Phase II product, and plan to provide the FDA with clinical comparability data from our ongoing Phase II trial. We may also make further changes to our manufacturing process before or after commercialization, and such changes may require us to show the comparability of the resulting product to the product used in the clinical trials using the earlier process. We may be required to collect additional clinical data from any modified process prior to obtaining marketing approval for the product candidate produced with such modified process. If clinical data are not ultimately comparable to that seen in the earlier trials in terms of safety or efficacy, we may be required to make further changes to our process and/or undertake additional clinical testing, either of which could significantly delay the clinical development or commercialization of JCAR015.

We expect our manufacturing strategy will involve the use of one or more CMOs as well as establishing our own capabilities and infrastructure, including a manufacturing facility to manufacture our product candidates. We also plan to manufacture certain of the reagents used for making our product candidates ourselves. We expect that development of our own manufacturing facility, as well as manufacturing some of our own reagents, will provide us with enhanced control of material supply for both clinical trials and the commercial market, enable the more rapid implementation of process changes, and allow for better long-term margins. However, we have no experience as a company manufacturing product candidates for use in the clinic, and only limited experience (through our German subsidiary) manufacturing reagents, and may never be successful in operating our own manufacturing facility or in manufacturing reagents in sufficient quantities or with sufficient quality for clinical or commercial use. We may establish multiple manufacturing facilities as we expand our commercial footprint to multiple geographies, which may lead to regulatory delays or prove costly.

Even if we are successful in developing our manufacturing capabilities sufficient for clinical and commercial supply, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, operator error, natural disasters, power failures, availability of qualified personnel, difficulties with logistics and shipping, problems regarding yields or stability of product, contamination or other quality control issues, and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business. Furthermore, if contaminants are discovered in our supply of our product candidates or in our manufacturing facilities or those of our CMOs, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any stability failures or other issues relating to the manufacture of our product candidates will not occur in the future. Additionally, we and our CMOs may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If we or our CMOs were to encounter any of these difficulties, our ability to provide our product candidate to patients in clinical trials, or to provide product for treatment of patients once approved, would be jeopardized.

In addition, the manufacturing process for any products that we may develop is subject to FDA and foreign regulatory authority approval process, and we will need to meet, and our CMOs will need to meet, all applicable FDA and foreign regulatory authority requirements on an ongoing basis. If we or our CMOs are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and growth prospects.

If and when Celgene opts into any of our product candidates, we also expect that we will need to assist Celgene with the transfer of our manufacturing processes to geographies outside of the United States. The transfer of process to Celgene would be subject to the same types of risk as set forth above and may not ultimately be successful or may take longer to succeed than expected, which could delay development and commercialization activities in those geographies, which would have an adverse effect on our business. Such transfer activities may also require a significant amount of attention from our personnel, which may disrupt our other development and commercialization activities, which may have an adverse effect on our business. Additionally, in the interim we may need to manufacture product candidates out of our existing facilities for use in clinical trials in the Celgene territories, which may disrupt our own clinical activities and, to the extent we are not able to produce product candidate in the volumes required by Celgene, may also lead to delays in development plans in such Celgene territories.

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

Although we are in the final stages of bringing our own manufacturing facility online, we also intend to continue to use third parties as part of our manufacturing process and for filling some or our product candidate manufacturing requirements. Our anticipated reliance on a limited number of third-party manufacturers exposes us to the following risks:

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

•	Our manufacturers may have little or no experience with autologous cell products, which are products made from a patient’s own cells, and therefore may require a significant amount of support from us in order to implement and maintain the infrastructure and processes required to manufacture our product candidates.

•	Our third-party manufacturers might be unable to timely manufacture our product or the custom materials or reagents used in the manufacture thereof, or produce the quantity and quality required to meet our clinical and commercial needs, if any.

•	Contract manufacturers may not be able to execute our manufacturing procedures and other logistical support requirements appropriately.

•	Our future contract manufacturers may not perform as agreed, may not devote sufficient resources to us, or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store, and distribute our products or the custom materials or reagents used in the manufacture thereof.

•	Manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMPs and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

•	We may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our products, or in the manufacture of the custom materials or reagents used in the manufacture thereof.

•	Our third-party manufacturers could breach or terminate their agreement with us.

•	Raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier, may not be available or may not be suitable or acceptable for use due to material or component defects.

•	Our contract manufacturers and critical reagent suppliers may be subject to inclement weather, as well as natural or man-made disasters.

•	Our contract manufacturers may have unacceptable or inconsistent product quality success rates and yields.

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

We rely to a large extent at present on our third-party research institution collaborators for research and development capabilities. Currently, MSK is conducting Phase I clinical trials using JCAR015 to address adult ALL and pediatric ALL and a Phase I trial with JCAR020 to address ovarian cancer; SCRI is conducting a Phase I/II clinical trial using JCAR017 to address pediatric ALL and a Phase I trial using JCAR023 to address refractory or recurrent pediatric neuroblastoma; and FHCRC is conducting a Phase I/II clinical trial using JCAR014 to address ALL, NHL, and CLL, a Phase I trial using JCAR024 to address ROR-1 expressing cancers, a Phase I/II trial using JTCR016 to address high risk or relapsed AML, myelodysplasic syndrome, and chronic myeloid leukemia, and a Phase I trial using JTCR016 to address advanced NSCLC. Each of these clinical trials addresses a limited number of patients. We expect to use the results of these trials, if favorable, to help support the filing with the FDA of INDs to conduct more advanced clinical trials with the corresponding product candidates. To date, we have filed, and the FDA has cleared, a Juno-sponsored IND for the Phase I clinical trial of JCAR017 in adult aggressive r/r NHL and a Juno-sponsored IND for the Phase II clinical trial of JCAR015 in adult r/r ALL, and these Juno-sponsored trials have begun.

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

Our existing agreements with our collaboration partners may be subject to termination by the counterparty upon the occurrence of certain circumstances as described in more detail under the caption “Licenses and Third-Party Collaborations” in Part I—Item 1—“Business” of this report. If any of our collaboration partners terminates their collaboration agreement, the research and development of the relevant product candidate would be suspended, and we may be unable to research, develop, and license future product candidates. We may be required to devote additional resources to the development of our product candidates or seek a new collaboration partner, and the terms of any additional collaborations or other arrangements that we establish may not be favorable to us. In addition, there is a natural transition period when a new third-party begins work. In addition, switching or adding third parties to conduct our clinical trials involves substantial cost and requires extensive management time and focus. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines.

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

As of December 31, 2015, we had $1.2 billion in cash, cash equivalents, and marketable securities. In August 2015, we received $1.0 billion from Celgene from the sale of common stock to Celgene and from the initial payment under our collaboration agreement. We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next 12 months. However, changing circumstances or business opportunities, within or beyond our control, may lead us to use our capital faster than we currently anticipate. We may ultimately need to raise additional funds for the further development and commercialization of our product candidates or to pursue strategic transactions and other business opportunities that arise.

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

If Celgene declines to exercise its option with respect to one or more product candidates covered by our collaboration agreement with Celgene, or terminates the collaboration agreement with us, we will need to secure funding to advance development of those programs on our own or secure relationships with collaborators that have the necessary capital and expertise. In addition, we may need additional funding to advance product candidates prior to Celgene’s decisions regarding option exercise with respect to such product candidate if development of that program is not discontinued. In addition, if we exercise our option to any of Celgene’s in-

licensed programs to co-develop and co-commercialize products, then we may need to secure additional funding to support our obligations to pay one-half of the acquisition costs of any such in-licensed program.

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

We may never formalize our agreement in principle with Celgene to license Celgene a subset of the acquired AbVitro technology or the final terms of the agreement may not be as favorable to us as expected.

We and Celgene have agreed in principle to enter into an agreement to license Celgene a subset of the acquired AbVitro technology and to grant Celgene options to certain related potential product rights emanating from the acquired technology. However, we may never come to agreement with Celgene on the formal terms of such an agreement, in which case we will not receive the financial benefits of such an agreement. Even if we do come to agreement with Celgene, it may not be on terms that are favorable to us as expected.

We will rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize our product candidates.

We will depend upon independent investigators to conduct our clinical trials under agreements with universities, medical institutions, CROs, strategic partners, and others. At present, we contract directly with all of our trial sites, and therefore have to negotiate budgets and contracts with each trial site, which may result in delays to our development timelines and increased costs. If we transition to a CRO to manage the conduct of our clinical trials, we will also have to negotiate budgets and contracts with such CRO, which may similarly lead to delays and increased costs.

We will rely heavily on third parties over the course of our clinical trials, and as a result will have limited control over the clinical investigators and limited visibility into their day-to-day activities, including with respect to how they are providing and administering T cell therapy. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory, and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators, and trial sites. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional nonclinical or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with biologic product produced under cGMP regulations and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Any third parties conducting our clinical trials are not and will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing preclinical, clinical, and nonclinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed, or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenue could be delayed. We have disclosed in this report and various corporate presentations certain third party investigator-reported interim data from some of our trials, including interim data for which we have not yet independently reviewed the source data. We also sometimes rely on such investigator-reported interim data in making business decisions. Independent review of the data could fail to confirm the investigator-reported interim data, which may lead to revisions in disclosed clinical trial results in the future. Any such revisions that reveal more negative data than previously disclosed investigator-reported interim data could have an adverse impact on our business prospects and the trading price of our common stock. Such revisions could also reduce investor confidence in investigator-reported interim data that we disclose in the future.

If any of our relationships with trial sites, or any CRO that we may use in the future, terminate, we may not be able to enter into arrangements with alternative trial sites or CROs or do so on commercially reasonable terms. Switching or adding additional trial sites or CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO begins work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines, and such delays could have a material adverse impact on our business, financial condition, and prospects.

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

We plan to seek orphan drug designation for some or all of our CD19 product candidates, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug designation, including market exclusivity, which may cause our revenue, if any, to be reduced.

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

If a product that has orphan drug designation subsequently receives the first FDA approval of that particular product for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a BLA, to market the same biologic (meaning, a product with the same principal molecular structural features) for the same indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan drug exclusivity or if FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. As a result, even if one of our product candidates receives orphan exclusivity, the FDA can still approve other biologics that do not have the same principal molecular structural features for use in treating the same indication or disease. Furthermore, the FDA can waive orphan exclusivity if we are unable to manufacture sufficient supply of our product or if a subsequent applicant demonstrates clinical superiority over our product.

We plan to seek orphan drug designation for some or all of our CD19 product candidates in specific orphan indications in which there is a medically plausible basis for the use of these products, including relapsed/ refractory ALL and relapsed/refractory NHL indications. We have obtained orphan drug designation for each of JCAR015 and JCAR014 for the treatment of ALL. Even when we obtain orphan drug designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, although we intend to seek orphan drug designation for other product candidates, we may never receive such designations.

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

Specifically, genetically engineering T cells faces significant competition in both the CAR and TCR technology space from multiple companies and their collaborators, such as Novartis / Penn, Kite Pharma / Amgen / NCI, Cellectis / Pfizer / Servier, Johnson & Johnson / Transposagen Biopharmaceuticals, bluebird bio, Bellicum, Celyad, NantKwest, Intrexon / Ziopharm / MD Anderson Cancer Center, Unum Therapeutics, Adaptimmune / GlaxoSmithKline, ImmunoCellular Therapeutics, and Autolus. We also face competition from non-cell based treatments offered by companies such as Amgen, Pfizer, Abbvie, AstraZeneca, Bristol-Myers, Incyte, Merck, and Roche. For instance, in 2014 the FDA approved Amgen’s blinotumomab for the treatment of r/r ALL, and that product has achieved a CR rate of approximately 40% in clinical trials. We also anticipate Pfizer’s inotuzumab to be approved for the treatment of r/r ALL as early as 2016, which has shown a CR rate of approximately 80% in clinical trials.

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

For additional information regarding our competition, see the section captioned “Competition” in Part I—Item 1—“Business” located elsewhere in this report.

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

As of December 31, 2015, we had 306 employees worldwide, most of whom are full time. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we must add a significant number of additional research and development, managerial, operational, sales, marketing, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Any acquisition or strategic partnership may entail numerous risks, including:

•	increased operating expenses and cash requirements;

•	the assumption of additional indebtedness or contingent liabilities, including earn-out milestones;

•	the issuance of our equity securities;

•	assimilation of operations, intellectual property and products of an acquired company, including difficulties associated with integrating new personnel;

•	the diversion of our management’s attention from our existing product programs and initiatives in pursuing such a strategic merger or acquisition;

•	retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;

•	expense or diversion of efforts related to the development of acquired technology under any diligence obligation required of us with respect to earn out milestones for an acquisition transaction, where we may not undertake such expense or efforts absent such diligence obligations;

•	risk that the other party or parties to an acquisition transaction may claim that we have not satisfied any earn out diligence obligation and seek damages or other legal or equitable relief;

•	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and regulatory approvals; and

•	our inability to generate revenue from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

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

We have agreed to make success payments to each of FHCRC and MSK pursuant to the terms of our agreements with each of those entities. These success payments will be based on increases in the estimated fair value of our common stock, payable in cash or publicly-traded equity at our discretion. The term of these obligations may last up to 11 years. Success payments will be owed (if applicable) after measurement of the value of our common stock in connection with the following valuation measurement dates during the term of the success payment agreement: (1) December 19, 2014, which was the date our common stock first became publicly traded; (2) the date on which we sell, lease, transfer or exclusively license all or substantially all of our assets to another company; (3) the date on which we merge or consolidate with or into another entity (other than a merger in which our pre-merger stockholders own a majority of the shares of the surviving entity); (4) any date on which ARCH Venture Fund VII, L.P. or C.L. Alaska L.P. transfers a majority of its shares of company capital stock held by it on such date to a third party; (5) every second anniversary of any event described in the preceding clauses (1), (2), (3) or (4), but, in the case of FHCRC, only upon a request by FHCRC made within 20 calendar days after receiving written notice from us of such event; and (6) the last day of the 11 year period. The amount of a success payment is determined based on whether the value of our common stock meets or exceeds certain specified threshold values ascending, in the case of FHCRC, from $20.00 per share to $160.00 per share and, in the case of MSK, from $40.00 per share to $120.00 per share, in each case subject to adjustment for any stock dividend, stock split, combination of shares, or other similar events. Each threshold is associated with a success payment, ascending, in the case of FHCRC, from $10 million at $20.00 per share to $375 million at $160.00 per share and, in the case of MSK, from $10 million at $40.00 per share to $150 million at $120.00 per share, payable if such threshold is reached. The maximum aggregate amount of success payments to FHCRC is $375 million and to MSK is $150 million, in each case subject to certain indirect cost offsets related to our cash payments for collaboration activities. In December 2015, success payments to FHCRC were triggered in the aggregate amount of $75.0 million, less indirect cost offsets of $3.3 million, and a success payment to MSK was triggered in the amount of $10.0 million, less indirect cost offsets that will be determined at the time of payment in March 2016. We elected to make the payment to FHCRC in shares of our common stock, and thereby issued 1,601,085 shares of our common stock to FHCRC in December 2015. The MSK success payment is required to be made, in cash or shares of our common stock at our election, on March 18, 2016. See the section captioned “Licenses and Third-Party Collaborations” in Part I—Item 1—“Business” in this report for further discussion of these success payments.

The next anticipated valuation measurement date at which success payments may be triggered is December 19, 2016. Success payments will only be triggered on that date to the extent the average closing price of a share of our common stock over the consecutive 90 calendar day period preceding December 19, 2016 meets or exceeds $60.00, subject to adjustment for any stock dividend, stock split, combination of shares, and other similar events.

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

Our success payment obligations to FHCRC and MSK are recorded as a liability on our balance sheet. Under generally accepted accounting principles in the United States (“GAAP”), we are required to estimate the fair value of this liability as of each quarter end and changes in estimated fair value are amortized to expense using the accelerated attribution method over the remaining term of the collaboration agreement. Factors that may lead to increases or decreases in the estimated fair value of this liability include, among others, changes in the value of the common stock, change in volatility, changes in the applicable term of the success payments, changes in the risk free rate, and changes in the estimated indirect costs that are creditable against FHCRC and MSK success payments. As a result, our operating results and financial condition as reported by GAAP may fluctuate significantly from quarter to quarter and from year to year and may reduce the usefulness of our GAAP financial statements. In December 2015, success payments to FHCRC were triggered in the aggregate amount of $75.0 million, less indirect cost offsets of $3.3 million. We elected to make the payment in shares of our common stock, and thereby issued 1,601,085 shares of our common stock to FHCRC in December 2015. In December 2015, a success payment to MSK was triggered in the amount of $10.0 million, less indirect cost offsets that will be determined at the time of payment in March 2016. The success payment obligation to MSK is required to be paid, in cash or shares of our common stock at our election, on March 18, 2016. As of December 31, 2015 the estimated fair values of the success payment liabilities on the consolidated balance sheets after giving effect to the success payments achieved by FHCRC and MSK were $33.8 million and $31.0 million related to FHCRC and MSK, respectively.

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

Our operations, and those of our third-party research institution collaborators, CROs, CMOs, suppliers, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. Our headquarters and our Juno-operated manufacturing facility are both located in King County, Washington, and therefore could both be similarly affected by the same event. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers in part to produce and process our product candidates or to supply us with certain reagents or specialized equipment or materials used our manufacturing process. Our ability to obtain clinical or commercial supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. Damage or extended periods of interruption to our corporate, development, research, or manufacturing facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry or other events could cause us to cease or delay development of some or all of our product candidates. Although we maintain property damage and business interruption insurance coverage, our insurance might not cover all losses under such circumstances and our business may be seriously harmed by such delays and interruption.

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

As of December 31, 2015, we had U.S. federal net operating loss carryforwards of approximately $167.3 million, which will begin to expire in 2033. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage- point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. As a result of our transactions that have occurred since our incorporation in August 2013, including our initial public offering, we may have experienced such an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which changes are outside our control. As a result, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation.

Risks Related to Government Regulation

The FDA regulatory approval process is lengthy, time-consuming, and inherently unpredictable, and we may experience significant delays in the clinical development and regulatory approval, if any, of our product candidates.

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing, and distribution of drug products, including biologics, are subject to extensive regulation by the FDA and other regulatory authorities in the United States. We are not permitted to market any biological drug product in the United States until we receive a Biologics License from the FDA. We have not previously submitted a BLA to the FDA, or similar approval filings to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe, pure, and potent for each desired indication. The BLA must also include significant information regarding the chemistry, manufacturing, and controls for the product, and the manufacturing facilities must complete a successful pre-license inspection. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has limited experience with commercial development of genetically-modified T cell therapies for cancer. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support licensure. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain licensure of the product candidates based on the completed clinical trials. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive, and lengthy, and approval may not be obtained.

In addition, clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

•	obtaining regulatory approval to begin a trial, if applicable;

•	the availability of financial resources to begin and complete the trials;

•	reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtaining approval at each clinical trial site by an independent IRB;

•	recruiting suitable patients to participate in a trial in a timely manner;

•	having patients complete a trial or return for post-treatment follow-up;

•	clinical trial sites deviating from trial protocol, not complying with GCPs, or dropping out of a trial;

•	addressing any patient safety concerns that arise during the course of a trial;

•	addressing any conflicts with new or existing laws or regulations;

•	adding new clinical trial sites; or

•	manufacturing qualified materials under cGMPs for use in clinical trials.

Patient enrollment is a significant factor in the timing of clinical trials and is affected by many factors. See the risk factor above “—If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected” for additional information on risks related to patient enrollment. Further, a clinical trial may be suspended or terminated by us, the IRBs for the institutions in which such trials are being conducted, the data safety monitoring board for such trial, or the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Some studies, including our Phase II trial for JCAR015, also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. If we experience termination of, or delays in the completion of, any clinical trial of our product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.

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

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority, requirements, including ensuring that quality control and manufacturing procedures conform to cGMP, and in certain cases Good Tissue Practices regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any BLA, other marketing application, and previous responses to inspectional observations. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS program as a condition of approval of our product candidates, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, we will have to comply with requirements including submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval.

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

Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, commercial payors, and integrated delivery networks are critical to new product acceptance.

Government authorities and third-party payors, such as private health insurers, health maintenance organizations, and integrated delivery networks decide which drugs and treatments they will cover and the amount of reimbursement. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

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

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect through 2025 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012, was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare.

For instance, there have recently been public hearings in the U.S. Congress concerning pharmaceutical product pricing. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations. These laws may impact, among other things, our proposed sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•	the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

•	federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other third-party payors that are false or fraudulent or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation;

•	the federal Health Insurance Portability and Accountability Act of 1996, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization;

•	the federal Physician Payment Sunshine Act, created under the Affordable Care Act, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services, information related to payments or other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

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

We are dependent on patents, know-how, and proprietary technology, both our own and licensed from others. Any termination of these licenses could result in the loss of significant rights and could harm our ability to commercialize our product candidates. See the section captioned “Licenses and Third-Party Collaborations” in Part I—Item 1—“Business” of this report for additional information regarding our license agreements.

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

The strength of patents in the biotechnology and pharmaceutical field can be uncertain, and evaluating the scope of such patents involves complex legal and scientific analyses. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the validity, enforceability, or scope thereof, which may result in such patents being narrowed, invalidated, or held unenforceable. For example, on August 13, 2015, Kite Pharma filed a petition with the USPTO for inter partes review of U.S. Patent No. 7,446,190, a patent that we have exclusively licensed from MSK. If Kite Pharma is successful in the resulting proceedings at the USPTO, the patent could be narrowed or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing their products to avoid being covered by our claims. If the breadth or strength of protection provided by the patent applications we hold with respect to our product candidates is threatened, this could dissuade companies from collaborating with us to develop, and could threaten our ability to commercialize, our product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced. Because patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates. Furthermore, for U.S. applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. For U.S. applications containing a claim not entitled to priority before March 16, 2013, there is a greater level of uncertainty in the patent law in view of the passage of the America Invents Act, which brought into effect significant changes to the U.S. patent laws, including new procedures for challenging pending patent applications and issued patents.

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

Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after its first effective filing date. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic medications. Our issued patents will expire on dates ranging from 2019 to 2031, subject to any patent extensions that may be available for such patents. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2021 to 2037. In addition, although upon issuance in the United States a patent’s life can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. If we do not have sufficient patent life to protect our products, our business and results of operations will be adversely affected.

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

As of December 31, 2015, we had 102,400,503 shares of common stock outstanding, including 5,153,445 shares of restricted stock that remained subject to vesting requirements. In connection with the sale of shares to Celgene, all 9,137,672 shares acquired by Celgene on August 4, 2015, representing 9.1% of our common stock outstanding as of the date of issuance (after giving effect to such issuance), are subject to a market standoff agreement for 364 days from the date of acquisition. Any subsequent acquisitions of shares of our common stock by Celgene will commence another 364 day market standoff period, subject to certain exceptions.

We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans, including upon the exercise of stock options. These shares can be freely sold in the public market upon issuance.

As of December 31, 2015, the holders of as many as 37.3 million shares, or 36.4% of our common stock outstanding as of December 31, 2015, have rights, subject to some conditions, under the investor rights agreement with such holders to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market. In connection with the collaboration agreement with Celgene, we have also entered into a registration rights agreement, pursuant to which upon the written request of Celgene at certain times and subject to the satisfaction of certain conditions, we have agreed to prepare and file with the SEC a registration statement on Form S-3 for purposes of registering the resale of the shares specified in Celgene’s written request or, if we are not at such time eligible for the use of Form S-3, use commercially reasonable efforts to prepare and file a registration statement on a Form S-1 or alternative form that permits the resale of the shares.

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

Our executive officers, directors and our 10% or greater stockholders, together with their respective affiliates, beneficially owned approximately 51.4% of our capital stock as of December 31, 2015, excluding shares underlying outstanding options. Accordingly, such persons and entities, if they acted together, would be able to determine the composition of the board of directors, retain the voting power to approve many matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. In addition, other than in connection with a change of control, in any vote or action by written consent of our stockholders, including, without limitation, with respect to the election of directors, Celgene has agreed to vote or execute a written consent with respect to all of our voting securities held by Celgene in accordance with the recommendation of our board of directors, limiting the ability of Celgene to contrary to our board of directors that you otherwise may believe is in your best interest as our stockholder. This concentration of ownership amongst our significant holders, including Celgene, could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

Starting January 1, 2016, we are no longer an “emerging growth company” and we will no longer be able to avail ourselves of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies.” For example, the Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. Section 404 of the Sarbanes-Oxley Act (“Section 404”) requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting. We previously availed ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, beginning on January 1, 2016, we are no longer avail ourselves of this exemption. Our independent registered public accounting firm is now required to undertake an assessment of our internal control over financial reporting, and as a result the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. Furthermore, investor perceptions of our company may suffer if deficiencies are found, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to implement these requirements effectively or efficiently, it could harm our operations, financial reporting, or financial results and could result in an adverse opinion on our internal control over financial reporting from our independent registered public accounting firm.

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

The following table summarizes the facilities we lease as of December 31, 2015, including the location and size of the facilities, and their designated use.

Location	Approximate Square Feet	Operation	Lease Expiration Dates
Seattle, Washington	70,800	Administrative, Clinical, Commercial, Process Development, Quality, Regulatory, Research	April 2017 – July 2017

Bothell, Washington	67,800	Manufacturing	March 2025

Waltham, Massachusetts	3,500	Research	September 2016

Munich, Germany	17,600	Manufacturing, Process Development, Research	September 2025

Göttingen, Germany	700	Administrative, Research	December 2017

The foregoing table does not reflect two additional leases that we have entered into, but for which the lease term has not yet commenced. The first is a lease for approximately 161,400 square feet of office and laboratory space in a to-be-constructed building located in Seattle, Washington. The anticipated commencement date of the lease is in or about April 2017 with an initial term of 84 months. We intend for this space to serve as our corporate headquarters. The second is a lease for approximately 20,100 square feet of office and laboratory space located in Waltham, Massachusetts with a commencement date of June 2016 and an initial term of 120 months.

We believe that our existing facilities are adequate for our near-term needs, but expect to need additional space as we grow and expand our operations. We believe that suitable additional or alternative office, laboratory, and manufacturing space would be available as required in the future on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in litigation or proceedings relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition or cash flows.

In August 2015, Kite Pharma filed a petition with the USPTO for inter partes review of U.S. Patent No. 7,446,190, a patent that we have exclusively licensed from MSK. In February 2016, the USPTO determined to initiate the inter partes review proceedings, in Kite Pharma, Inc. v. Sloan Kettering Institute for Cancer Research, Case IPR2015-01719. As the exclusive licensor, we have opted to exercise our right to control the defense of the patent in the proceedings. We will incur expenses associated with this defense, which expenses may be substantial. If we are unsuccessful, the patent could be narrowed or invalidated, but we do not expect that this would have a material adverse effect on our business.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been listed on The NASDAQ Global Select Market under the symbol “JUNO” since December 19, 2014. Prior to that date, there was no public trading market for our common stock. The following table sets forth the high and low intraday sales price per share of our common stock as reported on The NASDAQ Global Select Market for the period indicated:

	High	Low
Year Ended December 31, 2015
First Quarter 2015	$64.55	$38.00
Second Quarter 2015	$69.28	$40.60
Third Quarter 2015	$56.29	$33.00
Fourth Quarter 2015	$57.82	$39.36

Year Ended December 31, 2014
Fourth Quarter (from December 19, 2014)	$56.50	$34.71

Holders of Common Stock

As of February 18, 2016, there were 139 holders of record of our common stock.

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

The following graph shows the total stockholder return of an investment of $100 in cash at market close on December 19, 2014 (the first day of trading of our common stock) through December 31, 2015 for (1) our common stock, (2) the NASDAQ Composite Index (U.S.) and (3) the NASDAQ Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	12/19/2014	12/31/2014	12/31/2015
Juno Therapeutics, Inc	100.00	149.20	125.63
NASDAQ Composite	100.00	98.81	104.66
NASDAQ Biotechnology	100.00	99.34	105.20

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2015 other than those sales that have previously been disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

There has been no material change in the planned use of proceeds from our initial public offering as described in the Registration Statement. We invested the funds received in short-term, interest-bearing investment-grade securities and government securities. As of December 31, 2015, we have used approximately $217.9 million of the net proceeds from the IPO primarily to fund the costs to advance JCAR015 through a Phase II clinical trial, to advance JCAR017 through a Phase I clinical trial and into a potential registration trial in relapsed/refractory NHL, to further develop additional product candidates, to expand our internal research and development capabilities, to establish manufacturing capabilities, to acquire, license and invest in complementary products, technologies and businesses, and other general corporate purposes. None of the offering proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the fiscal quarter ended December 31, 2015.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected statement of operations data for the years ended December 31, 2015 and 2014 and for the period from August 5, 2013 to December 31, 2013, and the selected balance sheet data as of December 31, 2015, 2014, and 2013 are derived from our audited consolidated financial statements included elsewhere in this report. Our cash provided by operations during the year ended December 31, 2015 was $7.3 million and we ended 2015 with $1.2 billion in cash, cash equivalents, and marketable securities. Cash used in operations during the year ended December 31, 2014 and during the period from August 5, 2013 to December 31, 2013 was $82.5 million and $30.5 million, respectively.

Included in net loss attributable to common stockholders in the year ended December 31, 2015 are non-cash expenses of an aggregate of $57.8 million related to the change in the estimated value and elapsed service period for our potential and actual success payment liabilities to FHCRC and MSK ($51.6 million) and stock-based compensation expense related to a former co-founding director who became a consultant upon his departure from the board of directors ($6.2 million). Included in net loss attributable to common stockholders in the year ended December 31, 2014 are non-cash expenses of an aggregate of $229.7 million related to the change in the estimated value and elapsed service period for our success payment liabilities to FHCRC and MSK ($84.9 million), non-cash deemed dividends recorded upon issuance of our convertible preferred stock ($67.5 million), the non-cash portion of an upfront fee to acquire technology from Opus Bio related to our CD22-directed product candidate JCAR018 ($64.1 million), changes in the fair value of our Series A and Series A-2 convertible preferred stock options ($10.7 million), and stock-based compensation expense related to a former co-founding director who became a consultant upon his departure from the board of directors ($2.5 million).

Our historical results are not necessarily indicative of the results that may be expected in the future. Refer to the selected historical financial data below in conjunction with Part II—Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and the audited consolidated financial statements and related notes included elsewhere in this report.

			Period from August 5, 2013 to December 31, 2013
	Year Ended December 31,
	2015	2014
	(in thousands, except share and per share amounts)
Consolidated statements of operations data:
Revenue	$18,215	$—	$—
Operating expenses:
Research and development (1)	205,160	204,511	46,245
General and administrative (2)	51,130	19,529	4,238
Litigation	6,025	8,718	1,195

Total operating expenses	262,315	232,758	51,678

Loss from operations	(244,100)	(232,758)	(51,678)
Interest income, net	1,730	69	—
Other income (expenses), net	234	(10,718)	(142)

Loss before income taxes	(242,136)	(243,407)	(51,820)
Benefit for income taxes	2,760	—	—

Net loss	$(239,376)	$(243,407)	$(51,820)

Net loss attributable to common stockholders:
Net loss	$(239,376)	$(243,407)	$(51,820)
Deemed dividends upon issuance of convertible preferred stock, non-cash	—	(67,464)	—

Net loss attributable to common stockholders	$(239,376)	$(310,871)	$(51,820)

Net loss per share attributable to common stockholders, basic and diluted	$(2.72)	$(36.82)	$(14.16)

Weighted average common shares outstanding, basic and diluted	88,145,424	8,442,947	3,658,687

(1)	Research and development expense for the year ended December 31, 2015 includes non-cash expense of $51.6 million associated with our actual and potential success payment liability to FHCRC and MSK attributable to the change in the estimated value and elapsed service period, and $30.8 million associated with the acquisition of new technology. In December 2015, success payment obligations to FHCRC were triggered in the amount of $75.0 million less indirect cost offsets of $3.3 million and to MSK of $10.0 million less indirect cost offsets that will be determined at the time of payment in March 2016. We elected to make the payment to FHCRC in shares of our common stock, and thereby issued 1,601,085 shares of our common stock to FHCRC in December 2015. The success payment obligation to MSK is required to be paid on March 18, 2016, in cash or shares of our common stock at our election.

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

(2)	General and administrative expense for the year ended December 31, 2015 includes $9.7 million of expenses related to the Celgene, Stage, X-Body and other business development transactions.

	As of December 31,
	2015	2014	2013
	(in thousands)
Consolidated balance sheets data:
Cash, cash equivalents, and marketable securities	$1,216,299	$474,051	$35,966
Working capital	832,111	338,642	25,007
Total assets	1,445,128	489,163	40,094
Total liabilities	303,595	100,631	11,193
Common stock and additional paid-in capital	1,733,273	734,903	8,138
Accumulated deficit (1)	(585,657)	(346,281)	(51,820)
Total stockholders’ equity	$1,141,533	$388,532	$(43,682)

(1)	Accumulated deficit as of December 31, 2015 includes $51.1 million related to non-cash deemed dividends, $159.4 million in upfront fees to acquire technology, of which $85.5 million was paid in cash and $73.9 million was paid through the issuance of common stock, and non-cash expense of $136.5 million associated with the change in the estimated fair value and elapsed service period for our potential and actual success payment liability to FHCRC and MSK.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties, as described in the section of this report captioned “Forward-Looking Statements and Market Data.” As a result of many factors, such as those set forth in Part I—Item 1A—“Risk Factors” of this report and elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are building a fully-integrated biopharmaceutical company focused on re-engaging the body’s immune system to revolutionize the treatment of cancer. Founded on the vision that the use of human cells as therapeutic entities will drive one of the next important phases in medicine, we are developing cell-based cancer immunotherapies based on our CAR and high-affinity TCR technologies to genetically engineer T cells to recognize and kill cancer cells. We have shown compelling clinical responses in clinical trials using multiple cell-based product candidates to address refractory B cell lymphomas and leukemias, and we also have a number of ongoing trials exploring our platform in solid-organ cancers and in combination with various strategies to overcome the immune-suppressive effects of cancer. Longer term, we aim to improve and leverage our cell-based platform to develop additional product candidates to address a broad range of cancers and human diseases, including moving forward our pre-clinical product candidates that target additional hematologic and solid-organ cancers.

In the third quarter of 2015, we began a Phase II trial of JCAR015 that could support accelerated U.S. regulatory approval in adult r/r B cell ALL as early as 2017. We also began a Phase I trial with JCAR017 in adult r/r aggressive B cell NHL, with the potential to move to a registration trial for that product candidate in 2016 or early 2017. We are continuing to enroll patients in an ongoing Phase I/II trial for JCAR014 in B cell malignancies, and although we do not plan to move JCAR014 into registration trials, we plan to use this trial to explore important questions that may improve our platform overall. To date, data from the JCAR014 trial have provided encouraging early insights on how to improve our efficacy and safety in patients with ALL, NHL, and CLL. The IND has cleared for and we plan to enroll patients through 2016 in a Phase Ib clinical trial combining JCAR014 with MedImmune’s investigational PD-L1 immune checkpoint inhibitor, durvalumab, for the treatment of adult r/r B cell NHL. We have also begun Phase I trials for five additional product candidates that target different cancer-associated proteins in hematological and solid organ cancers. We also expect to commence a Phase I trial through our collaborator MSK of a CD19/4-1BBL “armored” CAR in 2016 and a Phase I trial for one or both of CD19/CD40L and CD19/IL-12 “armored” CARs in 2016 or 2017.

We believe that the quality of our people will have a strong and positive impact on our ability to develop and capitalize on our technology. In that vein we have assembled a talented group of scientists, engineers, clinicians, directors, and other advisors who develop and consolidate technologies and intellectual property from some of the world’s leading research institutions, including FHCRC, MSK, SCRI, and the NCI. Our scientific founders and their institutions include world leaders in oncology, immunology, and cell therapy, and they actively contribute towards developing our product candidates and technologies. Collectively, these stakeholders share our commitment to bringing our product candidates to market and our vision of revolutionizing medicine through developing a broadly applicable cell-based platform. We have also entered into a number of strategic collaborations with commercial companies that we believe will help us manufacture and commercialize our product candidates around the world or develop additional or improved product candidates, including Celgene, Editas, Fate Therapeutics, and MedImmune.

We are devoting significant resources to optimizing process development and manufacturing. We believe that these efforts will lead to better product characterization, a more efficient production cycle, and greater flexibility in implementing enhancements to product candidates. In turn, these improvements may lead to a lower cost of manufacturing, streamlined regulatory reviews, greater convenience for patients and physicians, and better patient outcomes. We have used CMOs to provide speed, flexibility and limit upfront capital investment in manufacturing, and successfully brought a CMO on-line to manufacture JCAR015. We have also established a Juno-run manufacturing facility in Bothell, Washington. We plan to manufacture clinical trial material from this facility beginning in the first quarter of 2016, and commercial products, subject to the required regulatory approvals, beginning in 2017, with the goal of improving long-term margins and enabling more rapid implementation of innovative changes.

In June 2015 we entered into a ten-year, global collaboration agreement with Celgene Corporation for the development and commercialization of immunotherapies. In connection with this collaboration agreement, Celgene paid us a $150 million upfront payment, and under a Share Purchase Agreement, we sold Celgene 9,137,672 shares of our common stock for an aggregate cash price of approximately $850 million, or $93.00 per share.

We completed three business acquisitions in 2015 and early 2016 to augment our research and development capabilities and to improve our supply chain and long-term cost of goods.

In May 2015, we acquired Stage, a company focused on developing technology platforms, including novel reagents and automation technologies, that enable the development and production of cell therapeutics. The acquisition of Stage is intended to provide us access to transformative cell selection and activation capabilities, next generation manufacturing automation technologies, enhanced control of our supply chain, and lower expected long-term cost of goods.

In June 2015, we acquired X-Body, a company focused on the discovery of human monoclonal antibodies and discovery of TCR binding domains. The X-Body acquisition is intended to augment our capabilities to create best-in-class engineered T cells against a broad array of cancer targets.

In January 2016, we acquired AbVitro, a company with a leading next-generation single cell sequencing platform. The AbVitro acquisition is intended to augment our capabilities to create best-in-class engineered T cells against a broad array of cancer targets. We and Celgene have agreed in principle to enter into an agreement to license Celgene a subset of the acquired technology and to grant Celgene options to certain related potential product rights emanating from the acquired technology.

As of December 31, 2015, we generated revenue of $5.1 million from the Celgene Collaboration Agreement. In addition, we generated revenue of $12.3 million in 2015 from an upfront license payment in connection with the Penn/Novartis Sublicense Agreement entered into in April 2015. In the future, we may generate revenue from product sales, collaboration agreements, strategic alliances and licensing arrangements, or a combination of these. We expect that any revenue we generate will fluctuate from quarter to quarter and year to year as a result of the timing and amount of license fees, milestones, reimbursement of costs incurred and other payments and product sales, to the extent any are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval of them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

We have agreed to make success payments to each of FHCRC and MSK pursuant to the terms of our collaboration agreements with each of those entities. In December 2015, success payment obligations to FHCRC were triggered in the amount of $75.0 million less indirect cost offsets of $3.3 million and to MSK of $10.0 million less indirect cost offsets that will be determined at the time of payment in March 2016. We elected to make the payment to FHCRC in shares of our common stock, and thereby issued 1,601,085 shares of our common stock to FHCRC in December 2015. The success payment obligation to MSK is required to be paid, in cash or shares of our common stock at our election, on March 18, 2016. For additional information regarding these success payments, see the section captioned “Licenses and Third-Party Collaborations” in Part I—Item 1—“Business” located elsewhere in this report.

As of December 31, 2015, we had cash, cash equivalents, and marketable securities of $1.2 billion compared with $474 million as of December 31, 2014. Cash provided by operations for the year ended December 31, 2015 was $7.3 million and includes a $150.2 million upfront payment from the Celgene Collaboration Agreement, offset by $30.8 million in costs to acquire technology in the Editas and Fate Therapeutics collaborations, and cash used to grow our business, including the hiring of key talent. Included in net cash used in investing activities in 2015 is $77.7 million of net cash used to acquire Stage and X-Body and $7.2 million used to acquire the investment in Fate Therapeutics. Cash provided by financing activities in 2015 includes $849.8 million from Celgene for the purchase of 9,137,672 shares of our common stock.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We analyze agreements with more than one element, or deliverable, based on the guidance in Accounting Standards Codification (“ASC 605-25”). We identify the deliverables within the agreement and evaluate which deliverables represent separate units of accounting. Analyzing the agreement to identify deliverables requires the use of judgment. A deliverable is considered a separate unit of accounting when the deliverable has value to the collaborator or licensee on a standalone basis based on the consideration of the relevant facts and circumstances for each agreement. In assessing whether an item has standalone value, we consider factors such as the research, manufacturing, and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, we consider whether the other deliverable(s) can be used for their intended purpose without the receipt of the remaining element(s), whether the value of the deliverable is dependent on the undelivered item(s) and whether there are other vendors that can provide the undelivered element(s).

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. We evaluate goodwill for impairment annually during the fourth quarter and upon the occurrence of triggering events or substantive changes in circumstances that could indicate a potential impairment by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that the fair value of net asset are below their carrying amounts. There was no impairment of goodwill recognized for the year ended December 31, 2015.

Intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date (which is regarded as their cost). Intangible assets related to in-process research and development (“IPR&D”) are treated as indefinite-lived intangible assets and not amortized until they become definite lived assets upon certain regulatory approval in specified markets in the case of X-Body, and in the case of Stage, when the acquired reagents or automation technology is accepted by the FDA as part of an IND, subject to management judgment. At that time, we will determine the useful life of the asset, reclassify the asset out of IPR&D and begin amortization. Intangible assets are reviewed for impairment at least annually or if indicators of potential impairment exist. There were no impairments of intangible assets recognized for the year ended December 31, 2015.

Build-to-Suit Lease Accounting

In February 2015, we entered into a lease for a manufacturing facility, which commenced in March 2015. We were responsible for the leasehold improvements required to remodel the facility and we bore the majority of the construction risk. ASC 840-40, Leases – Sale-Leaseback Transactions (Subsection 05-5), required us to be considered the owner of the building solely for accounting purposes, even though we were not the legal owner. As a result, we recorded an asset and build-to-suit lease obligation on our balance sheet as of December 31, 2015 equal to the fair value of the building at the inception of the lease.

Construction was completed in the first quarter of 2016 and we considered the requirements for sale-leaseback accounting treatment, including evaluating whether all risks of ownership have transferred back to the landlord, as evidenced by a lack of continuing involvement in the leased property. We determined that the arrangement does not qualify for sale-leaseback accounting treatment, and the building asset will remain on our balance sheet at its historical cost, and such asset will be depreciated over its estimated useful life. We bifurcate our lease payments into a portion allocated to the building and a portion allocated to the parcel of land on which the building has been built. The portion of the lease payments allocated to the land is treated for accounting purposes as operating lease payments, and therefore is recorded as rent expense in the statements of operations. The portion of the lease payments allocated to the building is further bifurcated into a portion allocated to interest expense and a portion allocated to reduce the build-to-suit lease obligation.

The interest rate used for the build-to-suit lease obligation represents our estimated incremental borrowing rate, adjusted to reduce any built in loss.

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development services. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time. This process involves reviewing open contracts and purchase orders and communicating with our applicable internal personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. In addition, we periodically confirm the accuracy of our estimates with selected service providers and make adjustments, if necessary.

Examples of estimated research and development expenses that we accrue include:

•	clinical trial costs;

•	external research and development expenses incurred under arrangements with third parties, such as CROs, CMOs, academic and non-profit institutions and consultants; and

•	costs incurred in connection with preclinical development activities.

We base our expense accruals related to clinical trials on patient enrollment and our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions that conduct and manage clinical trials on our behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on several factors, such as the successful enrollment of patients and the manufacturing of the associated product candidates, and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. For service contracts entered into that include a nonrefundable prepayment for service the upfront payment is deferred and recognized in the statement of operations as the services are rendered.

To date, we have not experienced significant changes in our estimates of accrued research and development expenses after a reporting period. However, due to the nature of estimates, we cannot assure you that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical trials and other research activities.

Stock-Based Compensation

Under the Financial Accounting Standards Board’s (“FASB”) ASC 718, Compensation—Stock Compensation, we measure and recognize compensation expense for restricted stock, restricted stock units (“RSUs”), and stock options granted to our employees and directors based on the fair value of the awards on the date of grant. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model that requires management to apply judgment and make estimates, including:

•	the expected term of the stock option award, which we calculate using the simplified method, as permitted by the SEC Staff Accounting Bulletin No. 110, Share-Based Payment, as we have insufficient historical information regarding our stock options to provide a basis for an estimate;

•	the expected volatility of our underlying common stock, which we estimate based on the historical volatility of a representative group of publicly traded biopharmaceutical companies with similar characteristics to us, and our own historical and implied future volatility;

•	the risk-free interest rate, which we based on the yield curve of U.S. Treasury securities with periods commensurate with the expected term of the options being valued;

•	the expected dividend yield, which we estimate to be zero based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends; and

•	the fair value of our common stock on the date of grant.

Stock-based compensation expense for restricted stock, RSUs, and stock options is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. We are required to estimate a forfeiture rate to calculate the stock-based compensation expense for our awards. Our forfeiture rate is based on an analysis of our actual forfeitures since the adoption of our equity award plan. Since inception our estimated forfeiture rate has been de minimis. We routinely evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover, and expectations of future option exercise behavior.

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

We periodically grant stock-based awards to certain service providers who are not employees, scientific founders, or directors. We account for these stock-based awards to non-employees in accordance with FASB ASC 505-50, Equity-Based Payments to Non-Employees, which requires the fair value of such awards to be re measured at each reporting period until services required under the arrangement are completed, which is the vesting date. We have made a few stock-based awards to consultants that are accounted for in this manner, but the most significant such award is a 2013 restricted stock award made to a former co-founding director who became a consultant upon his departure from the board of directors in 2014.

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

We recorded stock-based compensation expense of $31.9 million, $6.5 million and $0.1 million for the years ended December 31, 2015 and 2014 and for the period from August 5, 2013 to December 31, 2013, respectively. As of December 31, 2015, there was $107.2 million of unrecognized stock-based compensation expense, of which $20.3 million is related to restricted stock grants and RSUs and $86.9 million is related to stock options. We expect to recognize these costs over a remaining weighted average period of 2.39 and 3.06 years, respectively. In future periods, we expect stock-based compensation expense related to employees, scientific founders, and director grants to increase, due in part to our existing unrecognized stock-based compensation expense, and as we grant additional stock-based awards to continue to attract and retain our employees and directors. We expect stock-based compensation expense related to grants to non-employee service providers to fluctuate, sometimes significantly, based on the fair value of our common stock at each reporting period. We expect the most significant such fluctuation through the third quarter of 2017 will be related to the grant to the former co-founding director who became a consultant upon his departure from the board of directors in 2014, due to the size of such grant, which was made at the founding of the company in 2013.

Success Payments

Fred Hutchinson Cancer Research Center

Under the terms of our collaboration agreement with FHCRC, we granted FHCRC the right to receive certain share-based success payments, payable in cash or publicly-traded equity at our discretion. These success payments are based on increases in the estimated fair value of our common stock, with such payments determined upon, and payable following, certain events (valuation measurement dates) during the term of the success payment agreement, in each case as described in more detail in the section captioned “Licenses and Third-Party Collaborations” in Part I—Item 1—“Business” of this report. The amount of a success payment is determined based on whether the value of our common stock meets or exceeds certain specified threshold values ascending from $20.00 per share to $160.00 per share, in each case subject to adjustment for any stock dividend, stock split, combination of shares, or other similar events. Each threshold is associated with a success payment, ascending from $10 million at $20.00 per share to $375 million at $160.00 per share, payable if such threshold is reached. Any previous success payments made to FHCRC are credited against the success payment owed as of any valuation measurement date, so that FHCRC does not receive multiple success payments in connection with the same threshold. The success payments to FHCRC are not to exceed, in aggregate, $375 million, which would only be owed when the value of the common stock reaches $160.00 per share. In June 2014, we entered into an agreement with FHCRC in which certain indirect costs related to the collaboration projects conducted by FHCRC are creditable against any success payments, and we amended this agreement in December 2015. See Note 4 to our audited consolidated financial statements included in this report for a summary of the value of success payments required to be made at different price levels.

The success payment liability is initially accounted for under ASC 505-50, Equity-Based Payments to Non-Employees. The success payment liability is estimated at fair value at inception and at each subsequent balance sheet date and the expense is amortized using the accelerated attribution method over the term of the related collaboration agreement, which is initially six years. The success payment expense is classified as research and development because it is directly associated with our collaboration agreement with FHCRC. To determine the estimated fair value of the success payments we use a Monte Carlo simulation methodology which models the future movement of stock prices based on several key parameters combined with empirical knowledge of the process governing the behavior of the stock price. The following variables were incorporated in the calculation of the estimated fair value of the success payment liability as of December 31, 2015: estimated term of the success payments, stock price, expected volatility, risk-free interest rate, estimated number and timing of valuation measurement dates, and estimated indirect costs related to the collaboration projects conducted by FHCRC that are creditable against the success payments. Once the service period ends, which we expect will occur in 2019, the success payment liability will be accounted for under ASC 815, Derivatives and Hedging.

In December 2015, success payments to FHCRC were triggered in the aggregate amount of $75.0 million, less indirect cost offsets of $3.3 million. We elected to make the payment in shares of our common stock, and thereby issued 1,601,085 shares of our common stock to FHCRC in December 2015.

The estimated fair value of the total success payment obligation to FHCRC after giving effect to the success payments achieved in December 2015 was approximately $67.3 million as of December 31, 2015. With respect to the FHCRC success payment obligations, we recognized research and development expense of $44.3 million and $61.2 million in the years ended December 31, 2015 and 2014, respectively. The expense recorded in both periods represents the change in the estimated FHCRC success payment liability during such periods, twelve months of accrued expense, and the success payments achieved in 2015. The FHCRC success payment liabilities on the consolidated balance sheets as of December 31, 2015 and 2014 were $33.8 million and $61.2 million, respectively.

The assumptions used to calculate the fair value of the success payments are subject to a significant amount of judgment including the expected volatility, estimated term, and estimated number and timing of valuation measurement dates. A small change in the assumptions may have a relatively large change in the estimated valuation and associated liability and expense. For example, keeping all other variables constant, a hypothetical 10% increase in the stock price at December 31, 2015 from $43.97 per share to $48.37 per share would have increased the expense recorded in 2015 associated with the success payment liability by $4.9 million. A hypothetical 10% decrease in the stock price from $43.97 per share to $39.57 per share would have decreased the expense recorded in 2015 associated with the success payment liability by $4.8 million. Further, keeping all other variables constant, a hypothetical 35% increase in the stock price at December 31, 2015 from $43.97 per share to $59.36 per share would have increased the expense recorded in 2015 associated with the success payment liability by $17.5 million. A hypothetical 35% decrease in the stock price from $43.97 per share to $28.58 per share would have decreased the expense recorded in 2015 associated with the success payment liability by $16.0 million.

Memorial Sloan Kettering Cancer Center

Under the terms of our collaboration agreement with MSK we granted MSK the right to receive certain share-based success payments, payable in cash or publicly-traded equity at our discretion. These success payments are based on increases in the per share fair market value of our common stock, with such payments determined upon, and payable following, certain events (valuation measurement dates) during the term of the success payment agreement, in each case as described in more detail in the section captioned “Licenses and Third-Party Collaborations” in Part I—Item 1—“Business” of this report. The amount of a success payment is determined based on whether the value of our common stock meets or exceeds certain specified threshold values ascending from $40.00 per share to $120.00 per share, in each case subject to adjustment for any stock dividend, stock split, combination of shares, or other similar events. Each threshold is associated with a success payment, ascending from $10 million at $40.00 per share to $150 million at $120.00 per share, payable if such threshold is reached. Any previous success payments made to MSK are credited against the success payment owed as of any valuation measurement date, so that MSK does not receive multiple success payments in connection with the same threshold. The success payments paid to MSK will not exceed, in aggregate, $150 million, which would only be owed when the value of the common stock reaches $120.00 per share. In October 2015, we entered into an agreement with MSK in which certain indirect costs related to certain clinical studies and research projects conducted by MSK are creditable against any success payments, and we amended this agreement in December 2015. See Note 4 to our audited consolidated financial statements included in this report for a summary of the value of success payments required to be made at different price levels.

The success payment liability is initially accounted for under ASC 505-50, Equity-Based Payments to Non-Employees. The success payment liability is estimated at fair value at inception and at each subsequent balance sheet date and the expense is amortized using the accelerated attribution method over the term of the related collaboration agreement, which is initially five years. The success payment expense is classified as research and development because it is directly associated with our collaboration agreement with MSK. To determine the estimated fair value of the success payments we use a Monte Carlo simulation methodology which models the future movement of stock prices based on several key parameters combined with empirical knowledge of the process governing the behavior of the stock price. The following variables were incorporated in the calculation of the estimated fair value of the success payment liability as of December 31, 2015: estimated term of the success payments, stock price, expected volatility, risk-free interest rate, estimated number and timing of valuation measurement dates, and estimated indirect costs related to certain clinical studies conducted by MSK that are creditable against the success payments. Once the service period ends, which we expect will occur in 2018, the success payment liability will be accounted for under ASC 815, Derivatives and Hedging.

In December 2015, a success payments to MSK was triggered in the amount of $10.0 million, less indirect cost offsets that will be determined at the time of payment in March 2016. The success payment obligation to MSK is required to be paid, in cash or shares of our common stock at our election, on March 18, 2016.

As of December 31, 2015 and 2014, the estimated fair value of the total success payment obligation to MSK after giving effect to the success payment achieved in December 2015, was approximately $48.9 million and $56.8 million, respectively. With respect to the MSK success payment obligations, we recognized research and development expense of $7.3 million and $23.7 million in the years ended December 31, 2015 and 2014, respectively. The expense recorded in both periods represents the change in the estimated MSK success payment liability during such periods, twelve months of accrued expense, and the success payment achieved in 2015. The MSK success payment liabilities on the consolidated balance sheets as of December 31, 2015 and 2014 were $31.0 million and $23.7 million, respectively.

The assumptions used to estimate the fair value of the success payment liability are subject to a significant amount of judgment including the expected volatility of our common stock, estimated term, and estimated number and timing of valuation measurement dates. A small change in our stock price or other assumptions may have a relatively large change in the estimated fair value of the success payment liability and associated expense. For example, keeping all other variables constant, a hypothetical 10% increase in our stock price at December 31, 2015 from $43.97 per share to $48.37 per share, would have increased the expense recorded in 2015 associated with the success payment liability by $2.8 million. A hypothetical 10% decrease in our stock price from $43.97 per share to $39.57 per share would have decreased the expense recorded in 2015 associated with the success payment liability by $2.8 million. Further, keeping all other variables constant, a hypothetical 35% increase in our stock price at December 31, 2015 from $43.97 per share to $59.36 per share would have increased the expense recorded in 2015 associated with the success payment liability by $9.8 million. A hypothetical 35% decrease in our stock price from $43.97 per share to $28.58 per share would have decreased the expense recorded in 2015 associated with the success payment liability to zero resulting in a gain of $2.4 million.

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

Components of Operating Results

Revenue

Our revenues have been primarily derived from collaboration and license agreements.

Ongoing collaboration revenue is generated from our collaboration with Celgene. The terms of this arrangement contain multiple deliverables, which include (1) access to certain of our technology through a non-exclusive, worldwide, royalty-free right and license to conduct certain activities under the collaboration and (2) participation on various collaboration committees. We recognize revenue from upfront payments ratably over the term of our estimated period of performance under the arrangement. In addition to receiving upfront payments, we may also be entitled to option exercise fees.

We expect that any revenue we generate will fluctuate from period to period as a result of the timing and amount of opt-in payments and other payments from our collaboration and license agreements.

Research and Development Expenses

Research and development expenses represent costs incurred by us for the discovery, development, and manufacture of our product candidates and include costs to acquire technology complimentary to our own, external research and development expenses incurred under arrangements with third parties, such as contract research organizations, CMOs, academic and non- profit institutions and consultants, salaries and personnel-related costs, including non-cash stock-based compensation, the estimated fair value of the liability attributable to the elapsed service period as of the balance sheet date associated with our success payments to FHCRC and MSK, changes in the estimated fair value of our contingent consideration liabilities, and other expenses, which include direct and allocated expenses for laboratory, facilities, and other costs.

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

Our research and development expenses by project were as follows for the years ended December 31, 2015 and 2014 and for the period from August 5, 2013 to December 31, 2013 (in thousands):

	Year Ended December 31,		Period from August 5, 2013 to December 31, 2013
	2015	2014
Project-specific external costs:
JCAR015	$11,271	$4,237	$7,706
JCAR014	5,343	4,364	3,857
JCAR017	4,485	225	—
Platform development	6,088	3,310	—
CD19 general	1,799	1,131	—
Early development	12,955	5,546	—
Success payment expense related to FHCRC collaboration agreement	44,262	61,362
Success payment expense related to MSK collaboration agreement	7,296	23,702
Upfront costs to acquire technology	30,810	84,087	33,400
Unallocated internal and external research and development costs (1)	80,851	16,547	1,282

Total research and development expenses	$205,160	$204,511	$46,245

(1)	Unallocated internal and external research and development costs include salaries and personnel-related costs, including non-cash stock-based compensation, for our personnel in research, clinical development, process development and manufacturing, regulatory and other research and development functions, allocated facilities and other overhead costs, lab supplies and other research and development costs not specific to a project.

Research and development activities account for a significant portion of our operating expenses. Excluding amounts attributable to changes in the estimated fair value of the success payment and contingent consideration liabilities and upfront fees to acquire technology, we expect our research and development expenses to increase over the next several years as we implement our business strategy which includes conducting existing and new clinical trials, manufacturing clinical trial and preclinical study materials, expanding our research and development and process development efforts, seeking regulatory approvals for our product candidates that successfully complete clinical trials, and costs associated with hiring additional personnel to support our research and development efforts. Research and development expense related to our success payments is unpredictable and may vary significantly from quarter to quarter and year to year due to changes in our stock price or other assumptions used in the calculation. A significant decline in the estimated value of the success payment liability may result in a gain and possibly net income during the period. Amounts associated with the change in the estimated fair value of the contingent consideration liabilities also may vary significantly from quarter to quarter and year to year due to changes in our assumptions used in the calculation. In addition, we expect to incur research and development expense for acquisition of technology in the future, but the timing and amount of those expenses cannot be estimated with reliability and may also fluctuate from quarter to quarter and year to year.

General and Administrative Expenses

General and administrative expenses consist of salaries and personnel-related costs, including non-cash stock-based compensation, for our personnel in executive, legal, finance and accounting, and other administrative functions, legal costs other than litigation costs associated with the Penn litigation, transaction costs associated with acquisitions and collaboration and licensing agreements, as well as fees paid for accounting and tax services, consulting fees and facility costs not otherwise included in research and development expenses. Legal costs include general corporate legal fees and patent costs, and legal expense associated with inter partes review proceedings at the USPTO.

We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities, potential commercialization of our product candidates, future business development opportunities, and the increased costs of operating as a public company. These increases will likely include costs related to outside consultants, attorneys, and accountants, among other expenses.

Litigation Expense

Litigation expense includes legal expense we have directly incurred with respect to the Penn litigation, as well as expenses we were required to reimburse to St. Jude with respect to such litigation. In April 2015 the Penn litigation was settled, in connection with which Novartis paid us an initial license fee of $12.3 million. Under a separate agreement with St. Jude, we incurred litigation expense of $5.3 million associated with the reimbursement of litigation expenses to St. Jude. See Note 4, Collaboration and License Agreements, in the notes to the consolidated financial statements included elsewhere in this report.

Results of Operations

Comparison of the years ended December 31, 2015 and 2014

The following table summarizes our results of operations for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014
Revenue	$18,215	$—
Operating expenses:
Research and development	205,160	204,511
General and administrative	51,130	19,529
Litigation	6,025	8,718

Total operating expenses	262,315	232,758

Loss from operations	(244,100)	(232,758)
Interest income, net	1,730	69
Other income (expenses), net	234	(10,718)

Loss before income taxes	(242,136)	(243,407)
Benefit for income taxes	2,760	—

Net loss	$(239,376)	$(243,407)

Net loss attributable to common stockholders:
Net loss	(239,376)	(243,407)
Deemed dividends upon issuance of convertible preferred stock, non-cash	—	(67,464)

Net loss attributable to common stockholders	$(239,376)	$(310,871)

Revenue

Revenue was $18.2 million in the year ended December 31, 2015, which includes $5.1 million in revenue related to the Celgene collaboration. Also included in revenue in the year ended December 31, 2015 is $12.3 million received in connection with the Novartis sublicense agreement.

Operating Expenses

Research and Development Expenses. Research and development expenses were $205.2 million for the year ended December 31, 2015, compared to $204.5 million for the year ended December 31, 2014. Excluding expense related to our success payment liability, research and development expenses were $153.6 million and $119.6 million for the years ended December 31, 2015 and 2014, respectively. The increase of $34.0 million was primarily due to an increase of $71.9 million in expenses attributable to efforts to expand the company’s overall research and development capabilities and advance programs at our founding institutions, which expenses include personnel costs, manufacturing costs in support of our clinical trials, lab supplies, clinical and research costs under our collaboration agreements and in support of our company-sponsored clinical trials, costs incurred by our German subsidiary, consulting, and facilities and allocated overhead costs and an increase of $14.2 million in non-cash stock-based compensation, of which $4.6 million is related to a former co-founding director who became a consultant upon his departure from the board of directors. These increases were partially offset by lower costs to acquire technology of $51.0 million. In 2015 we incurred upfront fees of $30.8 million in connection with technology acquired from the Editas and Fate Therapeutics transactions, and in 2014 we incurred a non-cash upfront fee of $64.1 million and a cash upfront fee of $20.0 million to acquire technology related to JCAR018.

Expense related to our success payment liability for the years ended December 31, 2015 and 2014 was $51.6 million and $84.9 million, respectively. The decline was primarily due to a decrease in our stock price at December 31, 2015 compared to December 31, 2014.

General and Administrative Expenses. General and administrative expenses were $51.1 million for the year ended December 31, 2015, compared to $19.5 million for the year ended December 31, 2014. The increase of $31.6 million was primarily due to an increase of $11.3 million in non-cash stock-based compensation expense, expenses related to the Celgene, Stage, X-Body, and other business development transactions of $9.7 million, increased costs of $4.9 million incurred to support the business including patent and corporate legal fees, a $3.6 million increase in personnel expenses primarily related to increased headcount, and an increase of $2.1 million associated with expenses incurred related to being a public company.

Litigation Expense. Litigation expense was $6.0 million for the year ended December 31, 2015, compared to $8.7 million for the year ended December 31, 2014. Litigation costs in both periods consisted of costs we incurred directly in connection with the Penn litigation and costs we were required to reimburse to St. Jude in connection with such litigation. In April 2015 the Penn litigation was settled. See Note 4, Collaboration and License Agreements, to the consolidated financial statements included elsewhere in this report.

Interest Income, Net. Interest income, net for the year ended December 31, 2015 was $1.7 million compared to $0.1 million for the year ended December 31, 2014. The increase of $1.6 million was due to our increased marketable securities balance and the associated interest earned, that was offset by interest expense associated with the accounting for the build-to-suit lease of our manufacturing facility.

Other Income (Expense). Other income was $0.2 million for the year ended December 31, 2015 and consisted of the gain on our original investment in Stage recorded in connection with the acquisition of Stage in May 2015. Other expense was $10.7 million for the year ended December 31, 2014 and consisted of changes in the fair value of our Series A and Series A-2 convertible preferred stock option, which were exercised during 2014.

Benefit for Income Taxes. The benefit for income taxes was $2.8 million for the year ended December 31, 2015 compared to zero for the year ended December 31, 2014. Of the $2.8 million income tax benefit recognized for the year ended December 31, 2015, $1.7 million relates to our Germany subsidiary’s net loss incurred in the period from May 11, 2015 to December 31, 2015. The remaining $1.1 million of income tax benefit relates to the release of valuation allowance on the U.S. deferred tax assets as a result of the acquisition of X-Body.

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

Comparison of the year ended December 31, 2014 to the period from August 5, 2013 to December 31, 2013

The following table summarizes our results of operations for the year ended December 31, 2014 and the period from August 5, 2013 to December 31, 2013 (in thousands):

	Year Ended December 31, 2014	Period From August 5, 2013 to December 31, 2013
Revenue	$—	$—
Operating expenses:
Research and development	204,511	46,245
General and administrative	19,529	4,238
Litigation	8,718	1,195

Total operating expenses	232,758	51,678

Loss from operations	(232,758)	(51,678)
Interest income, net	69	—
Other (expense)	(10,718)	(142)

Net loss	$(243,407)	$(51,820)

Net loss attributable to common stockholders:
Net loss	(243,407)	(51,820)
Deemed dividends upon issuance of convertible preferred stock, non-cash	(67,464)	—

Net loss attributable to common stockholders	$(310,871)	$(51,820)

Operating Expenses

Research and Development Expenses. Research and development expenses in the year ended December 31, 2014 were $204.5 million consisting primarily of:

•	$84.9 million associated with the portion of the estimated success payment liability to FHCRC and MSK attributable to the elapsed service period;

•	$84.1 million in upfront fees to acquire technology related to JCAR018, a CD22-directed product candidate, $64.1 million of which was paid through the issuance of stock (calculated by multiplying the number of shares issued, or 1,602,564 shares, by the fair value of our common stock on the date of issuance of December 24, 2014), and $20 million was paid in cash;

•	$30.1 million of costs to expand the company’s overall research and development capabilities and advance programs at our founding institutions including clinical and research costs under our collaboration agreements, personnel costs, contract research, manufacturing costs in support of our clinical trials, initial fees under a development agreement with a third party, facilities and allocated overhead costs, consulting costs, and lab supplies; and

•	$2.9 million of non-cash stock-based compensation, of which $2.5 million is related to a former co-founding director who became a consultant upon his departure from the board of directors.

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

Litigation Expense. Litigation expense was $8.7 million for the year ended December 31, 2014, compared to $1.2 million for the period from August 5, 2013 to December 31, 2013. Litigation costs in both periods consisted of costs we incurred directly in connection with the Penn litigation and costs we were required to reimburse to St. Jude in connection with such litigation. In April 2015 the Penn litigation was settled. See Note 4, Collaboration and License Agreements, to the consolidated financial statements included elsewhere in this report.

Other Income (Expense). Other expense was $10.7 million for the year ended December 31, 2014 and consists of changes in the fair value of our Series A and Series A-2 convertible preferred stock options.

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

Liquidity and Capital Resources

Sources and Uses of Liquidity

As of December 31, 2015, we had $1.2 billion in cash, cash equivalents, and marketable securities. Prior to our entry into the Celgene collaboration, we raised an aggregate of approximately $618.0 million in gross proceeds, through our IPO and private placements of our convertible preferred stock which we have used to fund our operations. As a result of our entry into the collaboration with Celgene and our initial sale of stock to Celgene, we received $1.0 billion in cash from Celgene in August 2015. Celgene also has the right to purchase additional shares of our common stock, including annual “top-up” rights as described under “Licenses and Third-Party Collaborations” in Part I—Item 1—“Business” elsewhere in this report. If exercised, these purchases will provide us with additional funding for our operations. This funding decreases our need for additional near term funding, although we may still need to raise additional capital in the future. We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next 12 months.

We expect to continue to incur substantial additional losses in the future as we expand our research and development activities and build our commercial infrastructure. Until such time, if ever, as we can generate substantial product revenue, and if funding from Celgene is not sufficient for our operations, we may be required to finance our cash needs through a combination of equity or debt financings. We currently have no credit facility or committed sources of capital. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through the issuance of debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, or at all. If we raise additional funds through additional collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Cash Flows

The following table summarizes our cash flows for the periods set forth below (in thousands):

	Year Ended December 31,		Period from August 5, 2013 to December 31, 2013
	2015	2014
Net cash provided by (used in):
Operating activities	$7,325	$(82,545)	$(30,510)
Investing activities	(962,066)	(124,785)	(42)
Financing activities	851,238	527,332	66,518
Effect of exchange rate changes on cash and cash equivalents	(67)	—	—

Net (decrease) increae in cash and cash equivalents	$(103,570)	$320,002	$35,966

Operating Activities

The increase in cash provided by operating activities for the year ended December 31, 2015 of $89.9 million compared to the year ended December 31, 2014 was primarily due to cash received from Celgene in connection with the Celgene collaboration agreement of $150.2 million, offset by an increase in cash payments to expand our overall research and development capabilities and acquire technology.

Net cash used in operating activities for the years ended December 31, 2015 and 2014 included payments of $30.8 million and $26.9 million, respectively, to acquire technology. Net cash used in operating activities for the period from August 5, 2013 to December 31, 2013 included a $25.0 million payment to acquire technology.

Investing Activities

The increase in cash used in investing activities for the year ended December 31, 2015 of $837.3 million compared to the year ended December 31, 2014 was primarily due to the purchase of marketable securities of $730.6 million; cash paid, net of cash acquired, to acquire Stage and X-Body of $77.7 million; an investment in Fate Therapeutics of $7.2 million; and an increase in property and equipment purchases primarily related to the build out of our manufacturing facility and purchase of lab equipment of $25.2 million. The increase in cash used in investing activities for the year ended December 31, 2015 was offset by the investment in Stage of $3.5 million in 2014.

Financing Activities

The increase in net cash provided by financing activities in the year ended December 31, 2015 of $323.9 million compared to the year ended December 31, 2014 was primarily due to cash received in connection with the sale of 9,137,672 shares of our common stock to Celgene, resulting in proceeds of $849.8 million, and proceeds from the exercise of stock options, offset by net proceeds of $527.3 million in 2014 from our IPO and from the issuance of our convertible preferred stock.

Net cash provided by financing activities in the period from August 5, 2013 to December 31, 2013 of $66.5 million was the result of net proceeds from the issuance of our convertible preferred stock.

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements or any holdings in variable interest entities.

Contractual Obligations

Our contractual obligations as of December 31, 2015 were as follows:

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Operating lease obligations (1)	$83,613	$3,890	$26,536	$22,571	$30,616
Collaboration funding (2)	26,479	12,838	12,328	1,313	—

Total contractual obligations	$110,092	$16,728	$38,864	$23,884	$30,616

(1)	Represents future minimum lease payments under our operating leases as of December 31, 2015. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.
(2)	Represents non-cancellable fees due in connection with our collaboration agreements as of December 31, 2015.

Other than as disclosed in the table above, the payment obligations under our license and collaboration agreements as of December 31, 2015 are contingent upon future events such as our achievement of specified development, regulatory, and commercial milestones, or royalties on net product sales. See the section captioned “Licenses and Third-Party Collaborations” in Part I—Item 1—“Business” of this report for more information about these payment obligations. As described above under the caption “Critical Accounting Policies and Significant Judgments and Estimates—Success Payments,” we are also obligated to make up to $300.0 million in success payments to FHCRC and up to $140.0 million in success payments to MSK based on increases in the estimated fair value of our common stock. Both of these obligations are payable in cash or stock, at our election. In December 2015, success payment obligations to FHCRC were triggered in the amount of $75.0 million less indirect cost offsets of $3.3 million and to MSK of $10.0 million less indirect cost offsets that will be determined at the time of payment in March 2016. We elected to make the payment to FHCRC in shares of our common stock, and thereby issued 1,601,085 shares of our common stock to FHCRC in December 2015. The success payment obligation to MSK is required to be paid, in cash or shares of our common stock at our election, on March 18, 2016. As of December 31, 2015, we were unable to estimate the timing or likelihood of achieving the milestones or generating future product sales and therefore, any related payments are not included in the table above.

Recent Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), intended to improve how deferred taxes are classified on organizations’ balance sheets. The new guidance eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Under the new guidance, companies are required to classify all deferred tax assets and liabilities as noncurrent. ASU No. 2015-17 is effective for periods beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. We early adopted this standard for the year ended December 31, 2015. The adoption of this standard did not have a material impact on our financial position, results of operation or related financial statement disclosures.

In 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current GAAP guidance on this topic and establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption permitted beginning January 1, 2017. We are evaluating the method we will use to adopt the new standard and the impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate sensitivities and the volatility of our stock price.

Interest Rate Sensitivity

As of December 31, 2015, we had $963.9 million in marketable securities, largely composed of investment grade short- to intermediate-term fixed income securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality.

Our marketable securities are subject to interest rate risk and could fall in value if market interest rates increase. The magnitude of this risk has increased over 2015 due to the increase in our marketable securities balance following our receipt of $1.0 billion in funding from Celgene in August 2015. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Stock Price Sensitivity

We agreed to make success payments to FHCRC and MSK based on increases in the per share fair market value of our common stock during the term of the agreements payable in cash or publicly-traded equity at our discretion.

As of December 31, 2015, the estimated fair value of the success payment obligations was approximately $116.2 million. The Company recognized research and development expense of $51.6 million in the year ended December 31, 2015, with respect to the success payment obligations. The success payment liabilities on the consolidated balance sheet as of December 31, 2015 were $64.8 million.

The assumptions used to calculate the fair value of the success payments are subject to a significant amount of judgment including the expected volatility, estimated term, and estimated number and timing of valuation measurement dates. A small change in the assumptions may have a relatively large change in the estimated valuation and associated liability and expense. For example, keeping all other variables constant, a hypothetical 10% increase in the stock price at December 31, 2015 from $43.97 per share to $48.37 per share would have increased the expense recorded in 2015 associated with the success payment liability by $7.7 million. A hypothetical 10% decrease in the stock price from $43.97 per share to $39.57 per share would have decreased the expense recorded in 2015 associated with the success payment liability by $7.6 million. Further, keeping all other variables constant, a hypothetical 35% increase in the stock price at December 31, 2015 from $43.97 per share to $59.36 per share would have increased the expense recorded in 2015 associated with the success payment liability by $27.3 million. A hypothetical 35% decrease in the stock price from $43.97 per share to $28.58 per share would have decreased the expense recorded in 2015 associated with the success payment liability by $25.7 million.

Foreign Currency Sensitivity

The majority of our transactions occur in U.S. dollars. However, we do have certain transactions and future potential milestones, including potential contingent consideration payments pursuant to the terms of our Stage acquisition, that are denominated in currencies other than the U.S. dollar, primarily the Euro, and we therefore are subject to foreign exchange risk. Additionally, our subsidiary Juno Therapeutics GmbH, which we acquired in May 2015, operates with the Euro as its functional currency. The fluctuation in the value of the U.S. dollar against the Euro affects the reported amounts of revenues, expenses, assets and liabilities. As we expand our international operations, our exposure to exchange rate fluctuations will increase. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Index to Consolidated Financial Statements

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

JUNO THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Juno Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of Juno Therapeutics, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years ended December 31, 2015 and 2014 and the period from August 5, 2013 to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Juno Therapeutics, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years ended December 31, 2015 and 2014 and the period from August 5, 2013 to December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Juno Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle Washington

February 29, 2016

Juno Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$252,398	$355,968
Marketable securities	691,013	79,672
Prepaid expenses and other current assets	8,428	3,595

Total current assets	951,839	439,235
Property and equipment, net	42,086	4,018
Long-term marketable securities	272,888	38,411
Goodwill	122,092	—
Intangible assets	50,177	—
Other assets	6,046	7,499

Total assets	$1,445,128	$489,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,248	$1,096
Accrued liabilities and other current liabilities	33,376	14,577
Success payment liabilities	64,829	84,920
Contingent consideration	1,905	—
Deferred revenue	15,370	—

Total current liabilities	119,728	100,593
Build-to-suit lease obligation, less current portion	9,294	—
Contingent consideration obligations, less current portion	35,361	—
Deferred revenue, less current portion	129,831	—
Deferred tax liabilities	8,946	—
Other long-term liabilities	435	38

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at December 31, 2015 and December 31, 2014; 0 shares issued and outstanding at December 31, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value, 495,000,000 shares authorized at December 31, 2015 and December 31, 2014; 97,247,058 and 82,073,647 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	10	8
Additional paid-in-capital	1,733,263	734,895
Accumulated other comprehensive loss	(6,083)	(90)
Accumulated deficit	(585,657)	(346,281)

Total stockholders’ equity	1,141,533	388,532

Total liabilities and stockholders’ equity	$1,445,128	$489,163

See accompanying notes.

Juno Therapeutics, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,		Period from August 5, 2013 to December 31, 2013
	2015	2014
Revenue	$18,215	$—	$—
Operating expenses:
Research and development	205,160	204,511	46,245
General and administrative	51,130	19,529	4,238
Litigation	6,025	8,718	1,195

Total operating expenses	262,315	232,758	51,678

Loss from operations	(244,100)	(232,758)	(51,678)
Interest income, net	1,730	69	—
Other income (expenses), net	234	(10,718)	(142)

Loss before income taxes	(242,136)	(243,407)	(51,820)
Benefit for income taxes	2,760	—	—

Net loss	$(239,376)	$(243,407)	$(51,820)

Net loss attributable to common stockholders:
Net loss	$(239,376)	$(243,407)	$(51,820)
Deemed dividend upon issuance of convertible preferred stock, non-cash	—	(67,464)	—

Net loss attributable to common stockholders	$(239,376)	$(310,871)	$(51,820)

Net loss per share attributable to common stockholders, basic and diluted	$(2.72)	$(36.82)	$(14.16)

Weighted average common shares outstanding, basic and diluted	88,145,424	8,442,947	3,658,687

See accompanying notes.

Juno Therapeutics, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,		Period from August 5, 2013 to December 31, 2013
	2015	2014
Net loss	$(239,376)	$(243,407)	$(51,820)
Other comprehensive loss:
Unrealized loss on marketable securities	(5,388)	(90)	—
Foreign currency translation	(605)	—	—

Total other comprehensive loss	(5,993)	(90)	—

Comprehensive loss	$(245,369)	$(243,497)	$(51,820)

See accompanying notes.

Juno Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,		Period from August 5, 2013 to December 31, 2013
	2015	2014
OPERATING ACTIVITIES
Net loss	$(239,376)	$(243,407)	$(51,820)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,041	395	2
Stock-based compensation	31,941	6,504	125
Non-cash expense in connection with equity issuance	—	64,086	10,235
Loss from remeasurement of fair value of convertible preferred stock options	—	10,718	142
Deferred income taxes	(1,660)	—	—
Deferred tax benefit recorded in connection with acquisition	(1,100)	—	—
Change in fair value of success payment liabilities	51,557	84,920	—
Change in fair value of contingent consideration obligation	78	—	—
Gain on initial investment in Stage	(227)	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(6,855)	(7,380)	(258)
Accounts payable, accrued liabilities and other liabilities	22,144	1,619	11,064
Deferred revenue	144,782	—	—

Net cash provided by (used in) operating activities	7,325	(82,545)	(30,510)
INVESTING ACTIVITIES
Purchases of marketable securities	(1,315,597)	(118,372)	—
Sales and maturities of marketable securities	459,381	—	—
Acquisitions, net of cash acquired	(77,666)	—	—
Purchase of cost-method investment	—	(3,455)	—
Purchase of property and equipment	(28,184)	(2,958)	(42)

Net cash used in investing activities	(962,066)	(124,785)	(42)
FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of (payments) of issuance costs	(1,683)	281,383	12
Proceeds from issuance of convertible preferred stock	—	245,949	66,506
Proceeds from issuance of common stock to strategic partner	849,804	—	—
Proceeds from exercise of stock options	3,366	—	—
Payments of build-to-suit lease obligation	(249)	—	—

Net cash provided by financing activities	851,238	527,332	66,518
Effect of exchange rate changes on cash and cash equivalents	(67)	—	—
Net (decrease) increase in cash and cash equivalents	(103,570)	320,002	35,966
Cash and cash equivalents at beginning of period	355,968	35,966	—

Cash and cash equivalents at end of period	$252,398	$355,968	$35,966

SUPPLEMENTAL CASH FLOW INFORMATION
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,900	$1,216	$—

Amounts capitalized under build-to-suit leases	$9,910	$—	$—

Issuance of common stock for acquisitions	$41,611	$—	$—

Issuance of common stock for success payments	$71,648	$—	$—

Fair value of convertible preferred stock option at issuance	$—	$(6,889)	$(3,971)

Deferred offering costs incurred but unpaid	$—	$1,683	$—

See accompanying notes.

Juno Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of August 5, 2013	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock	—	—	1,460,413	—	387	—	—	387
Issuance of Series A-1 convertible preferred stock as part of acquisition, non-cash	2,250,000	4,860	—	—	—	—	—	—
Issuance of Series A convertible preferred stock as part of acquisition, non-cash	263,747	1,055	—	—	—	—	—	—
Issuance of common stock as part of acquisition, non-cash	—	—	225,000	—	18	—	—	18
Issuance of Series A convertible preferred stock, net of $289 in issuance costs	16,666,917	66,668	—	—	(289)	—	—	(289)
Fair value of convertible preferred stock option at issuance	—	—	—	—	3,971	—	—	3,971
Issuance of common stock to strategic partners, non-cash	—	—	3,774,998	1	3,925	—	—	3,926
Stock-based compensation expense	—	—	918,859	—	125	—	—	125
Net loss	—	—	—	—	—	—	(51,820)	(51,820)

Balance as of December 31, 2013	19,180,664	72,583	6,379,270	1	8,137	—	(51,820)	(43,682)

Issuance of Series A-2 convertible preferred stock, net of $212 in issuance costs	23,484,072	93,936	—	—	(212)	—	—	(212)
Issuance of Series A convertible preferred stock	5,000,000	20,000	—	—	—	—	—	—
Issuance of Series B convertible preferred stock, net of $1,487 in issuance costs	12,244,661	133,712	—	—	(1,487)	—	—	(1,487)
Fair value of Series A-2 convertible preferred stock options at issuance	—	—	—	—	6,889	—	—	6,889
Deemed dividends on issuance of Series A-2 convertible preferred stock, non-cash	—	45,651	—	—	—	—	(45,651)	(45,651)
Deemed dividends on issuance of Series A convertible preferred stock, non-cash	—	21,813	—	—	(16,410)	—	(5,403)	(21,813)
Conversion of preferred stock into common stock	(59,909,397)	(387,695)	59,909,397	6	387,689	—	—	387,695
Issuance of stock in initial public offering, net of $24,533 in offering costs	—	—	12,676,354	1	279,699	—	—	279,700
Issuance of common stock to strategic partner, non-cash	—	—	1,602,564	—	64,086	—	—	64,086
Stock-based compensation expense	—	—	1,506,062		6,504	—	—	6,504
Other comprehensive loss, net	—	—	—	—	—	(90)	—	(90)
Net loss	—	—	—	—	—	—	(243,407)	(243,407)

Balance as of December 31, 2014	—	—	82,073,647	8	734,895	(90)	(346,281)	388,532

Issuance of common stock for acquisition, non-cash	—	—	852,713	—	41,611	—	—	41,611
Issuance of common stock to strategic partner	—	—	9,137,672	1	849,803	—	—	849,804
Issuance of common stock for success payments	—	—	1,601,085	—	71,648	—	—	71,648
Issuance of common stock in connection with the Company’s equity award programs	—	—	3,581,941	—	3,366	—	—	3,366
Stock-based compensation expense	—	—	—	1	31,940	—	—	31,941
Other comprehensive loss, net	—	—	—	—	—	(5,993)	—	(5,993)
Net loss	—	—	—	—	—	—	(239,376)	(239,376)

Balance as of December 31, 2015	—	$—	97,247,058	$10	$1,733,263	$(6,083)	$(585,657)	$1,141,533

See accompanying notes.

Juno Therapeutics, Inc.

Notes to Consolidated Financial Statements

1. Organization

Juno Therapeutics, Inc. (the “Company”) was incorporated in Delaware on August 5, 2013 as FC Therapeutics, Inc., and changed its name to Juno Therapeutics, Inc. on October 23, 2013. The Company is building a fully-integrated biopharmaceutical company focused on re-engaging the body’s immune system to revolutionize the treatment of cancer. Founded on the vision that the use of human cells as therapeutic entities will drive one of the next important phases in medicine, the Company is developing cell-based cancer immunotherapies based on its chimeric antigen receptor (“CAR”) and high-affinity T cell receptor (“TCR”) technologies to genetically engineer T cells to recognize and kill cancer cells.

In May 2015, the Company acquired all the remaining ownership interests in Stage Cell Therapeutics GmbH (“Stage”) not already held by it. See Note 3, Acquisitions. As a result of the acquisition, Stage has become a wholly owned subsidiary of the Company and the results of Stage have been consolidated with the Company’s results since the date of the acquisition. Stage has operations in Göttingen and Munich, Germany and its operations are focused on developing technology platforms, including novel reagents and automation technologies that enable the development and production of cell therapeutics. Stage has been renamed as Juno Therapeutics GmbH (“Juno GmbH”).

In June 2015, the Company acquired X-Body, Inc. (“X-Body”). See Note 3, Acquisitions. As a result of the acquisition, X-Body has become a wholly owned subsidiary of the Company and the results of X-Body have been consolidated with the Company’s results since the date of the acquisition. X-Body has operations in Waltham, Massachusetts and its operations are focused on the discovery of human monoclonal antibodies and discovery of TCR binding domains.

The Company is subject to a number of risks similar to other biopharmaceutical companies in the early stage, including, but not limited to, possible failure of preclinical testing or clinical trials, the need to obtain marketing approval for its product candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s products, protection of proprietary technology, and the need to obtain adequate additional funding. If the Company, or any commercialization partner for the Company’s product candidates, does not successfully commercialize any of the Company’s product candidates, the Company will not be able to generate product revenue or achieve profitability. As of December 31, 2015, the Company had an accumulated deficit of $585.7 million.

2. Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of Juno Therapeutics, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from such estimates.

The Company utilizes significant estimates and assumptions in determining the estimated success payment and contingent consideration liabilities and associated expense at each balance sheet date. A small change in the Company’s stock price may have a relatively large change in the estimated fair value of the success payment liability and associated expense. Changes in the probabilities and estimated timing of milestones used in the calculation of the contingent consideration liability may have a relatively large impact of the resulting liability and associated expense.

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

The Company periodically evaluates whether declines in fair values of its investments below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the investment until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any investment before recovery of its amortized cost basis. Factors considered include quoted market prices, recent financial results and operating trends, implied values from any recent transactions or offers of investee securities, credit quality of debt instrument issuers, other publicly available information that may affect the value of the investments, duration and severity of the decline in value, and our strategy and intentions for holding the investment.

Property and Equipment, Net

Property and equipment primarily consists of laboratory equipment, computer equipment and software, leasehold improvements and build-to-suit property. Property and equipment is stated at cost, and depreciated using the straight-line method over the estimated useful lives of the respective assets.

Laboratory equipment	5 years
Computer equipment and software	3 years
Leasehold improvements	Shorter of asset’s useful life or remaining term of lease

Build-to-Suit Lease Accounting

In February 2015, the Company entered into a lease for a manufacturing facility, which commenced in March 2015. The Company is responsible for the leasehold improvements required to remodel the facility and it bore the majority of the construction risk. Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 840-40, Leases—Sale-Leaseback Transactions (Subsection 05-5), required the Company to be considered the owner of the building solely for accounting purposes, even though it was not the legal owner. As a result, the Company recorded an asset and build-to-suit lease obligation on its balance sheet as of December 31, 2015 equal to the fair value of the building at the inception of the lease.

Construction was completed in the first quarter of 2016, and the Company considered the requirements for sale-leaseback accounting treatment, including evaluating whether all risks of ownership have transferred back to the landlord, as evidenced by a lack of continuing involvement in the leased property. The Company determined that the arrangement does not qualify for sale-leaseback accounting treatment and the building asset will remain on its balance sheet at its historical cost, and such asset will be depreciated over its estimated useful life. The Company bifurcates the lease payments into a portion allocated to the building and a portion allocated to the parcel of land on which the building has been built. The portion of the lease payments allocated to the land is treated for accounting purposes as operating lease payments, and therefore is recorded as rent expense in the statements of operations. The portion of the lease payments allocated to the building is further bifurcated into a portion allocated to interest expense and a portion allocated to reduce the build-to-suit lease obligation.

The interest rate used for the build-to-suit lease obligation represents the Company’s estimated incremental borrowing rate, adjusted to reduce any built in loss.

Other Assets

Prior to the acquisition of Stage in May 2015, the Company accounted for its minority interest investment in Stage using the cost method in accordance with ASC 325-20, Cost Method Investments, as the Company did not exercise significant influence. Under the cost method, an investment is carried at cost until it is sold or there is evidence that changes in the business environment or other facts and circumstances suggest it may be other than temporarily impaired. This investment totaled $3.5 million as of December 31, 2014 and was included in other assets on the consolidated balance sheets.

Impairment of Long-Lived Assets

The Company regularly reviews the carrying value and estimated lives of its long-lived assets, including property and equipment, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods as well as the strategic significance of the asset to the Company’s business objectives. Should an impairment exist, the impairment loss would be measured based on the excess of the asset’s carrying amount over its fair value. The Company has not recognized any impairment losses since inception on August 5, 2013.

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

Intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date (which is regarded as their cost). Intangible assets related to in-process research and development (“IPR&D”) are treated as indefinite-lived intangible assets and not amortized until they become definite lived assets upon certain regulatory approval in specified markets, typically either the U.S. or the EU in the case of X-Body, and in the case of Stage, when the acquired reagents or automation technology is accepted by the FDA as part of an Investigational New Drug (“IND”) filing, subject to management judgment. At that time, the Company will determine the useful life of the asset, reclassify the asset out of IPR&D and begin amortization. Intangible assets are reviewed for impairment at least annually or if indicators of potential impairment exist.

Contingent Consideration from Business Combinations

At and subsequent to the acquisition date of a business combination, contingent consideration obligations are remeasured to fair value at each balance sheet date with changes in fair value recognized in research and development expense in the consolidated statements of operations. Changes in fair values reflect changes to the Company’s assumptions regarding probabilities of successful achievement of related milestones, the timing in which the milestones are expected to be achieved, and the discount rate used to estimate the fair value of the obligation, as well as the foreign currency impact of the contingent consideration for the Stage acquisition as it is denominated in Euro.

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

Level 1—Quoted prices in active markets for identical assets or liabilities

Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3—Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability

The Company’s financial instruments, in addition to those presented in Note 6, Fair Value Measurements, include cash and cash equivalents, accounts payable, and accrued liabilities. The carrying amount of cash and cash equivalents, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these instruments.

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

The Company recorded these combined instruments as convertible preferred stock options as of the date of the initial closings of the Series A convertible preferred stock financing and Series A-2 convertible preferred stock financing. The options were revalued to fair value at each subsequent balance sheet date, with fair value changes recognized as increases or reductions to other income (expense), net in the consolidated statements of operations. The Company estimated the fair value of these instruments based on the Black-Scholes option pricing model. These options were exercised during 2014. For the year ended December 31, 2014, $10.7 million was recognized in other expense related to the changes in fair value of these options.

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

Success Payments

The Company granted rights to share-based success payments to the Fred Hutchinson Cancer Research Center (“FHCRC”) and the Memorial Sloan Kettering Cancer Center (“MSK”) pursuant to the terms of its collaboration agreements with each of those entities. Pursuant to the terms of these arrangements, the Company may be required to make success payments based on increases in the per share fair market value of the Company’s common stock, payable in cash or publicly-traded equity at the Company’s discretion. See Note 4, Collaboration and License Agreements. The success payments are accounted for under ASC 505-50, Equity-Based Payments to Non-Employees. Once the service period is complete, the instruments will be accounted for under ASC 815, Derivatives and Hedging, and continue to be marked to market with all changes in value recognized immediately in other income or expense.

Success payment liabilities are estimated at fair value at inception and at each subsequent balance sheet date and the expense is amortized using the accelerated attribution method over the remaining term (service period) of the related collaboration agreement or related possible payment due date (whichever is sooner). To determine the estimated fair value of the success payments the Company uses a Monte Carlo simulation methodology which models the future movement of stock prices based on several key variables. The following variables were incorporated in the estimated fair value of the success payment liability: estimated term of the success payments, fair value of common stock, expected volatility, risk-free interest rate, estimated number and timing of valuation measurement dates on the basis of which payments may be triggered, and certain estimated indirect costs creditable against the success payments are also included in the calculation. The computation of expected volatility was estimated using a combination of available information about the historical volatility of stocks of similar publicly-traded companies for a period matching the expected term assumption and its historical and projected volatility. In addition, prior to the Company becoming publicly traded there was one valuation measurement date on the basis of which payments may be triggered. There are several valuation measurement dates subsequent to the IPO on the basis of which payments may be triggered.

In December 2015, success payments to FHCRC were triggered in the aggregate amount of $75.0 million, less indirect cost offsets of $3.3 million. The Company elected to make the payment in shares of the Company’s common stock, and thereby issued 1,601,085 shares of common stock to FHCRC in December 2015. In December 2015, a success payment to MSK was triggered in the amount of $10.0 million, which is required to be paid, less indirect cost offsets that will be determined at the time of payment, in March 2016.

As of December 31, 2015 and 2014, the estimated fair value of the success payment obligation after giving effect to the success payments achieved by FHCRC and MSK was approximately $116.2 million and $195.9 million, respectively. The Company recognized research and development expense of $51.6 million and $84.9 million in the year ended December 31, 2015 and 2014, respectively, with respect to the success payment obligations. The success payment liabilities on the consolidated balance sheets as of December 31, 2015 and 2014 were $64.8 million and $84.9 million, respectively.

The assumptions used to calculate the fair value of the success payments are subject to a significant amount of judgment including the expected volatility, estimated term, and estimated number and timing of valuation measurement dates. A small change in the assumptions may have a relatively large change in the estimated valuation and associated liability and expense. For example, keeping all other variables constant, a hypothetical 10% increase in the stock price at December 31, 2015 from $43.97 per share to $48.37 per share would have increased the expense recorded in 2015 associated with the success payment liability by $7.7 million. A hypothetical 10% decrease in the stock price from $43.97 per share to $39.57 per share would have decreased the expense recorded in 2015 associated with the success payment liability by $7.6 million. Further, keeping all other variables constant, a hypothetical 35% increase in the stock price at December 31, 2015 from $43.97 per share to $59.36 per share would have increased the expense recorded in 2015 associated with the success payment liability by $27.3 million. A hypothetical 35% decrease in the stock price from $43.97 per share to $28.58 per share would have decreased the expense recorded in 2015 associated with the success payment liability by $25.7 million.

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

Consideration received is allocated at the inception of the agreement to all identified units of accounting based on the relative selling prices. The relative selling price for each deliverable is estimated using objective evidence if it is available. If objective evidence is not available, the Company uses its best estimate of the selling price for the deliverable. Management may be required to exercise considerable judgment in estimating the selling prices of identified units of accounting under its agreements.

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

Research and Development Expense

The Company records expense for research and development costs to operations as incurred. For service contracts entered into that include a nonrefundable prepayment for service, the upfront payment is deferred and recognized in the statement of operations as the services are rendered. Research and development expenses consist of costs incurred by the Company for the discovery and development of the Company’s product candidates and include:

•	Clinical trial costs;

•	external research and development expenses incurred under arrangements with third parties, such as contract research organizations, contract manufacturing organizations, academic and non-profit institutions and consultants;

•	costs incurred in connection with preclinical development activities;

•	costs to acquire complimentary technology;

•	personnel-related expenses, including non-cash stock-based compensation expense;

•	changes in the estimated fair value of the liability attributable to the elapsed service period as of the balance sheet date associated with the Company’s success payments to FHCRC and MSK;

•	changes in the estimated fair value of the contingent consideration liabilities;

•	license fees; and

•	other expenses, which include direct and allocated expenses for laboratory, facilities, and other costs.

General and Administrative Expense

General and administrative costs are expensed as incurred and include personnel-related expenses including non-cash stock-based compensation for our personnel in executive, legal, finance and accounting, and other administrative functions, legal costs other than litigation expense associated with Trustees of the University of Pennsylvania v. St. Jude Children’s Research Hospital, Civil Action No. 2:13-cv-01502-SD (E.D. Penn), transaction costs related to acquisitions and collaboration and licensing agreements, as well as fees paid for accounting and tax services, consulting fees, and facilities costs not otherwise included in research and development expenses. Legal costs include general corporate legal fees, patent costs, and legal expense associated with inter partes review proceedings at the USPTO.

Litigation Expense

Litigation expense includes legal expense the Company incurred with respect to Trustees of the University of Pennsylvania v. St. Jude Children’s Research Hospital, Civil Action No. 2:13-cv-01502-SD (E.D. Penn), as well as expenses the Company was required to reimburse to St. Jude Children’s Research Hospital (“St. Jude”) with respect to such litigation. See Note 4, Collaboration and License Agreements.

Stock-Based Compensation

Under ASC 718, Compensation—Stock Compensation, the Company measures and recognizes expense for restricted stock awards, restricted stock unit (“RSU”) awards, and stock options granted to employees and directors based on the fair value of the awards on the date of grant. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model that requires management to apply judgment and make estimates, including:

•	the expected term of the option, which is calculated using the simplified method, as permitted by the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 110, Share-Based Payment, as the Company has insufficient historical information regarding its stock options to provide a basis for an estimate;

•	the expected volatility of the underlying common stock, which the Company estimates based on the historical volatility of a representative group of publicly traded biopharmaceutical companies with similar characteristics, and the Company’s own historical and implied future volatility;

•	the risk-free interest rate, which is based on the yield curve of U.S. Treasury securities with periods commensurate with the expected term of the options being valued;

•	the expected dividend yield, which the Company estimates to be zero based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends; and

•	the fair value of the Company’s common stock on the date of grant.

Stock-based compensation expense for restricted stock, RSUs, and stock options is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. The Company is required to estimate a forfeiture rate to calculate the stock-based compensation expense for its awards. The Company’s forfeiture rate is based on an analysis of its actual forfeitures since the adoption of its equity award plan. Since inception the Company’s estimated forfeiture rate has been de minimis. The Company routinely evaluates the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and expectations of future option exercise behavior.

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

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies were translated into U.S. dollars, the reporting currency, at the exchange rate prevailing at the balance sheet date. Revenue and expenses denominated in foreign currencies were translated into U.S. dollars at the monthly average exchange rate for the period and the translation adjustments are reported as an element of accumulated other comprehensive income or loss on the consolidated balance sheets.

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

	Year Ended December 31,		Period from August 5, 2013 to December 31, 2013
	2015	2014
Net loss	$(239,376)	$(243,407)	$(51,820)
Deemed dividend upon issuance of convertible preferred stock	—	(67,464)	—

Net loss attributable to common stockholders	$(239,376)	$(310,871)	$(51,820)

Weighted average number of common shares used in net loss per share attributable to common stockholders—basic and diluted	88,145,424	8,442,947	3,658,687

Net loss per share attributable to common stockholders—basic and diluted	$(2.72)	$(36.82)	$(14.16)

The amounts in the table below were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated due to their anti-dilutive effect:

	Year Ended December 31,				Period from August 5, 2013 to December 31, 2013
	2015		2014
Series A convertible preferred stock	—		—		16,930,664
Series A-1 convertible preferred stock	—		—		2,250,000
Unvested restricted common stock and restricted stock units	5,476,600		8,352,714		5,789,123
Options to purchase common stock	5,218,939		2,720,351		—
Estimated number of shares issued for success payments	204,527	[1]	1,627,729	[2]	—

Total	10,900,066		12,700,794		24,969,787

(1)	In December 2015 a success payment to MSK was triggered in the amount of $10.0 million, less certain indirect cost offsets that will be determined at the time of payment in March 2016. This represents the number of shares that would have been issued if the success payment to MSK had been made on December 31, 2015 had we chosen to pay this obligation by issuing stock. The number of shares issued for purposes of this presentation is calculated by dividing the success payment by the closing stock price per share on December 31, 2015. The actual number of shares to be issued, if we choose to pay the obligation by issuing stock, will be calculated by dividing the success payment achieved by the volume weighted average trading price of the Company’s common stock on March 17, 2016.

(2)	Represents the number of shares that would have been issued if the success payment valuation date had been December 31, 2014. The Company’s common stock closing price per share was $52.22 at December 31, 2014 which value if used for purposes of determining what success payments were triggered would have resulted in a success payment of $85.0 million ($75.0 million for FHCRC and $10.0 million for MSK). The number of shares issued for purposes of this presentation is calculated by dividing the success payment by the closing stock price per share at December 31, 2014.

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment and one reportable segment.

Recent Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), intended to improve how deferred taxes are classified on organizations’ balance sheets. The new guidance eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Under the new guidance, companies are required to classify all deferred tax assets and liabilities as noncurrent. ASU No. 2015-17 is effective for periods beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company early adopted this standard for the year ended December 31, 2015. The adoption of this standard did not have a material impact on its financial position, results of operation or related financial statement disclosures.

In 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current GAAP guidance on this topic and establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption permitted beginning January 1, 2017. The Company is evaluating the impact of adopting the new accounting guidance on its consolidated financial statements.

3. Acquisitions

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

The elements of the purchase consideration are as follows (in thousands):

Cash paid (1)	$58,496
Common stock issued (2)	22,165
Fair value of contingent consideration (3)	28,244

Total consideration for 95.24% equity	108,905

Fair value of 4.76% initial investment in Stage (4)	3,682

Implied purchase price consideration for 100% equity	$112,587

(1)	The cash consideration represents the consideration paid in cash amounting to €52.5 million which is translated based on an exchange rate on May 11, 2015.
(2)	Based on the share purchase agreement, the purchase consideration included 486,279 shares of the Company’s common stock. The closing stock price on the transaction date was $45.58 per share.
(3)	The fair value of the contingent consideration was determined by calculating the probability-weighted milestone payments based on the assessment of the likelihood and estimated timing that certain milestones would be achieved. The fair value of the contingent consideration was estimated using a discount rate of 14.6%. The discount rate captures the credit risk associated with the payment of the contingent consideration when earned and due.
(4)	The fair value of the initial investment is calculated as the implied per share fair value of the stock based upon the acquisition purchase price reduced by a lack of control discount associated with the 4.76% holding. Upon acquiring the remaining outstanding ownership interests in Stage, the Company remeasured its original equity interest to its fair value and recognized a $0.2 million gain during the year ended December 31, 2015, which was recorded in other income (expense) on the consolidated statements of operations.

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

The fair value of the acquired in-process research and development has been estimated using the replacement cost method. Under this method, the Company estimated the cost of recreating the technology and derived an estimated value to develop the technology. In-process research and development are required to be classified as indefinite-lived assets until they become definite lived assets upon the successful completion or the abandonment of the associated research and development effort. Accordingly, during the development period after the date of acquisition, these assets will not be amortized until the acquired reagents or automation technology is accepted by the FDA as part of an IND, subject to management judgment. At that time, the Company will determine the useful life of the asset and begin amortization. If the associated research and development effort is abandoned, the related in-process research and development assets will be written-off and an impairment charge recorded.

The excess of the purchase price over the estimated fair value of the tangible net assets and identifiable intangible assets acquired was recorded as goodwill. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the Stage acquisition. The acquisition of Stage is intended to provide the Company access to transformative cell selection and activation capabilities, next generation manufacturing automation technologies, enhanced control of its supply chain, and lower expected long-term cost of goods. None of the goodwill is expected to be deductible for income tax purposes. The Company made a Section 338(g) election under the Internal Revenue Code with respect to this acquisition, resulting in the acquired entity being treated for U.S. tax purposes as a newly incorporated company. Under such election, the U.S. tax basis of the assets and liabilities of Stage were stepped up to fair value as of the closing date of the acquisition to reflect the consequences of the Section 338(g) election.

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

Cash paid	$21,331
Common stock issued (1)	19,447
Fair value of contingent consideration (2)	8,944
Settlement of preexisting obligation (3)	1,123

Total consideration	$50,845

(1)	Based on the share purchase agreement, the purchase consideration included 366,434 shares of the Company’s common stock. The closing stock price on the transaction date was $53.07 per share.
(2)	The fair value of the contingent consideration was determined by calculating the probability-weighted milestone based on the assessment of the likelihood and estimated timing that certain milestones would be achieved. The fair value of the contingent consideration was estimated using a discount rate of 15.2%. The discount rate captures the credit risk associated with the payment of the contingent consideration when earned and due.
(3)	The settlement of preexisting obligation reflects the effective settlement of the Company’s preexisting prepaid contract research agreement with X-Body. No gain or loss was recognized by the Company on the effective settlement of this prepaid expense as of the acquisition date.

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

The fair value of the acquired in-process research and development has been estimated using the replacement cost method. Under this method, the Company estimated the cost to recreate the technology and derived an estimated value to develop the technology. In-process research and development are required to be classified as indefinite-lived assets until they become definite lived assets upon the successful completion or the abandonment of the associated research and development effort. Accordingly, during the development period after the date of acquisition, these assets will not be amortized until regulatory approval is obtained in a major market, typically either the United States or the EU, subject to management judgment. At that time, the Company will determine the useful life of the asset and begin amortization. If the associated research and development effort is abandoned, the related in-process research and development assets will be written-off and an impairment charge recorded.

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

Post-Acquisition and Pro Forma Consolidated Financial Information

The Stage and X-Body acquisitions did not have a material impact on the Company’s consolidated statements of operations, and therefore actual and pro forma disclosures have not been presented. The intangible assets acquired in the Stage and X-Body acquisitions are in-process research and development assets, and as such, there would be no pro forma adjustment needed for the amortization of intangible assets.

Goodwill and Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at December 31, 2014	$—
Goodwill acquired	122,092

Balance at December 31, 2015	$122,092

Goodwill represents the excess of the purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. We evaluate goodwill for impairment annually during the fourth quarter and upon the occurrence of triggering events or substantive changes in circumstances that could indicate a potential impairment by assessing qualitative factors or performing a quantitative analysis in determining whether it is more likely than not that the fair value of net assets are below their carrying amounts. There was no impairment of goodwill for the year ended December 31, 2015.

The following table summarizes the gross carrying amount, accumulated amortization and the net carrying amount of intangible assets (in thousands):

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Acquired in-process research and development	$50,177	$—	$50,177

Total intangible assets	$50,177	$—	$50,177

Intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date (which is regarded as their cost). Intangible assets related to IPR&D are treated as indefinite-lived intangible assets and not amortized until they become definite lived assets upon obtaining certain regulatory approval in specified markets in the case of X-Body, and in the case of Stage, when the acquired reagents or automation technology is accepted by the FDA as part of an IND, subject to management judgment. At that time, the Company will determine the useful life of the asset, reclassify the asset out of IPR&D and begin amortization. Intangible assets are reviewed for impairment at least annually or if indicators of potential impairment exist. There was no impairment of intangible assets for the year ended December 31, 2015.

Transaction Costs

The Company incurred approximately $4.5 million of direct transaction costs related to the Stage and X-Body acquisitions for the year ended December 31, 2015. These costs are included in general and administrative expenses in the consolidated statements of operations.

4. Collaboration and License Agreements

Celgene

In June 2015, the Company entered into a Master Research and Collaboration Agreement (“Celgene Collaboration Agreement”) with Celgene Corporation and one of its wholly owned subsidiaries (collectively, “Celgene”) pursuant to which the Company and Celgene agreed to collaborate on researching, developing, and commercializing novel cellular therapy product candidates and other immuno-oncology and immunology therapeutics, including, in particular, CAR and TCR product candidates. The Celgene Collaboration Agreement was amended and restated in August 2015. Pursuant to the collaboration, prior to the exercise of an option for a program, each of the Company and Celgene will conduct independent programs to research, develop, and commercialize such product candidates (including, in the case of the Company, its CD19 and CD22 programs). Each party has certain options to obtain either an exclusive license to develop and commercialize specified product candidates arising from specified types of programs conducted by the other party within the scope of the collaboration, or the right to participate in the co-development and co-commercialization of specified product candidates arising from such programs, in each case in specified territories. Further, following the exercise of an option, Celgene has the right to exercise an option for a specified number of such programs, excluding the CD19 program and the CD22 program, to co-develop and co-commercialize products arising out of such programs in certain countries, and each of Celgene and Company has the right to elect to participate in certain commercialization activities for products in such programs in territories where it is not leading commercialization of such product. The parties may exercise their options with respect to specified product candidates arising under programs within the scope of the collaboration until the tenth anniversary of the effective date of the Celgene Collaboration Agreement (the “Research Collaboration Term”), subject to a tail period applicable to certain programs, for which options have not yet been exercised as of the expiration of the Research Collaboration Term.

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

In addition to an upfront cash payment of approximately $150.2 million under the Celgene Collaboration Agreement, Celgene is required to pay to the Company an additional fee if it exercises its option for each of the CD19 Program and the CD22 Program, totaling, if the options are exercised for both programs during the initial opt-in window, $100.0 million. Upon a party’s exercise of the option for any other program (other than certain in-licensed or acquired programs where a party exercises its option at the time such program is acquired), the party exercising the option is required to pay to the other party a payment at the time of exercise of its option, calculated as a multiple of the costs incurred by the other party in relation to the development activities for such program prior to the exercise of the option, with such multiple based on the point in development of such product at which such party exercises such option. For programs for which the parties have entered into a license agreement, the Company will also receive royalties from Celgene, for product candidates arising from the CD19 and CD22 programs, at a percentage in the mid-teens of net sales of such product candidates in the Celgene Territory, and for product candidates arising from other Company programs that are subject to a license agreement, tiered royalties on net sales of such product candidates in the Celgene Territory, at percentages ranging from the high single digits to the mid-teens, calculated based on the stage of development at which Celgene exercises its option for such program.

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

•

First Acquisition Right. During the period beginning on June 29, 2019 and ending on June 28, 2020, subject to Celgene opting in to a certain number of Company programs under the Celgene Collaboration Agreement, Celgene will have the right (the “First Acquisition Right”) to purchase up to such number of shares that will allow Celgene to have ownership of 19.99% of the then-outstanding shares of the Company’s common stock (after giving effect to such purchase) at the closing price of the common stock on the principal trading market (currently The NASDAQ Global Select Market) on the date of exercise (the “FAR Base Price”), plus a premium on all shares in excess of the number of shares for which Celgene would then be able to purchase if it then had a top-up right as described in the preceding paragraph.

•	Second Period Top-Up Rights. After the closing of the purchase of shares upon the exercise of the First Acquisition Right until the SAR Termination Date (as defined below), in the event that Celgene has been diluted after exercising the First Acquisition Right, the Company will, following the filing of each Annual Report on Form 10-K filed by the Company, offer Celgene the right to purchase additional shares from the Company at 105% of market average price, allowing Celgene to “top up” to an ownership interest (after giving effect to such purchase) equal to the percentage ownership of shares that Celgene obtained upon exercise of the First Acquisition Right, subject to adjustment downward in certain circumstances. If Celgene does not exercise its top-up right in full in any year in which it is offered such right by the Company, then the percentage of ownership targeted for a top-up stock purchase for the next year it is offered such top-up right will be reduced to Celgene’s percentage ownership at the time of such non-exercise or partial exercise (after giving effect to the issuance of shares in any partial exercise). The “SAR Termination Date” is the later of (a) June 29, 2025, and (b) the earlier of (x) the date that is 6 months following the date that the conditions to the exercise of the Second Acquisition Right (as defined herein) are satisfied and (y) December 29, 2025.

•	Second Acquisition Right. During the period beginning on June 29, 2024 and ending on the SAR Termination Date, subject to each of Celgene and the Company opting into a certain number of programs under the Celgene Collaboration Agreement, and provided that Celgene exercised the First Acquisition Right so as to obtain an aggregate percentage ownership of at least 17% of the Company, Celgene will have the right (the “Second Acquisition Right”) to purchase up to such number of shares that will allow Celgene to have ownership of 30% of the then-outstanding shares of the Company’s common stock (after giving effect to such purchase) at the closing price of the common stock on the principal trading market on the date of exercise (the “SAR Base Price”), plus a premium on all shares in excess of the number of shares for which Celgene would then be able to purchase if it then had a top-up right as described in the preceding paragraph.

•	Final Top-Up Rights. Following the closing of the purchase of shares upon the exercise of the Second Acquisition Right and until the Celgene Collaboration Agreement expires or is terminated, Celgene would have the annual right, in the event that Celgene has been diluted after exercising the Second Acquisition Right, following the filing of each Annual Report on Form 10-K filed by the Company, to purchase additional shares from the Company at a price equal to 105% of market average price, allowing it to “top up” to the percentage ownership it had attained upon exercising the Second Acquisition Right, less 250 basis points, subject to adjustment downward in certain circumstances. If Celgene does not exercise its top-up right in full in any given year, then the percentage of ownership targeted for a top-up stock purchase for the next year will be reduced to Celgene’s percentage ownership at the time of such non-exercise or partial exercise (after giving effect to the issuance of shares in any partial exercise). These rights and the other described top-up rights, as well as the First Acquisition Right and Second Acquisition Right, may be limited or eliminated in certain circumstances when and if Celgene disposes of any of its shares.

The First Period Top-Up Rights, Second Period Top-Up Rights and Third Period Top-Up Rights are collectively referred to herein as the “Top-Up Rights”. The First Acquisition Right and Second Acquisition Right are collectively referred to herein as the “Acquisition Rights.”

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

The Celgene Collaboration Agreement became effective on July 31, 2015, in connection with which the Company received an upfront cash payment of $150.2 million. On August 4, 2015 the Initial Closing under the Purchase Agreement occurred, and the Company sold 9,137,672 shares of the Company’s common stock to Celgene for an aggregate cash purchase price of approximately $849.8 million.

Accounting Analysis

The Celgene Collaboration Agreement contains the following deliverables: (1) access to certain of the Company’s technology through a non-exclusive, worldwide, royalty-free right and license to conduct certain activities under the collaboration, and (2) participation on various collaboration committees. The Company considered the provisions of the multiple-element arrangement guidance in determining how to recognize the revenue associated with the two deliverables. The Company has accounted for access to certain of the Company’s technology and participation on various collaboration committees as a single unit of accounting because the two deliverables do not have standalone value and both obligations will be delivered throughout the estimated period of performance.

Under the terms of the Celgene Collaboration Agreement, the Company received an upfront cash payment of $150.2 million. The Company has identified the initial consideration for the Celgene Collaboration Agreement, which is the best estimated selling price, as the $150.2 million upfront payment under the Celgene Collaboration Agreement. The Company determined that each of the identified deliverables have the same period of performance (the ten year research collaboration term) and have the same pattern of revenue recognition, ratably over the period of performance. As a result, the $150.2 million in arrangement consideration was recorded in deferred revenue and will be recognized over the ten year research collaboration term. The Company recognized revenue of $5.1 million for the year ended December 31, 2015 in connection with the Celgene Collaboration Agreement.

The Company also evaluated its own options pertaining to Celgene’s programs. If the Company exercises any of its options, it is required to make a payment equal to a percentage of the costs incurred by Celgene prior to the exercise of the option in connection with the research and development activities and regulatory activities for such development candidate. The percentage of costs to be paid varies based on the point in development of such product at the time the Company exercises its option. The Company will account for the payments as research and development expense upon the exercise of the related option. The Company determined that payments related to licenses that will be used in future research and development activities with no proven alternative future use at the time of acquisition by the Company should be expensed when incurred in accordance with the Company’s accounting policy.

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

Fred Hutchinson Cancer Research Center

In October 2013, the Company entered into a collaboration agreement with FHCRC, focused on research and development of cancer immunotherapy products. The agreement has a six year term and can be extended if mutually agreed upon. The research is conducted under project orders containing plans and budgets approved by the parties. The Company recognized $10.3 million, $6.9 million, and $3.4 million of research and development expenses in connection with its collaboration agreement with FHCRC for the years ended December 31, 2015 and 2014, and for the period from August 5, 2013 to December 31, 2013, respectively.

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

The following table summarizes all possible FHCRC success payments, which are payable in cash or publicly-traded equity at the Company’s discretion:

Multiple of Initial Equity Value at issuance	5.0x	7.5x	10.0x	15.0x	20.0x	25.0x	30.0x	35.0x	40.0x
Per share common stock price required for payment	$20.00	$30.00	$40.00	$60.00	$80.00	$100.00	$120.00	$140.00	$160.00
Success payment(s) (in millions)	$10	$25	$40	$50	$50	$50	$50	$50	$50

The success payments will be owed if the value of the Company’s common stock on the contractually specified valuation measurement dates during the term of the success payment agreement equals or exceeds the above outlined multiples. The valuation measurement dates are triggered by events which include an initial public offering of the Company’s stock, a merger, an asset sale, or the sale of the majority of the shares held by certain of the Company’s stockholders or the last day of the term of the success payment agreement. If a higher success payment tier is first met at the same time a lower tier is first met, both tiers will be owed. Any previous success payments made to FHCRC are credited against the success payment owed as of any valuation measurement date, so that FHCRC does not receive multiple success payments in connection with the same threshold. A payment may be triggered on the first anniversary of the closing of the IPO (or the date that is 90 days following such anniversary, at the Company’s option, if the Company is contemplating a capital market transaction during such 90 day period). The value of any such success payment will be determined by the average trading price of a share of the Company’s common stock over the consecutive 90-day period preceding such determination date.

In December 2015, success payments to FHCRC were triggered in the aggregate amount of $75.0 million, less indirect cost offsets of $3.3 million. These success payments represent the success payments identified on the table above for the 5.0x, 7.5x, and 10.0x Multiple of Initial Equity Value triggers. The Company elected to make the payment in shares of its common stock, and thereby issued 1,601,085 shares of its common stock to FHCRC in December 2015. In the future, the outstanding potential success payments to FHCRC are owed only if the criteria are met with the equity value at the 15.0x Multiple of Initial Equity Value or higher.

The estimated fair value of the success payment obligation to FHCRC after giving effect to the success payments achieved in December 2015 was approximately $67.3 million and $139.1 million as of December 31, 2015 and 2014, respectively. With respect to the FHCRC success payment obligations, the Company recognized research and development expense of $44.3 million and $61.2 million in the years ended December 31, 2015 and 2014, respectively. The expense recorded in both periods represents the change in the FHCRC success payment liability during such periods, the success payment amounts achieved in 2015, and twelve months of accrued expense. The FHCRC success payment liabilities on the consolidated balance sheets as of December 31, 2015 and December 31, 2014 were $33.8 million and $61.2 million, respectively.

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

	December 31,
Assumptions	2015	2014
Fair value of common stock	$43.97	$52.22
Risk free interest rate	1.89% – 2.20%	1.94% – 2.16%
Expected volatility	70%	75%
Expected term (years)	5.79 – 8.79	6.79 – 9.79

The computation of expected volatility was estimated using a combination of available information about the historical volatility of stocks of similar publicly-traded companies for a period matching the expected term assumption and our historical and implied future volatility. The risk free interest rate and expected term assumptions depend on the estimated timing of FDA approval. In addition, the Company incorporated the estimated number and timing of valuation measurement dates in the calculation of the success payment liability.

In October 2013, the Company entered into a license agreement with FHCRC, pursuant to which the Company acquired an exclusive, worldwide, sublicensable license under certain patent rights, and a non-exclusive, worldwide, sublicensable license under certain technology, to research, develop, manufacture, improve, and commercialize products and processes covered by such patent rights or incorporating such technology for all therapeutic uses for the treatment of human cancer. The patents and patent applications covered by this agreement are directed, in part, to CAR constructs, including target specific constructs and customized spacer regions, TCR constructs, and their use for immunotherapy. The Company classifies on the consolidated statement of operations payments accrued or made under its licensing arrangements based on the underlying nature of the expense. Expenses related to the reimbursement of legal and patent costs are classified as general and administrative because the nature of the expense is not related to the research or development of the technologies the Company is licensing.

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

Memorial Sloan Kettering Cancer Center

In November 2013, the Company entered into a sponsored research agreement with MSK, focused on research and development relating to chimeric antigen receptor T cell technology. The research is conducted under project orders containing plans and budgets approved by the parties. The Company also entered into a master clinical study agreement with MSK for clinical studies to be conducted at MSK on the Company’s behalf. Each such study will be conducted in accordance with a written plan and budget and protocol, or separate clinical trial agreement, approved by the parties. The Company recognized $4.7 million, $2.5 million, and $0.5 million of research and development expenses in connection with its research and clinical agreements with MSK for the years ended December 31, 2015 and 2014, and for the period from August 5, 2013 to December 31, 2013, respectively.

The Company granted MSK rights to certain share-based success payments. Under the terms of this arrangement, the Company may be required to make success payments to MSK based on the increases in the estimated fair value of the Company’s common stock. The potential payments are based on multiples of increased value ranging from 10x to 30x based on a comparison of the fair value of the common stock relative to its original $4.00 issuance price. The payments are based on whether the value of the Company’s common stock meets or exceeds certain specified threshold values ascending from $40.00 per share to $120.00 per share, in each case subject to adjustment for any stock dividend, stock split, combination of shares, or other similar events. The aggregate success payments to MSK are not to exceed $150 million, which would only occur at a stock valuation of $120.00 per share. In October 2015, the Company entered into an agreement with MSK in which certain indirect costs related to certain clinical studies and research projects conducted by MSK are creditable against any success payments, and the Company amended this agreement in December 2015. The term of the success payment agreement ranges from eight to eleven years depending upon when or if the company receives FDA approval of certain of its product candidates as specified in the agreement.

The following table summarizes all possible MSK success payments, which are payable in cash or publicly-traded equity at the Company’s discretion:

Multiple of Initial Equity Value at issuance	10.0x	15.0x	30.0x
Per share common stock price required for payment	$40.00	$60.00	$120.00
Success payment(s) (in millions)	$10	$70	$70

The success payments will be owed, if the value of the Company’s common stock on contractually specified valuation measurement dates equals or exceeds the above outlined multiples. The valuation measurement dates are triggered by events which include an initial public offering of the Company’s stock, a merger, an asset sale, or the sale of the majority of the shares held by certain of the Company’s stockholders or the last day of the term of the success payment agreement. If a higher success payment tier is met at the same time a lower tier is met, both tiers will be owed. Any previous success payments made to MSK are credited against the success payment owed as of any valuation measurement date, so that MSK does not receive multiple success payments in connection with the same threshold. A payment may be triggered on the first anniversary of the closing of the IPO (or the date that is 90 days following such anniversary, at the Company’s option, if the Company is contemplating a capital market transaction during such 90 day period). The value of any such success payment will be determined by the average trading price of a share of the Company’s common stock over the consecutive 90-day period preceding such determination date.

In December 2015, a success payment to MSK was triggered in the amount of $10.0 million, less indirect cost offsets that will be determined at the time of payment in March 2016. This success payment represents the success payment identified on the table above for the 10.0x Multiple of Initial Equity Value trigger. Going forward, the only potential remaining success payment obligations relate to the 15.0x and 30.0x Multiple of Initial Equity Value.

As of December 31, 2015 and 2014, the estimated fair value of the success payment obligation to MSK after giving effect to the success payment achieved in December 2015, was approximately $48.9 million and $56.8 million, respectively. With respect to the MSK success payment obligations, the Company recognized research and development expense of $7.3 million and $23.7 million in the years ended December 31, 2015 and 2014, respectively. The expense recorded in both periods represents the change in the MSK success payment liability during such periods, the success payment amount achieved in 2015, and twelve months of accrued expense. The MSK success payment liabilities on the consolidated balance sheets as of December 31, 2015 and December 31, 2014 were $31.0 million and $23.7 million, respectively.

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

	December 31,
Assumptions	2015	2014
Fair value of common stock	$43.97	$52.22
Risk free interest rate	1.91% – 2.20%	1.95% – 2.16%
Expected volatility	70%	75%
Expected term (years)	5.89 – 8.89	6.89 – 9.89

The computation of expected volatility was estimated using a combination of available information about the historical volatility of stocks of similar publicly-traded companies for a period matching the expected term assumption and our historical volatility. The risk free interest rate and expected term assumptions depend on the estimated timing of FDA approval. In addition, the Company incorporated the estimated number and timing of valuation measurement dates in the calculation of the success payment liability.

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

St. Jude Children’s Research Hospital/Novartis

In December 2013, the Company entered into an agreement with St. Jude (“St. Jude License Agreement”), pursuant to which the Company (1) obtained control over, and the obligation to pursue and defend, St. Jude’s causes of action in Trustees of the University of Pennsylvania v. St. Jude Children’s Research Hospital, Civil Action No. 2:13-cv-01502-SD (E.D. Penn.), which concerned both U.S. Patent No. 8,399,645 (the “’645 Patent”) and a contractual dispute between St. Jude and the Trustees of the University of Pennsylvania (“Penn”) and (2) acquired an exclusive, worldwide, royalty-bearing license under certain patent rights owned by St. Jude, including the ’645 Patent, to develop, make, and commercialize licensed products and services for all therapeutic, diagnostic, preventative, and palliative uses. The patents and patent applications covered by this agreement are directed, in part, to CAR constructs capable of signaling both a primary and a costimulatory pathway. Together with St. Jude, the Company was a party in, and was adverse to Penn and Novartis Pharmaceutical Corporation (“Novartis”) in, that litigation (the “Penn litigation”), which was settled by the parties in April 2015.

The Company paid $25.0 million in the period from August 5, 2013 to December 31, 2013, as a license fee, which was recorded as research and development expense. The Company also agreed to pay to St. Jude milestone payments and royalties as a percentage of net sales of licensed products and services, and a percentage of St. Jude’s reasonable legal fees incurred in connection with the Penn litigation. For the years ended December 31, 2015 and 2014 and for the period from August 5, 2013 to December 31, 2013, $5.5 million, $3.6 million and $0.2 million, respectively, has been recorded as litigation expense for legal reimbursements. The Company is obligated to pay a $0.1 million minimum annual royalty for the first two years of the agreement and a $0.5 million minimum annual royalty thereafter.

Milestone payments to St. Jude of up to an aggregate of $62.5 million are triggered upon the achievement of specified clinical, regulatory, and commercialization milestones for licensed products, including JCAR014 or JCAR017, and are not creditable against royalties. The Company can terminate the agreement for any reason upon advance written notice.

In April 2015, the Company and St. Jude agreed to settle the Penn litigation with Penn and Novartis. In connection with such settlement, in April 2015, the Company entered into a sublicense agreement (the “Penn/Novartis Sublicense Agreement”) with Penn and an affiliate of Novartis pursuant to which the Company granted to Novartis a non-exclusive, royalty-bearing sublicense under certain patent rights, including the ‘645 Patent, to develop, make, and commercialize licensed products and licensed services for all therapeutic, diagnostic, preventative, and palliative uses. This sublicense is not sublicensable without the Company’s prior written consent, although Novartis may authorize third parties to act on its behalf with respect to the manufacture, development, or commercialization of Novartis’ licensed products and licensed services. Under the Penn/Novartis Sublicense Agreement, Novartis paid the Company an initial license fee of $12.3 million, which was recorded as revenue for the year ended December 31, 2015. In addition, Novartis is also required to pay mid-single digit royalties on the U.S. net sales of products and services related to the disputed contract and patent claims (the “Royalty Payments”), a low double digit percentage of the royalties Novartis pays to Penn for global net sales of those products (the “Penn Royalty Payments”), and milestone payments upon the achievement of specified clinical, regulatory, and commercialization milestones for licensed products (the “Milestone Payments”). If the Company achieves any of the milestones with respect to its own products leveraging the same patents, prior to Novartis, the related Milestone Payment will be reduced by 50%. In addition, if the Company achieves any milestone after Novartis, the Company will reimburse Novartis 50% of any Milestone Payment previously paid by Novartis to the Company in respect of such milestone. These milestones largely overlap with the milestones for which the Company may owe a payment to St. Jude under the St. Jude License Agreement and the Milestone Payments would in effect serve to partially offset the Company’s obligations to St. Jude with respect to such milestones.

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

Seattle Children’s Research Institute

In February 2014, the Company entered into a sponsored research agreement with Seattle Children’s Research Institute (“SCRI”) pursuant to which the Company committed to provide research funding to SCRI totaling not less than $2.1 million over a period of five years. Effective April 1, 2015, the sponsored research agreement was amended to extend the term of the agreement through April 2020, thereby increasing the minimum funding obligations by an additional $0.3 million. The research is conducted under project orders containing plans and budgets approved by the parties. The Company has also entered into clinical support and manufacturing services agreements with SCRI related to the Company’s JCAR017 trials. The clinical support agreement includes a commitment by the Company to provide funding to SCRI totaling not less than $3.8 million over a period of five years. The Company recognized $2.5 million and $0.4 million of research and development expenses in connection with its sponsored research, clinical support and manufacturing services agreements with SCRI for the years ended December 31, 2015 and 2014, respectively.

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

Upon achievement of certain clinical, regulatory, and commercial milestones set forth in the license agreement, the Company will be obligated to pay Opus Bio additional consideration. The consideration due upon achievement of the first three clinical milestones would consist of additional shares of our common stock in an amount equal to the dollar value specified for the applicable milestone, which is $52.5 million in the aggregate for the three milestones, divided by the greater of $10.92 and the arithmetic average of the daily volume- weighted average price of our common stock on The NASDAQ Global Select Market over the 30 trading days preceding the achievement of the milestone, up to a maximum of 4,807,692 shares in the aggregate (this minimum per share value and maximum number of shares subject, in each case, to adjustment for any stock dividend, stock split, combination of shares, or other similar events). As disclosed in Note 18, Subsequent Events, the first of these milestones was achieved in January 2016 and the Company issued 408,068 shares of its common stock as payment. Upon achievement of any subsequent milestones beyond the first three, the Company will be obligated to pay Opus Bio cash consideration, which potential milestone payments total $215.0 million in the aggregate. Once certain milestones have been achieved, the Company will be required to spend at least $2.5 million per year on development and commercialization of licensed products.

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

Fate Therapeutics

In May 2015, the Company entered into a collaboration and license agreement with Fate Therapeutics, Inc. (“Fate Therapeutics”), to identify and utilize small molecules to modulate the Company’s genetically-engineered T cell product candidates to improve their therapeutic potential for cancer patients. The Company paid an upfront fee of $5.0 million in cash and purchased 1,000,000 shares in Fate Therapeutics common stock at a purchase price of $8.00 per share, representing an approximately 5% ownership interest in Fate Therapeutics. The $5.0 million upfront fee and the premium paid for the common stock of $0.8 million were recorded as research and development expense for the year ended December 31, 2015. The investment in Fate Therapeutics is classified as available-for-sale, and reported at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss). The Company also agreed to provide Fate Therapeutics with research funding of $2.0 million per year during the initial four year research term. The Company has an option to extend the collaboration for two additional years, subject to payment of an extension fee and additional annual research funding. Under the collaboration and license agreement, for each product developed by the Company that incorporates modulators identified through the collaboration, the Company will also be required to pay Fate Therapeutics target selection fees and milestone payments upon achievement of clinical, regulatory, and commercial milestones, as well as low single-digit royalties on net sales. The Company can terminate the agreement at will upon advance written notice, but such termination may not be effective any earlier than May 2017. In addition to the upfront fee of $5.0 million and the premium paid for the common stock of $0.8 million, the Company recognized $1.3 million of research and development expenses in connection with its collaboration agreement with Fate Therapeutics for the year ended December 31, 2015.

Editas Medicine

In May 2015, the Company entered into a collaboration and license agreement with Editas Medicine, Inc. (“Editas”), to pursue research programs utilizing Editas’ genome editing technologies with Juno’s CAR and TCR technologies. The Company paid an upfront fee of $25.0 million in cash, which was recorded as research and development expense for the year ended December 31, 2015. The Company also agreed to provide Editas with research funding of up to $22.0 million over the initial five year research term. The Company and Editas may mutually agree to extend the collaboration for two additional years, subject to payment of extension fees. Editas is also eligible to receive future research, regulatory, and commercial sales milestones for each program. Following the approval of any products resulting from the alliance, Editas is also eligible to receive tiered royalties. The Company can terminate the agreement at will upon advance written notice. In addition to the upfront fee of $25.0 million, the Company recognized $1.9 million of research and development expenses in connection with its collaboration agreement with Editas for the year ended December 31, 2015.

5. Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of our cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	December 31, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$177,164	$—	$—	$177,164
Commercial paper	45,352	—	—	45,352
U.S. government and agency securities	2,000	—	—	2,000
Corporate debt securities	5,040	—	—	5,040

Total cash equivalents	229,556	—	—	229,556

Marketable securities:
Commercial paper	73,078	—	—	73,078
U.S. government and agency securities	470,519	2	(485)	470,036
Corporate debt securities	148,143	1	(245)	147,899

Total marketable securities	691,740	3	(730)	691,013

Long-term marketable securities:
U.S. government and agency securities	204,551	1	(770)	203,782
Corporate debt securities	65,898	33	(195)	65,736
Equity securities	7,190	—	(3,820)	3,370

Total long-term marketable securities	$277,639	$34	$(4,785)	$272,888

	December 31, 2014
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$223,745	$—	$—	$223,745
Commercial paper	13,294	—	—	13,294
U.S. government and agency securities	7,582	—	—	7,582
Corporate debt securities	1,702	—	—	1,702

Total cash equivalents	246,323	—	—	246,323

Marketable securities:
Commercial paper	1,999	—	—	1,999
U.S. government and agency securities	47,868	—	(21)	47,847
Corporate debt securities	29,863	—	(37)	29,826

Total marketable securities	79,730	—	(58)	79,672

Long-term marketable securities:
U.S. government and agency securities	34,898	—	(25)	34,873
Corporate debt securities	3,544	1	(7)	3,538

Total long-term marketable securities	$38,442	$1	$(32)	$38,411

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	December 31, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. government and agency securities	$457,641	$(485)	$—	$—	$457,641	$(485)
Corporate debt securities	144,499	(245)	—	—	144,499	(245)

Total marketable securities	602,140	(730)	—	—	602,140	(730)

Long-term marketable securities:
U.S. government and agency securities	190,767	(770)	—	—	190,767	(770)
Corporate debt securities	50,591	(195)	—	—	50,591	(195)
Equity securities	3,370	(3,820)	—	—	3,370	(3,820)

Total long-term marketable securities	$244,728	$(4,785)	$—	$—	$244,728	$(4,785)

	December 31, 2014
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. government and agency securities	$43,332	$(21)	$—	$—	$43,332	$(21)
Corporate debt securities	26,611	(37)	—	—	26,611	(37)

Total marketable securities	69,943	(58)	—	—	69,943	(58)

Long-term marketable securities:
U.S. government and agency securities	33,873	(25)	—	—	33,873	(25)
Corporate debt securities	2,003	(7)	—	—	2,003	(7)

Total long-term marketable securities	$35,876	$(32)	$—	$—	$35,876	$(32)

The Company evaluated its securities for other-than-temporary impairment and considers the decline in market value for the securities to be primarily attributable to current economic and market conditions. For the debt securities, it is not more likely than not that the Company will be required to sell the securities, and the Company does not intend to do so prior to the recovery of the amortized cost basis. The unrealized loss for equity securities is related to the Company’s investment in Fate Therapeutics. The Company has evaluated the near-term prospects of the Fate Therapeutics investment in relation to the severity and duration of the impairment and based on that evaluation, the Company has the ability and intent to hold this investment until a recovery of fair value. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of December 31, 2015 and 2014.

All of our marketable securities have an effective maturity date of three years or less and are available for use and therefore classified as available-for-sale.

6. Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$177,164	$—	$—	$177,164
Commercial paper	—	118,430	—	118,430
U.S. government and agency securities	—	675,818	—	675,818
Corporate debt securities	—	218,675	—	218,675
Equity securities	3,370	—	—	3,370

Total financial assets	$180,534	$1,012,923	$—	$1,193,457

Financial Liabilities:
Success payment liabilities	$—	$—	$64,829	$64,829
Contingent consideration	—	—	37,266	37,266

Total financial liabilities	$—	$—	$102,095	$102,095

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$223,745	$—	$—	$223,745
Commercial paper	—	15,293	—	15,293
U.S. government and agency securities	—	90,302	—	90,302
Corporate debt securities	—	35,066	—	35,066

Total financial assets	$223,745	$140,661	$—	$364,406

Financial Liabilities:
Success payment liabilities	$—	$—	$84,920	$84,920

Total financial liabilities	$—	$—	$84,920	$84,920

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

	Success Payment Liabilities	Contingent Consideration	Total
Balance at December 31, 2013	$—	$—	$—
Additions	—	—	—
Changes in fair value (1)	84,920	—	84,920

Balance at December 31, 2014	84,920	—	84,920

Additions	—	37,188	37,188
Payments	(71,648)	—	(71,648)
Changes in fair value (1)	51,557	78	51,635

Balance at December 31, 2015	$64,829	$37,266	$102,095

(1)	The amount of success payments achieved and changes in fair value for success payment liabilities and contingent consideration are recorded in research and development expense in the consolidated statements of operations.

As of December 31, 2015 and 2014, the estimated fair value of the success payment obligations after giving effect to the success payments achieved by FHCRC and MSK was approximately $116.2 million and $195.9 million, respectively. Included in research and development expense for the years ended December 31, 2015 and 2014 were success payment expenses of $51.6 million and $84.9 million, respectively. There was no expense in 2013 related to the success payments. See Note 4, Collaboration and License Agreements, for additional discussion of estimated fair value of the success payment obligations.

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

The significant unobservable inputs used in the measurement of fair value of the Company’s contingent consideration are probabilities of successful achievement of the milestones, the period in which these milestones are expected to be achieved ranging from 2016 to 2043, and a discount rate of 17.0%. Significant increases or decreases in any of the probabilities of success would result in a significantly higher or lower fair value measurement, respectively. Significant increases or decreases in these other inputs would result in a significantly lower or higher fair value measurement, respectively.

As of December 31, 2015, the estimated fair value of the contingent consideration associated with the Stage acquisition was $28.3 million. As of December 31, 2015, the estimated fair value of the contingent consideration associated with the X-Body acquisition was $9.0 million. The Company recognized an expense of $0.1 million in research and development expense in the year ended December 31, 2015 related to the change in fair value of the contingent consideration.

7. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2015	2014
Construction in progress	$23,214	$—
Build-to-suit asset	9,910	—
Laboratory equipment	9,706	3,921
Computer equipment, software and other	773	198
Leasehold improvements	300	98

Property and equipment, at cost	43,903	4,217
Less: Accumulated depreciation	(1,817)	(199)

Property and equipment, net	$42,086	$4,018

Depreciation expense related to property and equipment was $1.6 million and $0.2 million for the years ended December 31, 2015 and 2014, respectively. Depreciation expense was immaterial in 2013.

8. Accrued Liabilities and Other Current Liabilities

Accrued liabilities and other current liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Accrued clinical expenses	$7,174	$564
Accrued research and development expenses	7,132	2,724
Accrued bonus expense	7,054	3,106
Accrued employee expenses	3,281	531
Accrued milestones	2,827	—
Accrued legal expenses	1,987	4,309
Accrued offering costs	—	1,456
Other	3,921	1,887

Total accrued liabilities and other current liabilities	$33,376	$14,577

9. Build-to-Suit Lease Obligation

In February 2015, the Company entered into a lease for an approximately 68,000 square foot manufacturing facility in Bothell, Washington, which commenced in March 2015. The Company is responsible for the leasehold improvements required to remodel the facility and bears the majority of the construction risk. ASC 840-40, Leases—Sale-Leaseback Transactions, requires the Company to be considered the owner of the building solely for accounting purposes during the construction period, even though it is not the legal owner. In connection with the accounting for this transaction, the Company capitalized $9.9 million as a build-to-suit property within property and equipment, net and recognized a corresponding build-to-suit lease obligation for the same amount.

The Company bifurcates its lease payments into a portion allocated to the building and a portion allocated to the parcel of land on which the building has been built. The portion of the lease payments allocated to the land is treated for accounting purposes as operating lease payments, and therefore is recorded as rent expense in the consolidated statements of operations. The portion of the lease payments allocated to the building is further bifurcated into a portion allocated to interest expense and a portion allocated to reduce the build-to-suit lease obligation.

At December 31, 2015, $0.4 million of the build-to-suit lease obligation, representing the expected reduction in the liability over the next twelve months, is classified as a current liability and $9.3 million is classified as a non-current liability on the consolidated balance sheets.

10. Common Stock

As of December 31, 2015 and 2014, there were 97,247,058 shares and 82,073,647 shares of common stock outstanding, excluding 5,153,445 shares and 8,352,714 shares, respectively, of restricted stock outstanding that are subject to vesting requirements.

As of December 31, 2015 and 2014, the Company had reserved 5,614,926 shares and 2,720,351 shares of common stock for future issuance upon the exercise of outstanding stock options and vesting of outstanding RSUs.

Each share of common stock is entitled to one vote, subject to any special voting rights of preferred stock, none of which was outstanding as of December 31, 2015 and 2014.

11. Stock-Based Compensation

Equity Incentive Plans

Until the IPO, the Company maintained and granted restricted stock awards and option awards under the 2013 Stock Incentive Plan (the “2013 Plan”) for employees, directors, consultants, and advisors to the Company. The 2013 Plan terminated as of the IPO as to future awards, but will continue to govern restricted stock awards and option awards previously granted thereunder. Upon termination of the 2013 Plan, the 453,547 shares that were then unissued and available for future award under the 2013 Plan became available under the 2014 Equity Incentive Plan (the “2014 Plan”), described below.

In December 2014, the Company’s board of directors adopted the 2014 Plan. The 2014 Plan became effective the day prior to the effective date of the registration statement for the Company’s IPO, and enables the grant of incentive and non-qualified stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, and other stock-based awards to employees, directors, consultants, and advisors to the Company. Terms of the awards, including vesting requirements, are determined by the Company’s board of directors or by a committee appointed by our board of directors. The 2014 Plan provides for an initial reserve of 6,200,000 shares, plus the 453,547 shares initially transferred from the 2013 Plan, and any share awards that subsequently are forfeited or lapse unexercised under the 2013 Plan.

The 2014 Plan provides for an annual increase in the shares available for issuance thereunder, to be added on the first day of each fiscal year, beginning with the year ending December 31, 2015 and continuing until the expiration of the 2014 Plan, equal to the lesser of (i) four percent (4%) of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year or (ii) such number of shares determined by the board of director or an authorized committee of the board of directors; provided, however, that such determination under clause (ii) will be made no later than the last day of the immediately preceding fiscal year. As of December 31, 2015, the total number of shares available for issuance pursuant to future awards under the 2014 Plan was 7,021,850. As a result of the operation of this provision, on January 1, 2016, an additional 4,096,020 shares became available for issuance under the 2014 Plan.

Generally, awards granted by the Company under the 2013 Plan and 2014 Plan vest over four years.

2014 Employee Stock Purchase Plan

In December 2014, the Company’s board of directors adopted the 2014 employee stock purchase plan (the “ESPP”). The ESPP is administered by the Company’s board of directors or by a committee appointed by the board of directors. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The initial offering period under the ESPP began on December 19, 2014 and ended on November 16, 2015, on which date participating employees purchased shares at $20.40 per share, which is 85% of the price to the public of a share of the Company’s common stock in its IPO. Following the initial offering period, the ESPP provides for consecutive six-month offering periods beginning on the first trading day on or after November 15 and May 15 of each year, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period.

The Company initially reserved 1,500,000 shares of common stock for issuance under the ESPP. As of December, 31, 2015, 67,664 shares had been issued under the ESPP. As of December 31, 2014, no shares had been issued under the ESPP.

The ESPP also provides for an annual share increase, to be added on the first day of each fiscal year, beginning with the year ending December 31, 2015 and continuing until the expiration of the ESPP, equal to the lesser of (i) one and a half percent (1.5%) of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year or (ii) such number of shares determined by the board of directors or authorized committee of the board of directors. As of December 31, 2015, the total number of shares available for future issuance pursuant to the ESPP was 2,788,731. As a result of the operation of this provision, on January 1, 2016, an additional 1,536,008 shares became available for issuance under the ESPP.

Stock-Based Compensation

Stock-based compensation expense is recognized in our consolidated statements of operations as follows (in thousands):

	Year Ended December 31,		Period from August 5, 2013 December 31, 2013
	2015	2014
Research and development	$17,089	$2,908	$125
General and administrative	14,852	3,596	—

Total stock-based compensation expense (1)	$31,941	$6,504	$125

(1)	Included in stock-based compensation expense recognized for the years ended December 31, 2015 and 2014, is $8.1 million and $2.8 million, respectively, related to service providers other than our employees, scientific founders, and directors, including $6.2 million and $2.5 million, respectively, for a former co-founding director who became a consultant upon his departure from the board of directors.

As of December 31, 2015, there was $107.2 million of total unrecognized stock-based compensation cost related to employees. Of the $107.2 million in unrecognized stock-based compensation costs, $20.3 million is related to restricted stock and RSUs, and $86.9 million is related to stock options. As of December 31, 2015, the Company expects to recognize these costs over a remaining weighted average period of 2.39 years for restricted stock and RSUs, and 3.06 years for stock options.

Restricted Stock and RSUs

A summary of the Company’s restricted stock and RSU activity is as follows:

	Shares	Weighted Average Fair Value at Date of Grant per Share
Unvested shares as of December 31, 2014	8,352,714	$1.46
Granted	395,987	49.51
Vested	(3,245,512)	0.51
Forfeited	(26,589)	0.60

Unvested shares as of December 31, 2015	5,476,600	$3.72

Management estimates expected forfeitures and recognizes compensation costs only for those equity awards expected to vest. The fair value of awards vested during the years ended December 31, 2015 and 2014 and for the period from August 5, 2013 to December 31, 2013 was $158.5 million, $21.4 million, and $0.4 million, respectively.

Stock Options

A summary of the Company’s stock option activity is as follows:

	Number of Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2014	2,720,351	$7.23
Granted	2,914,406	49.08
Exercised	(268,765)	7.39
Cancelled	(147,053)	19.20

Outstanding as of December 31, 2015	5,218,939	$30.25	9.13	$86,609

Exercisable as of December 31, 2015	806,477	$16.17	8.70	$23,160

The fair value of each stock option granted has been determined using the Black-Scholes option pricing model. The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted to employees, directors, and consultants included the following:

	December 31,
Assumptions	2015	2014
Risk free interest rate	1.53% – 2.35%	1.59% – 2.17%
Expected volatility	70% – 80%	75%
Expected life (years)	6.02 – 10	6.25 – 10
Expected dividend yield	0%	0%

For employees, scientific founders, and directors, the expected life was calculated based on the simplified method as permitted by the SEC Staff Accounting Bulletin No. 110, Share-Based Payment. For other service providers, the expected life was calculated using the contractual term of the award. Management’s estimate of expected volatility was based on available information about the historical volatility of stocks of similar publicly-traded companies for a period matching the expected term assumption and its own historical and implied future volatility. The risk-free interest rate is based on a U.S. Treasury instrument whose term is consistent with the expected life of the stock options. In addition to the assumptions above, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The weighted average grant date fair value of options granted for the years ended December 31, 2015 and 2014 was $32.51 per share and $4.86 per share, respectively. The intrinsic value of options exercised during the year ended December 31, 2015 was $10.9 million. No options were exercised as of December 31, 2014.

12. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) and the adjustments to other comprehensive income (loss) are as follows (in thousands):

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) On Available-For-Sale Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2013	$—	$—	$—
Other comprehensive loss	—	(90)	(90)

Balance at December 31, 2014	—	(90)	(90)

Other comprehensive loss	(605)	(5,388)	(5,993)

Balance at December 31, 2015	$(605)	$(5,478)	$(6,083)

13. Income Taxes

The Company recorded an income tax benefit of $2.8 million on a pre-tax loss of $242.1 million for year ended December 31, 2015. Of the $2.8 million total tax benefit, $1.7 million relates to our Germany subsidiary’s net loss incurred in the period from the acquisition date to December 31, 2015. The remaining $1.1 million of income tax benefit relates to the release of valuation allowance on the U.S. deferred tax assets as a result of the deferred tax liabilities established for definite lived intangible assets from the acquisition of X-Body.

The Celgene Collaboration Agreement became effective on July 31, 2015. In addition, on August 4, 2015 the Initial Closing under the Purchase Agreement with Celgene occurred. The Company does not expect that the $849.8 million in consideration allocable to the sale of the Company’s shares and future rights to purchase shares of common stock of the Company under the Purchase Agreement will result in gain or loss in accordance with the Internal Revenue Code. The Company has determined that the $150.2 million consideration allocable to the upfront payment for the Celgene Collaboration Agreement is fully taxable, partially in 2015, with the remainder in 2016.

Loss before income taxes is attributable to the following tax jurisdictions (in thousands):

	Year Ended December 31,		Period from August 5, 2013 to December 31, 2013
	2015	2014
United States	$236,028	$243,407	$51,820
Foreign	6,108	—	—

Loss before income taxes	$242,136	$243,407	$51,820

The components of the benefit for income taxes are as follows (in thousands):

	Year Ended December 31,		Period from August 5, 2013 to December 31, 2013
	2015	2014
Deferred:
United States	$1,100	$—	$—
Foreign	1,660	—	—

Total deferred	2,760	—	—

Provision for income taxes	$2,760	$—	$—

As of December 31, 2015 and 2014, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $167.3 million and $51.1 million, respectively, which are available to reduce future taxable income. Of these NOL carryforwards, a $3.5 million benefit will be recorded to equity when utilized. The Company also had U.S. federal and state tax credits of $14.6 million and $1.8 million as of December 31, 2015 and 2014, respectively, which may be used to offset future tax liabilities. The NOL and tax credit carryforwards will begin to expire in 2033. The NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986 (“IRC”). This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. Subsequent ownership changes may further affect the limitation in future years. The Company also has German NOL carryforwards of $4.9 million, which have an indefinite carryforward period.

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	Year Ended December 31,		Period from August 5, 2013 to December 31, 2013
	2015	2014
Federal statutory tax	35.0%	34.0%	34.0%
Foreign tax rate differential	(0.1)	—	—
Valuation allowance	(36.2)	(32.4)	(30.0)
Tax credits	3.8	0.7	0.2
Other	(1.4)	(2.3)	(4.2)

Total	1.1%	0.0%	0.0%

The effective tax rate for the years ended December 31, 2015 and 2014, and the period from August 5, 2013 to December 31, 2013, is different from the federal statutory tax rate primarily due to a valuation allowance against deferred tax assets as a result of insufficient sources of income.

The principal components of the Company’s net deferred tax liabilities are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$56,862	$17,391
Tax credit carryforwards	14,561	1,799
Acquired technology	57,369	45,534
Success payments	47,745	28,872
Stock compensation	4,342	115
Other	5,019	1,430

Gross deferred tax assets	185,898	95,141
Valuation allowance	(183,597)	(94,368)

Deferred tax assets, net of valuation allowance	2,301	773
Deferred tax liabilities:
Acquired technology	(10,540)	—
Other	(707)	(773)

Deferred tax liabilities	(11,247)	(773)

Net deferred tax liabilities	$(8,946)	$—

The valuation allowance relates primarily to net U.S. deferred tax assets from operating losses, research and development tax credit carryforwards, amounts paid and accrued to enter into various agreements for which the tax treatment requires capitalization and amortization, and success-based payments that are accrued but not yet paid for tax purposes. The Company’s deferred tax liability relates primarily to technology acquired in the acquisition of Stage.

The Company will continue to maintain a full valuation allowance on its net U.S. deferred tax assets. The assessment regarding whether a valuation allowance is required considers both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets are recoverable. In making this assessment, significant weight is given to evidence that can be objectively verified. In its evaluation, the Company considered its cumulative loss in recent years and its forecasted losses in the near-term as significant negative evidence. Based upon a review of the four sources of income identified within ASC 740, the Company determined that the negative evidence outweighed the positive evidence and a full valuation allowance on its U.S. net deferred tax assets will be maintained. The Company will continue to assess the realizability of its deferred tax assets going forward and will adjust the valuation allowance as needed. Increases in the valuation allowance were $89.2 million and $78.8 million for the years ended December 31, 2015 and 2014, respectively. The Company has determined that it is more-likely-than-not that it will realize the benefit of the losses for its Germany subsidiary and has not recorded a valuation allowance against the German deferred tax assets.

The Company follows the provisions of ASC 740, Accounting for Income Taxes, and the accounting guidance related to accounting for uncertainty in income taxes. The Company determines its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be sustained upon examination by the relevant income tax authorities. As of December 31, 2015 and 2014, the Company has no uncertain tax positions. The Company has not, as yet, conducted a study of tax credit carryforwards. Such a study, if undertaken by the Company, would not result in a material adjustment to the Company’s tax credit carryforwards. The Company will recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. The Company is generally subject to examination by the U.S. federal and local income tax authorities for all tax years in which a loss carryforward is available and is subject to examination in Germany for four years.

14. Commitments and Contingencies

Leases

The Company has entered into various non-cancelable lease agreements for its office, laboratory, and manufacturing spaces with original lease periods expiring between 2016 and 2026. In addition to minimum rent, certain leases require payment of real estate taxes, insurance, common area maintenance charges and other executory costs. These executory costs are not included in the table below. Certain of these arrangements have free or escalating rent payment provisions. The Company recognizes rent expense under such arrangements on a straight-line basis over the effective term of each lease.

The following table summarizes the Company’s future minimum lease commitments as of December 31, 2015 (in thousands):

Year ending December 31:
2016	$3,890
2017	4,983
2018	10,652
2019	10,901
2020	11,156
Thereafter	42,031

Total minimum lease payments	$83,613

Rent expense for the years ended December 31, 2015 and 2014, and for the period from August 5, 2013 to December 31, 2013 was $2.3 million, $0.9 million, and $0.1 million, respectively.

Litigation

From time to time, the Company may become involved in litigation or proceedings relating to claims arising from the ordinary course of business.

In connection with the entry by the Company into its exclusive license agreement with St. Jude in December 2013, the Company acquired control of St. Jude’s causes of action in the Penn litigation, which concerns both a patent exclusively licensed to the Company by St. Jude and a contractual dispute between St. Jude and Penn. Together with St. Jude, the Company was a party in, and was adverse to Penn and Novartis Pharmaceutical Corporation in, that litigation, which was settled by the parties in April 2015. Under a separate agreement with St. Jude, the Company agreed to reimburse a percentage of St. Jude’s reasonable legal fees incurred in connection with the litigation. For the years ended December 31, 2015 and 2014, and for the period from August 5, 2013 to December 31, 2013, the Company recorded litigation expense of $5.5 million, $3.6 million, and $0.2 million, respectively, in the statements of operations for such legal reimbursements.

15. Related-Party Transactions

The Company is party to the Celgene Collaboration Agreement, the Purchase Agreement, a voting agreement, and a registration rights agreement with Celgene, who is a holder of more than 5% of the Company’s common stock. See Note 4, Collaboration and License Agreements.

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

17. Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for the years ended December 31, 2015 and 2014. The unaudited quarterly information has been prepared on a basis consistent with the audited consolidated financial statements and includes all adjustments that the Company considers necessary for a fair presentation of the information shown. The operating results for any fiscal quarter are not necessarily indicative of the operating results for a full fiscal year or for any future period and there can be no assurances that any trend reflected in such results will continue in the future.

Year Ended December 31, 2015	First Quarter	Second Quarter (2)	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Loss from operations (1)	(65,160)	(67,965)	(23,533)	(87,442)
Net loss	(64,965)	(65,958)	(23,240)	(85,213)
Net loss per share attributable to common stockholders, basic and diluted	(0.79)	(0.79)	(0.26)	(0.89)

Year Ended December 31, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (3)
	(In thousands, except per share data)
Loss from operations	(8,320)	(12,680)	(19,818)	(191,940)
Net loss	(8,949)	(22,769)	(19,818)	(191,871)
Deemed dividends upon issuance of convertible preferred stock	—	(15,357)	(52,107)	—
Net loss attributable to common stockholders	(8,949)	(38,126)	(71,925)	(191,871)
Net loss per share attributable to common stockholders, basic and diluted	(1.41)	(5.80)	(10.50)	(13.68)

(1)	Included in loss from operations is non-cash expense associated with the success payment liabilities to FHCRC and MSK attributable to the change in value and elapsed service period as follows:

Year Ended December 31, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
Non-cash succes payment expense (gain) included in loss from operations	38,911	3,961	(25,586)	34,273

(2)	Included in loss from operations in the second quarter of 2015 is $30.8 million in upfront fees associated with the Editas and Fate collaborations.
(3)	Included in loss from operations in the fourth quarter of 2014 is $83.4 million associated with the portion of the success payment liability to FHCRC and MSK attributable to the elapsed service period and $84.1 million in upfront fees to acquire technology related to JCAR018, $20.0 million of which was paid in cash and $64.1 million was paid through the issuance of common stock.

18. Subsequent Events

In January 2016, the Company acquired AbVitro Inc., a company with a leading next-generation single cell sequencing platform. As consideration for the AbVitro Inc. acquisition, the Company paid approximately $78 million in cash and issued 1,289,188 shares of its common stock. There are no contingent consideration obligations under the terms of the AbVitro Inc. acquisition. The Company has not yet completed the initial accounting for this business combination.

In January 2016, the first clinical milestone of $20.0 million was achieved under the Company’s license agreement with Opus Bio, and the Company issued 408,068 shares of its common stock as payment.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. Management’s assessment was based on criteria described in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management reviewed the results of this assessment with our audit committee.

Our assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of Stage Cell Therapeutics GmbH, acquired on May 11, 2015, which is included in our 2015 consolidated financial statements and represents approximately 3% of our total assets as of December 31, 2015, and 2% of our total operating expenses for the year ended December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in its report, which is included below.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Juno Therapeutics, Inc.

We have audited Juno Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Juno Therapeutics, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Stage Cell Therapeutics GmbH, which is included in the 2015 consolidated financial statements of Juno Therapeutics, Inc. and constituted $37.2 million and $2.7 million of total and net assets, respectively, as of December 31, 2015 and $0.6 million and $3.9 million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Juno Therapeutics, Inc. also did not include an evaluation of the internal control over financial reporting of Stage Cell Therapeutics GmbH.

In our opinion, Juno Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Juno Therapeutics, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years ended December 31, 2015 and 2014 and the period from August 5, 2013 to December 31, 2013 of Juno Therapeutics, Inc. and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

February 29, 2016

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVES OFFICERS AND CORPORATE GOVERANCE

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2016 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after December 31, 2015, under the headings “Executive Officers,” “Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

Information required by this item will be contained in the Proxy Statement under the headings “Compensation Discussion & Analysis” and “Director Compensation,” and is incorporated herein by reference.

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

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

2. Consolidated Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

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

Date: February 29, 2016

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

Signature	Title	Date

/s/ Hans E. Bishop Hans E. Bishop	President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2016

/s/ Steven D. Harr Steven D. Harr	Chief Financial Officer and Head of Corporate Development (Principal Accounting and Financial Officer)	February 29, 2016

/s/ Howard H. Pien Howard H. Pien	Chairman of the Board	February 29, 2016

/s/ Hal V. Barron Hal V. Barron	Director	February 29, 2016

/s/ Thomas O. Daniel Thomas O. Daniel	Director	February 29, 2016

/s/ Anthony B. Evnin Anthony B. Evnin	Director	February 29, 2016

/s/ Richard Klausner Richard Klausner	Director	February 29, 2016

Signature	Title	Date

/s/ Robert T. Nelsen Robert T. Nelsen	Director	February 29, 2016

/s/ Marc Tessier-Lavigne Marc Tessier-Lavigne	Director	February 29, 2016

/s/ Mary Agnes Wilderotter Mary Agnes Wilderotter	Director	February 29, 2016

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number

1.1	Form of Underwriting Agreement	S-1/A	12/09/2014	1.1

2.1†gΔ	Share Purchase Agreement, dated May 11, 2015, by and among Dr. Herbert Stadler, Dr. Lothar Germeroth, Prof. Dr. Dirk Busch, and the registrant	8-K	05/11/2015	2.1

2.2†gΔ	Agreement and Plan of Merger, dated June 1, 2015, by and among X Acquisition Corporation, XBody, Inc., Brant Binder as stockholder representative, certain principal stockholders of X-Body, Inc., and the registrant	8-K	06/05/2015	2.1

2.3+gΔ	Agreement and Plan of Reorganization, dated January 11, 2016, by and among registrant, P. Acquisition Corporation, P Acquisition LLC, AbVitro, Inc., Fortis Advisors LLC, as securityholders’ representative, and those AbVitro stockholders made party thereto by joinder	8-K	01/11/2016	2.1

3.1	Amended and Restated Certificate of Incorporation	8-K	12/29/2014	3.1

3.2	Amended and Restated Bylaws	S-1/A	12/09/2014	3.2

4.1	Fourth Amended and Restated Investors’ Rights Agreement, dated December 5, 2014, by and among the registrant and the investors named therein	S-1/A	12/09/2014	4.1

4.2	Amendment and Waiver of Fourth Amended and Restated Investors’ Rights Agreement, dated July 27, 2015	10-Q	08/14/2015	4.2

4.3	Second Amendment to Fourth Amended and Restated Investors’ Rights Agreement, dated January 29, 2016				X

4.4	Form of Common Stock Certificate	S-1/A	12/09/2014	4.2

10.1†	Exclusive License Agreement, dated November 1, 2009, by and between City of Hope and ZetaRx, LLC, predecessor to the registrant	S-1	11/17/2014	10.1

10.2†	Amended and Restated Patent and Technology License Agreement, effective November 1, 2009, by and between Fred Hutchinson Cancer Research Center and ZetaRx, LLC, predecessor to the registrant	S-1/A	11/24/2014	10.2

10.3†	Amended and Restated Patent and Technology License Agreement, effective January 2, 2012, by and between Fred Hutchinson Cancer Research Center and ZetaRx BioSciences, Inc., predecessor to the registrant	S-1/A	11/24/2014	10.3

10.4(A)†	Collaboration Agreement, dated October 16, 2013, by and between Fred Hutchinson Cancer Research Center and the registrant	S-1/A	11/24/2014	10.4(A)

10.4(B)†	Amendment No. 1 to Collaboration Agreement, dated November 19, 2014, by and between Fred Hutchinson Cancer Research Center and the registrant	S-1/A	11/24/2014	10.4(B)

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number

10.4(C)	Amendment No. 2 to Collaboration Agreement, dated February 17, 2016, by and between Fred Hutchinson Cancer Research Center and the registrant				X

10.5(A)	Letter Agreement, dated October 16, 2013, by and between Fred Hutchinson Cancer Research Center and the registrant	S-1	11/17/2014	10.5

10.5(B)+	Amendment to Letter Agreement, dated December 21, 2015, by and between Fred Hutchinson Cancer Research Center and the registrant				X

10.6†	Amended and Restated Patent and Technology License Agreement, effective October 16, 2013, by and between Fred Hutchinson Cancer Research Center and the registrant	S-1/A	11/24/2014	10.6

10.7(A)†	Exclusive License Agreement, dated November 21, 2013, by and between Memorial Sloan Kettering Cancer Center and the registrant	S-1	11/17/2014	10.7(A)

10.7(B)†	Amendment No. 1 to Exclusive License Agreement, dated September 8, 2014, by and between Memorial Sloan Kettering Cancer Center and the registrant	S-1	11/17/2014	10.7(B)

10.8†	Master Sponsored Research Agreement, dated November 21, 2013, by and between Memorial Sloan Kettering Cancer Center and the registrant	S-1	11/17/2014	10.8

10.9†	Master Clinical Study Agreement, dated November 21, 2013, by and between Memorial Sloan Kettering Cancer Center and the registrant	S-1/A	12/16/2014	10.9

10.10(A)†	Letter Agreement, dated November 21, 2013, by and between Memorial Sloan Kettering Cancer Center and the registrant	S-1	11/17/2014	10.10

10.10(B)+	Amendment to Letter Agreement, dated December 14, 2015, by and between Memorial Sloan Kettering Cancer Center and the registrant				X

10.11(A)†	Exclusive License Agreement, dated December 3, 2013, by and between St. Jude Children’s Research Hospital, Inc. and the registrant	S-1	11/17/2014	10.11

10.11(B)†	Amendment #2 to License Agreement, dated April 4, 2015, by and between St. Jude Children’s Research Hospital, Inc. and the registrant	10-Q	08/14/2015	10.1

10.12(A)†	Exclusive License Agreement, dated February 13, 2014, by and between Seattle Children’s Hospital d/b/a Seattle Children’s Research Institute and the registrant	S-1	11/17/2014	10.12(A)

10.12(B)†	Amendment No. 1 to Exclusive License Agreement, dated August 4, 2014, by and between Seattle Children’s Hospital d/b/a Seattle Children’s Research Institute and the registrant	S-1	11/17/2014	10.12(B)

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number

10.12(C)†	Amendment No. 2 to Exclusive License Agreement, dated June 15, 2015, by and between Seattle Children’s Hospital d/b/a Seattle Children’s Research Institute and the registrant	10-Q/A	11/23/2015	10.7

10.13(A)†	Sponsored Research Agreement, dated February 13, 2014, by and between Seattle Children’s Hospital d/b/a Seattle Children’s Research Institute and the registrant	S-1	11/17/2014	10.13

10.13(B)	Amendment No. 1 to Sponsored Research Agreement, effective April 1, 2015, by and between Seattle Children’s Hospital d/b/a Seattle Children’s Research Institute and the registrant	10-Q	05/12/2015	10.4

10.14#	Offer Letter Agreement, dated September 5, 2013, by and between Hans E. Bishop and the registrant, as amended by the Side Letter Agreement dated September 16, 2013	S-1	11/17/2014	10.14

10.15#	Offer Letter Agreement, dated January 1, 2014, by and between Bernard J. Cassidy and the registrant	S-1	11/17/2014	10.15

10.16#	Offer Letter Agreement, dated January 13, 2014, by and between Mark Frohlich, M.D. and the registrant	S-1	11/17/2014	10.16

10.17#	Offer Letter Agreement, dated March 20, 2014, by and between Steven D. Harr, M.D. and the registrant	S-1	11/17/2014	10.17

10.18#	Form of Director and Executive Officer Indemnification Agreement	S-1	11/17/2014	10.18

10.19#	2013 Equity Incentive Plan, as amended	S-1	11/17/2014	10.19

10.20#	Form of Restricted Stock Purchase Agreement under the 2013 Equity Incentive Plan	S-1	11/17/2014	10.20

10.21#	Form of Stock Option Grant Notice and Option Agreement under the 2013 Equity Incentive Plan	S-1	11/17/2014	10.21

10.22#	2014 Equity Incentive Plan	S-1/A	12/09/2014	10.22

10.23(A)#	Form of Restricted Stock Unit Agreement under the 2014 Equity Incentive Plan	S-1	12/09/2014	10.23

10.23(B)#	Form of Restricted Stock Unit Agreement under the 2014 Equity Incentive Plan (with accelerated vesting)				X

10.24(A)#	Form of Stock Option Grant Notice and Option Agreement under the 2014 Equity Incentive Plan	S-1	12/09/2014	10.24

10.24(B)#	Form of Stock Option Grant Notice and Option Agreement under the 2014 Equity Incentive Plan (with accelerated vesting)				X

10.25#	2014 Employee Stock Purchase Plan	S-1	12/09/2014	10.25

10.26	Sublease Agreement, dated November 22, 2013, by and between Seattle Biomedical Research Institute and the registrant	S-1	11/17/2014	10.26

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number

10.27	Sublease Agreement, dated November 20, 2014, by and between Seattle Biomedical Research Institute and the registrant	S-1/A	11/24/2014	10.27

10.28#	Executive Incentive Compensation Plan	S-1/A	12/09/2014	10.28

10.29(A)†	Exclusive License Agreement, dated December 3, 2014, by and between Opus Bio, Inc. and the registrant	S-1/A	12/09/2014	10.29

10.29(B)+	Amendment No. 1 to Exclusive License Agreement, effective November 9, 2015, by and between Opus Bio, Inc. and the registrant				X

10.30(A)	Lease, dated as of February 2, 2015, by and between BMR-217th Place LLC and the registrant	8-K	02/09/2015	10.1

10.30(B)	First Amendment to Lease, dated July 31, 2015, by and between BMR-217th Place LLC and the registrant	10-Q	08/14/2015	10.13

10.31(A)	Lease Agreement, dated as of April 6, 2015, by and between ARE-Seattle No. 16, LLC and the registrant	8-K	04/07/2015	10.1

10.31(B)	First Amendment to Lease Agreement, dated May 21, 2015, by and between ARE-Seattle No. 16, LLC and the registrant	10-Q	08/14/2015	10.4

10.31(C)	Second Amendment to Lease Agreement, effective September 30, 2015, by and between ARE-Seattle No. 16, LLC and the registrant	10-Q	11/12/2015	10.1

10.32(A)#	2015 Non-Employee Director Compensation Program, adopted April 3, 2015 (effective for 2015)	10-Q	05/12/2015	10.3

10.32(B)#	Non-Employee Director Compensation Policy, adopted December 7, 2015 (effective beginning January 1, 2016) and Restricted Stock Unit Election Form thereunder				X

10.33†	Non-Exclusive Sublicense Agreement, effective April 7, 2015, by and among Novartis Institutes for Biomedical Research, Inc., The Trustees of the University of Pennsylvania, and the registrant	10-Q	08/14/2015	10.2

10.34†	Amended and Restated Master Research and Collaboration Agreement, dated August 13, 2015, by and among Celgene Corporation, Celgene RIVOT Ltd., and the registrant	10-Q	08/14/2015	10.12

10.35†	Share Purchase Agreement, dated June 29, 2015, by and among Celgene Corporation, Celgene RIVOT Ltd., and the registrant	8-K	06/29/2015	10.1

10.36	Voting and Standstill Agreement, dated June 29, 2015, by and among Celgene Corporation, Celgene RIVOT Ltd., and the registrant	8-K	06/29/2015	10.2

10.37	Registration Rights Agreement, dated June 29, 2015, by and among Celgene Corporation, Celgene RIVOT Ltd., and the registrant	8-K	06/29/2015	10.3

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number

10.38#	Offer Letter with Hyam Levitsky, dated May 27, 2015	10-Q	08/14/2015	10.8

10.39#	Offer Letter with Robert Azelby, dated September 28, 2015	10-Q	11/12/2015	10.2

10.40#	Change in Control and Severance Plan				X

21	Subsidiaries of the registrant				X

23.1	Consent of independent registered public accounting firm				X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)				X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

101	The following materials from the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit), and (v) Notes to the Consolidated Financial Statements.				X

†	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.
#	Indicates management contract or compensatory plan.
+	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the Securities and Exchange Commission.
g	The representations and warranties contained in this agreement were made only for purposes of the transactions contemplated by the agreement as of specific dates and may have been qualified by certain disclosures between the parties and a contractual standard of materiality different from those generally applicable under securities laws, among other limitations. The representations and warranties were made for purposes of allocating contractual risk between the parties to the agreement and should not be relied upon as a disclosure of factual information about the registrant or the transactions contemplated thereby.
Δ	The exhibits and schedules to this agreement have been omitted in reliance on Item 601(b)(2) of Regulation S-K promulgated by the Securities and Exchange Commission, and a copy thereof will be furnished supplementally to the Securities and Exchange Commission upon its request.

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