Form 10-Q
period 2016-03-31
Juno Therapeutics, Inc.
filed 2016-05-10
CIK 1594864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of the registrant’s common stock as of May 3, 2016 was 105,535,597.

Juno Therapeutics, Inc.

Quarterly Report on Form 10-Q

Juno Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$316,007	$252,398
Marketable securities	630,963	691,013
Prepaid expenses and other current assets	8,986	8,428

Total current assets	955,956	951,839
Property and equipment, net	44,970	42,086
Long-term marketable securities	178,290	272,888
Goodwill	221,306	122,092
Intangible assets	80,582	50,177
Other assets	8,815	6,046

Total assets	$1,489,919	$1,445,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,168	$4,248
Accrued liabilities and other current liabilities	31,243	33,376
Success payment liabilities	48,677	64,829
Contingent consideration	9,238	1,905
Deferred revenue	15,349	15,370

Total current liabilities	106,675	119,728
Build-to-suit lease obligation, less current portion	9,167	9,294
Contingent consideration, less current portion	27,016	35,361
Deferred revenue, less current portion	126,012	129,831
Deferred tax liabilities	8,592	8,946
Other long-term liabilities	573	435

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized at March 31, 2016 and December 31, 2015; 0 shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value, 495,000,000 shares authorized at March 31, 2016 and December 31, 2015; 101,165,380 and 97,247,058 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	10	10
Additional paid-in-capital	1,873,569	1,733,263
Accumulated other comprehensive loss	(4,900)	(6,083)
Accumulated deficit	(656,795)	(585,657)

Total stockholders’ equity	1,211,884	1,141,533

Total liabilities and stockholders’ equity	$1,489,919	$1,445,128

See accompanying notes.

Juno Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue	$9,775	$—
Operating expenses:
Research and development	73,722	57,799
General and administrative	15,954	7,361

Total operating expenses	89,676	65,160

Loss from operations	(79,901)	(65,160)
Interest income, net	1,341	195
Other income, net	69	—

Loss before income taxes	(78,491)	(64,965)
Benefit from income taxes	7,353	—

Net loss	$(71,138)	$(64,965)

Net loss per share, basic and diluted	$(0.72)	$(0.79)

Weighted average common shares outstanding, basic and diluted	99,297,641	82,507,813

See accompanying notes.

Juno Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(71,138)	$(64,965)
Other comprehensive income:
Unrealized gain on marketable securities	107	72
Foreign currency translation	1,076	—

Total other comprehensive income	1,183	72

Comprehensive loss	$(69,955)	$(64,893)

See accompanying notes.

Juno Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(71,138)	$(64,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,240	1,041
Non-cash stock-based compensation	13,005	5,415
Non-cash expense in connection with equity issuance	23,227	—
Deferred income taxes	(701)	—
Deferred tax benefit recorded in connection with acquisition	(6,655)	—
Change in fair value of success payment liabilities	(6,583)	38,910
Change in fair value of contingent consideration	(1,012)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,250)	(1,650)
Accounts payable, accrued liabilities and other liabilities	(4,455)	(400)
Deferred revenue	(3,843)	—

Net cash used in operating activities	(58,165)	(21,649)
INVESTING ACTIVITIES
Purchases of marketable securities	(150,519)	(181,313)
Sales and maturities of marketable securities	303,315	15,201
Acquisitions, net of cash acquired	(74,575)	—
Purchase of property and equipment	(4,036)	(2,342)

Net cash provided by (used in) investing activities	74,185	(168,454)
FINANCING ACTIVITIES
Payments of issuance costs related to issuance of common stock	—	(1,683)
Proceeds from issuance of common stock to strategic partner	47,000	—
Proceeds from exercise of stock options	679	—
Payments of build-to-suit lease obligation	(87)	(24)

Net cash provided by (used in) financing activities	47,592	(1,707)
Effect of exchange rate changes on cash and cash equivalents	(3)	—
Net increase (decrease) in cash and cash equivalents	63,609	(191,810)
Cash and cash equivalents at beginning of period	252,398	355,968

Cash and cash equivalents at end of period	$316,007	$164,158

SUPPLEMENTAL CASH FLOW INFORMATION
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,817	$610

Amounts capitalized under build-to-suit leases	$—	$9,910

Issuance of common stock for acquisitions	$46,914	$—

Issuance of common stock for success payments	$9,481	$—

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

In January 2016, the Company acquired AbVitro, Inc., (“AbVitro”) a company with a leading next-generation single cell sequencing platform. See Note 2, Acquisition. The AbVitro acquisition is intended to augment the Company’s capabilities to create engineered T cells against a broad array of cancer targets. The Company will initially use this technology in its translation research assays, to find and generate fully-human TCRs and antibodies, and to find novel targets.

The Company is subject to a number of risks similar to other biopharmaceutical companies in the early stage, including, but not limited to, possible failure of preclinical testing or clinical trials, the need to obtain marketing approval for its product candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s products, protection of proprietary technology, and the need to obtain adequate additional funding. If the Company, or any commercialization partner for the Company’s product candidates, does not successfully commercialize any of the Company’s product candidates, the Company will not be able to generate product revenue or achieve profitability. As of March 31, 2016, the Company had an accumulated deficit of $656.8 million.

The financial data as of December 31, 2015 is derived from the Company’s audited financial statements, which are included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2016 (the “2015 Annual Report”), and should be read in conjunction with the audited financial statements and notes thereto. The Company’s significant accounting policies are described in Note 2 to the financial statements included in the 2015 Annual Report. Certain prior period amounts have been reclassified to conform to the current period presentation. For the three months ended March 31, 2015, $0.7 million was reclassified from litigation to general and administrative on the condensed consolidated statements of operations. This reclassification does not have a material impact on the Company’s condensed consolidated financial statements.

The accompanying interim balance sheet as of March 31, 2016, the statements of operations, comprehensive loss and cash flows for the three months ended March 31, 2016 and 2015 and the related footnote disclosures are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2016 and its results of operations, comprehensive loss, and cash flows for the three months ended March 31, 2016 and 2015. The results for the three months ended March 31, 2016 and 2015 are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from such estimates. See Note 2 to the audited financial statements included in the 2015 Annual Report for additional discussion of these estimates and assumptions.

The Company utilizes significant estimates and assumptions in determining the estimated success payment and contingent consideration liabilities and associated expense or gain at each balance sheet date. A small change in the Company’s stock price may have a relatively large change in the estimated fair value of the success payment liability and associated expense or gain. Changes in the probabilities and estimated timing of milestones used in the calculation of the contingent consideration liability may have a relatively large impact of the resulting liability and associated expense or gain.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation—Stock Compensation (Topic 718), intended to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective on January 1, 2017, with early adoption permitted. The Company is evaluating the impact of adopting the new accounting guidance on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new guidance requires lessees to recognize the assets and liabilities arising from leases on the balance sheet and additional qualitative and quantitative disclosures will be required. The amendment is effective on January 1, 2019, with early application permitted. The Company is evaluating the impact of adopting the new accounting guidance on its consolidated financial statements.

In 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers (Topic 606), amended by ASU No. 2015-14. This new standard will replace all current GAAP guidance on this topic and establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption permitted beginning January 1, 2017. The Company is evaluating the impact of adopting the new accounting guidance on its consolidated financial statements.

2. Acquisition

Acquisition of AbVitro

On January 8, 2016, the Company completed the acquisition of 100% of the outstanding equity in AbVitro. The Company paid approximately $74.7 million in cash and issued an aggregate of 1,289,188 shares of the Company’s common stock valued at $46.9 million based on the closing stock price on January 8, 2016 of $36.39 per share. An additional $2.2 million was recorded as post-combination research and development expense in the first quarter of 2016 in connection with the accelerated vesting of employee stock options. Additionally, 24,446 restricted stock units (“RSUs”) were granted to former AbVitro employees, which shares are subject to monthly vesting over three years following the closing of the transaction, contingent on such employees continuing to provide services to the Company through such vesting dates. These will be accounted for as post-acquisition compensation expenses. There are no milestone payment obligations under the terms of the AbVitro acquisition.

The elements of the purchase consideration are as follows (in thousands):

Cash paid	$74,729
Common stock issued (1)	46,914

Total consideration	$121,643

(1)	Based on the share purchase agreement, the purchase consideration included 1,289,188 shares of the Company’s common stock. The closing stock price on the transaction date was $36.39 per share.

The allocation of the purchase price is based on estimates of the fair value of assets acquired and liabilities assumed as of the acquisition date. The components of the purchase price allocation are as follows (in thousands):

Net working capital	$66
Deferred tax liabilities, net of tax attributes	(6,655)
Acquired in-process research and development	29,017
Goodwill	99,215

Total consideration	$121,643

The fair value of the acquired in-process research and development (“IPR&D”) has been estimated using the replacement cost method. Under this method, the Company estimated the cost to recreate the technology and derived an estimated value to develop the technology. IPR&D assets are required to be classified as indefinite-lived assets until they become definite lived assets upon the successful completion or the abandonment of the associated research and development effort. Accordingly, during the development period after the date of acquisition, we do not expect these assets to begin to be amortized until the first instance they are used for translational assays. At that time, the Company will determine the useful life of the asset and begin amortization. If the associated research and development effort is abandoned, the related IPR&D assets will be written-off and an impairment charge recorded.

The excess of the purchase price over the estimated fair value of the tangible net assets and identifiable intangible assets acquired was recorded as goodwill. The factors contributing to the recognition of the amount of goodwill in the AbVitro acquisition include the ability to accelerate the generation of binders that recognize known targets and discover novel cancer antigen targets. The acquisition also provides the Company with the ability to utilize translational assays to provide a better understanding of the natural immune response to cancer as well as to interrogate and monitor the immune system of patients during treatment. None of the goodwill is expected to be deductible for income tax purposes.

Post-Acquisition and Pro Forma Consolidated Financial Information

The AbVitro acquisition did not have a material impact on the Company’s condensed consolidated statements of operations, and therefore actual and pro forma disclosures have not been presented. The intangible assets acquired in the AbVitro acquisition are IPR&D, and as such, there would be no pro forma adjustment needed for the amortization of intangible assets.

Transaction Costs

The Company incurred approximately $0.4 million of direct transaction costs related to the AbVitro acquisition for the three months ended March 31, 2016. These costs are included in general and administrative expenses in the condensed consolidated statements of operations.

3. Collaboration and License Agreements

Celgene

The Company is party to a Master Research and Collaboration Agreement (“Celgene Collaboration Agreement”) with Celgene Corporation and one of its wholly owned subsidiaries (together, “Celgene”) pursuant to which the Company and Celgene agreed to collaborate on researching, developing, and commercializing novel cellular therapy product candidates and other immuno-oncology and immunology therapeutics, including, in particular, CAR and TCR product candidates. The Company is also party to a Share Purchase Agreement (the “Celgene Share Purchase Agreement”) with Celgene. The Celgene Collaboration Agreement and Celgene Share Purchase Agreement, and the Company’s accounting analysis pertaining to these agreements, are described in Note 4 of the financial statements included in the 2015 Annual Report.

The Company recognized revenue of $3.8 million in the three months ended March 31, 2016 in connection with the Celgene Collaboration Agreement.

In March 2016, following the filing of the 2015 Annual Report, Celgene exercised its annual right to purchase additional shares of the Company’s common stock to “top-up” its ownership interest in the Company. Celgene purchased 1,137,593 shares at a price of $41.32 per share, for an aggregate cash purchase price of $47.0 million. As Celgene did not exercise the top-up right in full to reach 10% ownership that would have been permitted by the top-up right, the top-up right that will be triggered by the filing of the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2016 will only permit Celgene to top-up its ownership stake of the Company’s common stock to 9.76%.

In April 2016, Celgene exercised its opt-in right to develop and commercialize product candidates from the Company’s CD19 program outside North America and China. See Note 12, Subsequent Events.

Fred Hutchinson Cancer Research Center

In October 2013, the Company entered into a collaboration agreement with the Fred Hutchinson Cancer Research Center (“FHCRC”) focused on research and development of cancer immunotherapy products and a license agreement pertaining to certain patent rights. The Company also granted FHCRC rights to certain share-based success payments. The collaboration agreement, license agreement, the share-based success payments, and the Company’s accounting analysis pertaining to these agreements and share-based success payments, are described in Note 4 of the financial statements included in the 2015 Annual Report. In December 2015, the Company entered into an agreement with FHCRC to support the establishment of a clinical immunotherapy trial unit.

Excluding the expense or gain related to success payment obligations, the Company recognized $4.5 million and $2.0 million of research and development expenses in connection with its collaboration and funding agreements with FHCRC for the three months ended March 31, 2016 and 2015, respectively.

The estimated fair value of the total success payment obligation to FHCRC, after giving effect to the success payments achieved and paid in December 2015, was approximately $56.1 million and $67.3 million as of March 31, 2016 and December 31, 2015, respectively. With respect to the FHCRC success payment obligations, the Company recognized a gain of $4.7 million and expense of $27.2 million in the three months ended March 31, 2016 and 2015, respectively, which was recorded in research and development expense. The gain and expense recorded represents the change in the FHCRC success payment liability during such periods, and three months of accrued expenses. The FHCRC success payment liabilities on the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015 were $29.0 million and $33.8 million, respectively.

The Company’s liability for share-based success payments under the FHCRC collaboration is carried at fair value and recognized as expense over the term of the six-year collaboration agreement. To determine the estimated fair value of the success payment liability, the Company uses a Monte Carlo simulation methodology which models the future movement of stock prices based on several key variables. The following variables were incorporated in the calculation of the estimated fair value of the success payment liability as of the following balance sheet dates:

Assumptions	March 31, 2016	December 31, 2015
Fair value of common stock	$38.09	$43.97
Risk free interest rate	1.30%-1.66%	1.89%-2.20%
Expected volatility	70%	70%
Expected term (years)	5.54-8.54	5.79-8.79

The computation of expected volatility was estimated using a combination of available information about the historical volatility of stocks of similar publicly-traded companies for a period matching the expected term assumption and the Company’s historical and implied volatility. The risk free interest rate and expected term assumptions depend on the estimated timing of U.S. Food & Drug Administration (“FDA”) approval. In addition, the Company incorporated the estimated number and timing of valuation measurement dates in the calculation of the success payment liability.

Memorial Sloan Kettering Cancer Center

In November 2013, the Company entered into a sponsored research agreement with Memorial Sloan Kettering Cancer Center (“MSK”) focused on research and development relating to CAR T cell technology and a license agreement pertaining to certain patent rights and intellectual property rights related to certain know-how. The Company also granted MSK rights to certain share-based success payments. The sponsored research agreement, license agreement, the share-based success payments, and the Company’s accounting analysis pertaining to these agreements and share-based success payments, are described in Note 4 of the financial statements included in the 2015 Annual Report. The Company is also party to clinical study agreements with MSK.

Excluding the expense or gain related to success payment obligations, the Company recognized $0.7 million and $1.0 million of research and development expenses in connection with its research and clinical agreements with MSK for the three months ended March 31, 2016 and 2015, respectively.

The estimated fair value of the total success payment obligation to MSK, after giving effect to the success payment achieved in December 2015 and paid in March 2016, was approximately $33.7 million and $48.9 million as of March 31, 2016 and December 31, 2015, respectively. With respect to the MSK success payment obligations, the Company recognized a gain of $1.9 million and expense of $11.7 million in the three months ended March 31, 2016 and 2015, respectively, which were recorded in research and development expense. The gain and expense recorded represents the change in the MSK success payment liability during such periods, and three months of accrued expense. The MSK success payment liabilities on the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015 were $19.7 million and $31.0 million, respectively.

The Company’s liability for share-based success payments under the MSK collaboration is carried at fair value and recognized as expense over the term of the five-year collaboration agreement. To determine the estimated fair value of the success payment liability, the Company uses a Monte Carlo simulation methodology which models the future movement of stock prices based on several key variables. The following variables were incorporated in the calculation of the estimated fair value of the success payment liability as of the following balance sheet dates:

Assumptions	March 31, 2016	December 31, 2015
Fair value of common stock	$38.09	$43.97
Risk free interest rate	1.32%-1.67%	1.91%-2.20%
Expected volatility	70%	70%
Expected term (years)	5.64-8.64	5.89-8.89

The computation of expected volatility was estimated using a combination of available information about the historical volatility of stocks of similar publicly-traded companies for a period matching the expected term assumption and the Company’s historical and implied volatility. The risk free interest rate and expected term assumptions depend on the estimated timing of FDA approval. In addition, the Company incorporated the estimated number and timing of valuation measurement dates in the calculation of the success payment liability.

St. Jude Children’s Research Hospital/Novartis

The Company is party to a license agreement with St. Jude (“St. Jude License Agreement”) pertaining to certain patent rights owned by St. Jude. In connection with the April 2015 settlement of Trustees of the University of Pennsylvania v. St. Jude Children’s Research Hospital, Civil Action No. 2:13-cv-01502-SD (E.D. Penn.), in which the Company was a party (the “Penn Litigation”), the Company entered into a sublicense agreement (the “Penn/Novartis Sublicense Agreement”) with the Trustees of the University of Pennsylvania and an affiliate of Novartis pursuant to which the Company granted to Novartis a sublicense pertaining to patent rights licensed to the Company under the St. Jude License Agreement. The St. Jude License Agreement and the Penn/Novartis Sublicense Agreement are described in Note 4 of the financial statements included in the 2015 Annual Report.

In January 2016, a clinical milestone was met under both the Penn/Novartis Sublicense Agreement and the St. Jude License Agreement, pursuant to which the Company received a payment of $5.8 million from Novartis, and the Company made a corresponding payment to St. Jude of $5.0 million.

Seattle Children’s Research Institute

In February 2014, the Company entered into a sponsored research agreement with Seattle Children’s Research Institute (“SCRI”) and a license agreement with SCRI pertaining to certain patent rights. The Company is also party to clinical support and manufacturing services agreements with SCRI related to the Company’s JCAR017 trials. The sponsored research agreement, license agreement, and clinical support agreement with SCRI are described in Note 4 of the financial statements included in the 2015 Annual Report.

The Company recognized $0.8 million and $0.2 million of research and development expenses in connection with its sponsored research, clinical support and manufacturing services agreements with SCRI for the three months ended March 31, 2016 and 2015, respectively.

Opus Bio

The Company is party to a license agreement with Opus Bio, Inc. (“Opus Bio”) pertaining to certain patent rights and data. The license agreement is described in Note 4 of the financial statements included in the 2015 Annual Report.

Two milestones under the license agreement were achieved in the first quarter of 2016, for which the Company issued a total of 603,364 shares of its common stock as payment and recorded research and development expense of $23.2 million based on the fair value of the common stock on the date the milestones were achieved. After giving effect to the achievement of these milestones, as of March 31, 2016, one milestone required to be paid in equity in the amount of $25.0 million remains to be achieved, along with up to $215.0 million in milestones payable in cash.

Fate Therapeutics

The Company is party to a collaboration and license agreement with Fate Therapeutics, Inc. (“Fate Therapeutics”), to identify and utilize small molecules to modulate the Company’s genetically-engineered T cell product candidates to improve their therapeutic potential for cancer patients. The collaboration and license agreement is described in Note 4 of the financial statements included in the 2015 Annual Report. The Company recognized $0.5 million of research and development expense in connection with its collaboration agreement with Fate Therapeutics for the three months ended March 31, 2016.

Editas Medicine

In May 2015, the Company entered into a collaboration and license agreement with Editas Medicine, Inc. (“Editas”), to pursue research programs utilizing Editas’ genome editing technologies with Juno’s CAR and TCR technologies. The collaboration and license agreement is described in Note 4 of the financial statements included in the 2015 Annual Report. The Company recognized $0.7 million of research and development expense in connection with its collaboration agreement with Editas for the three months ended March 31, 2016.

4. Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	March 31, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$205,726	$—	$—	$205,726
Commercial paper	82,454	—	—	82,454
U.S. government and agency securities	6,997	1	—	6,998

Total cash equivalents	295,177	1	—	295,178

Marketable securities:
Commercial paper	85,262	—	—	85,262
U.S. government and agency securities	400,730	142	(109)	400,763
Corporate debt securities	144,987	48	(97)	144,938

Total marketable securities	630,979	190	(206)	630,963

Long-term marketable securities:
U.S. government and agency securities	132,977	74	(51)	133,000
Corporate debt securities	43,479	32	(21)	43,490
Equity securities	7,190	—	(5,390)	1,800

Total long-term marketable securities	$183,646	$106	$(5,462)	$178,290

	December 31, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$177,164	$—	$—	$177,164
Commercial paper	45,352	—	—	45,352
U.S. government and agency securities	2,000	—	—	2,000
Corporate debt securities	5,040	—	—	5,040

Total cash equivalents	229,556	—	—	229,556

Marketable securities:
Commercial paper	73,078	—	—	73,078
U.S. government and agency securities	470,519	2	(485)	470,036
Corporate debt securities	148,143	1	(245)	147,899

Total marketable securities	691,740	3	(730)	691,013

Long-term marketable securities:
U.S. government and agency securities	204,551	1	(770)	203,782
Corporate debt securities	65,898	33	(195)	65,736
Equity securities	7,190	—	(3,820)	3,370

Total long-term marketable securities	$277,639	$34	$(4,785)	$272,888

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	March 31, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. government and agency securities	$192,452	$(109)	$—	$—	$192,452	$(109)
Corporate debt securities	70,369	(97)	—	—	70,369	(97)

Total marketable securities	262,821	(206)	—	—	262,821	(206)

Long-term marketable securities:
U.S. government and agency securities	59,339	(51)	—	—	59,339	(51)
Corporate debt securities	15,052	(21)	—	—	15,052	(21)
Equity securities	1,800	(5,390)	—	—	1,800	(5,390)

Total long-term marketable securities	$76,191	$(5,462)	$—	$—	$76,191	$(5,462)

	December 31, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. government and agency securities	$457,641	$(485)	$—	$—	$457,641	$(485)
Corporate debt securities	144,499	(245)	—	—	144,499	(245)

Total marketable securities	602,140	(730)	—	—	602,140	(730)

Long-term marketable securities:
U.S. government and agency securities	190,767	(770)	—	—	190,767	(770)
Corporate debt securities	50,591	(195)	—	—	50,591	(195)
Equity securities	3,370	(3,820)	—	—	3,370	(3,820)

Total long-term marketable securities	$244,728	$(4,785)	$—	$—	$244,728	$(4,785)

The Company evaluated its securities for other-than-temporary impairment and considers the decline in market value for the securities to be primarily attributable to current economic and market conditions. For the debt securities, it is not more likely than not that the Company will be required to sell the securities, and the Company does not intend to do so prior to the recovery of the amortized cost basis. The unrealized loss for equity securities is related to the Company’s investment in Fate Therapeutics. The Company has evaluated the near-term prospects of the Fate Therapeutics investment in relation to the severity and duration of the impairment and based on that evaluation, the Company expects that a recovery in the fair value to at least the cost basis of the equity security will occur in an acceptable forecast period and has the ability and intent to hold this investment until a recovery of fair value. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of March 31, 2016 and December 31, 2015, and the associated unrealized losses were included in accumulated other comprehensive income (loss).

All marketable securities have an effective maturity date of three years or less and are available for use and therefore classified as available-for-sale.

5. Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$205,726	$—	$—	$205,726
Commercial paper	—	167,716	—	167,716
U.S. government and agency securities	—	540,761	—	540,761
Corporate debt securities	—	188,428	—	188,428
Equity securities	1,800	—	—	1,800

Total financial assets	$207,526	$896,905	$—	$1,104,431

Financial Liabilities:
Success payments liabilities	$—	$—	$48,677	$48,677
Contingent consideration	—	—	36,254	36,254

Total financial liabilities	$—	$—	$84,931	$84,931

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$177,164	$—	$—	$177,164
Commercial paper	—	118,430	—	118,430
U.S. government and agency securities	—	675,818	—	675,818
Corporate debt securities	—	218,675	—	218,675
Equity securities	3,370	—	—	3,370

Total financial assets	$180,534	$1,012,923	$—	$1,193,457

Financial Liabilities:
Success payment liabilities	$—	$—	$64,829	$64,829
Contingent consideration	—	—	37,266	37,266

Total financial liabilities	$—	$—	$102,095	$102,095

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

	Success Payment Liabilities	Contingent Consideration	Total
Balance at December 31, 2015	$64,829	$37,266	$102,095
Payments	(9,569)	—	(9,569)
Changes in fair value (1)	(6,583)	(1,012)	(7,595)

Balance at March 31, 2016	$48,677	$36,254	$84,931

(1)	The amount of success payments achieved and changes in fair value for success payment liabilities and contingent consideration are recorded in research and development expense in the condensed consolidated statements of operations.

As of March 31, 2016 and December 31, 2015, the estimated fair value of the success payment obligations, after giving effect to the success payments achieved by FHCRC and MSK, was approximately $89.8 million and $116.2 million, respectively. Included in research and development expense for the three months ended March 31, 2016 and 2015 was a gain of $6.6 million and an expense of $38.9 million, respectively, related to success payments. See Note 3, Collaboration and License Agreements, to these condensed consolidated financial statements, as well as Note 4 to the financial statements included in the 2015 Annual Report, for additional discussion of estimated fair value of the success payment obligations.

The Company utilizes significant estimates and assumptions in determining the estimated success payment liability and associated expense at each balance sheet date. A small change in the Company’s stock price may have a relatively large change in the estimated fair value of the success payment liability and associated expense.

In connection with the acquisitions of Stage Cell Therapeutics GmbH (“Stage”) and X-Body, Inc. (“X-Body”) in the second quarter of 2015, the Company agreed to pay additional amounts based on the achievement of certain milestones. This contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant. The Company assesses these estimates on an on-going basis as additional data impacting the assumptions is obtained.

Contingent consideration may change significantly as development progresses and additional data are obtained, impacting the Company’s assumptions regarding probabilities of successful achievement of related milestones used to estimate the fair value of the liability and the timing in which they are expected to be achieved. In evaluating the fair value information, judgment is required to interpret the data used to develop the estimates. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions and/or different valuation techniques could result in materially different fair value estimates.

The significant unobservable inputs used in the measurement of fair value of the Company’s contingent consideration are probabilities of successful achievement of the milestones, the period in which these milestones are expected to be achieved ranging from 2016 to 2043, and a discount rate of 17%. Significant increases or decreases in any of the probabilities of success and other inputs would result in a significantly higher or lower fair value measurement, respectively.

As of March 31, 2016, the estimated fair values of the contingent consideration associated with the Stage and X-Body acquisitions were $29.6 million and $6.7 million, respectively. The Company recognized a gain of $1.0 million, which was recorded in research and development expense, in the three months ended March 31, 2016 related to the change in fair value of the contingent consideration.

6. Stock-Based Compensation

Stock-Based Compensation

Stock-based compensation expense is recognized in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development (1)	$10,291	$3,635
General and administrative	4,927	1,780

Total stock-based compensation expense (2)	$15,218	$5,415

(1)	Included in research and development stock-based compensation expense for the three months ended March 31, 2016 was $2.2 million related to the payout of employee options in connection with the AbVitro acquisition.

(2)	Included in stock-based compensation expense recognized for the three months ended March 31, 2016 and 2015, is $1.6 million and $2.8 million, respectively, related to service providers other than employees, scientific founders, and directors, including $1.2 million and $1.9 million, respectively, for a former cofounding director who became a consultant upon his departure from the board of directors.

Total stock-based compensation cost related to unvested awards not yet recognized and the weighted average periods over which the awards are expected to be recognized as of March 31, 2016 are as follows:

	Stock Options	Restricted Stock and RSUs
Unrecognized stock-based compensation cost (in thousands)	$117,582	$22,362
Expected weighted average period compensation costs to be recognized (years)	3.15	2.22

Restricted Stock and RSUs

A summary of the Company’s restricted stock and RSU activity is as follows:

	Restricted Stock and RSUs	Weighted Average Fair Value at Date of Grant per Share
Unvested shares as of December 31, 2015	5,476,600	$3.72
Granted	159,976	35.53
Vested	(653,583)	1.16

Unvested shares as of March 31, 2016	4,982,993	$5.07

Management estimates expected forfeitures and recognizes compensation costs only for those equity awards expected to vest.

Stock Options

A summary of the Company’s stock option activity is as follows:

	Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2015	5,218,939	$30.25	9.13	$86,609
Granted	2,398,336	26.93
Exercised	(102,493)	6.63
Forfeited/Cancelled	(44,133)	50.33

Outstanding as of March 31, 2016	7,470,649	$29.39	9.21	$96,239

Exercisable as of March 31, 2016	1,004,008	$19.41	8.68	$21,684

The fair value of each stock option granted has been determined using the Black-Scholes option pricing model. The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted to employees, directors, and consultants included the following:

Assumptions	Three Months Ended March 31, 2016
Risk free interest rate	1.31% - 1.78%
Expected volatility	70%
Expected life (years)	6.02 - 9.02
Expected dividend yield	0%

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

7. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) and the adjustments to other comprehensive income (loss) are as follows (in thousands):

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) on Available-for-sale Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2015	$(605)	$(5,478)	$(6,083)
Other comprehensive income	1,076	107	1,183

Balance at March 31, 2016	$471	$(5,371)	$(4,900)

8. Income Taxes

The Company recorded an income tax benefit of $7.4 million on a pre-tax loss of $78.5 million for the three months ended March 31, 2016. Of the total income tax benefit, $6.7 million relates to the release of valuation allowance on the U.S. deferred tax assets as a result of the deferred tax liabilities established for intangible assets from the acquisition of AbVitro, net of tax attributes. The remainder relates to the benefit associated with the net loss incurred by the Company’s German subsidiary in the three months ended March 31, 2016.

The Company maintains a full valuation allowance on its net U.S. deferred tax assets. The assessment regarding whether a valuation allowance is required considers both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets are recoverable. In making this assessment, significant weight is given to evidence that can be objectively verified. In its evaluation, the Company considered its cumulative loss in recent years and its forecasted losses in the near-term as significant negative evidence. Based upon a review of the four sources of income identified within ASC 740, the Company determined that the negative evidence outweighed the positive evidence and a full valuation allowance on its U.S. net deferred tax assets will be maintained. The Company will continue to assess the realizability of its deferred tax assets going forward and will adjust the valuation allowance as needed. The Company has determined that it is more-likely-than-not that it will realize the benefit of the losses for its German subsidiary and has not recorded a valuation allowance against the German deferred tax assets.

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

The Company applies judgment in the determination of the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. As of March 31, 2016 and December 31, 2015, the Company had no material unrecognized or uncertain tax benefits.

9. Net Loss per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. The Company’s potentially dilutive shares, which include unvested restricted stock, unvested RSUs, options to purchase common stock, and potential shares issued for success payments, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The amounts in the table below were excluded from the calculation of diluted net loss per share for the periods indicated due to their anti-dilutive effect:

	As of March 31,
	2016	2015
Unvested restricted stock and RSUs	4,982,993	7,598,095
Options to purchase common stock	7,470,649	3,840,931
Estimated number of shares issued for success payments (1)	—	3,379,492

Total	12,453,642	14,818,518

(1)	Represents the number of shares that would be issued if the success payment valuation date had been March 31, 2015. The Company’s common stock price per share was $60.66 at March 31, 2015 which would have resulted in a success payment of $205 million ($125 million for FHCRC and $80 million for MSK). The number of shares issued, for the purpose of this presentation, is calculated by dividing the success payment by the stock price per share on the valuation date. At March 31, 2016 the Company’s stock price was below the threshold that would require additional payments to FHCRC or MSK, therefore no shares are included.

10. Commitments and Contingencies

Leases

The Company has entered into various lease agreements for its office, laboratory, and manufacturing spaces with original lease periods expiring between 2016 and 2026. In addition to minimum rent, certain leases require payment of real estate taxes, insurance, common area maintenance charges and other executory costs. These executory costs are not included in the table below. Certain of these arrangements have free or escalating rent payment provisions. The Company recognizes rent expense under such arrangements on a straight-line basis over the effective term of each lease.

The following table summarizes the Company’s future minimum lease commitments as of March 31, 2016 (in thousands):

Year ending December 31:
2016	$3,918
2017	6,264
2018	11,765
2019	11,099
2020	11,170
Thereafter	41,973

Total minimum lease payments	$86,189

Rent expense for the three months ended March 31, 2016 and 2015 was $1.1 million and $0.4 million, respectively.

11. Related-Party Transactions

The Company is party to the Celgene Collaboration Agreement, the Celgene Share Purchase Agreement, a voting agreement, and a registration rights agreement with Celgene, who is a holder of more than 5% of the Company’s common stock. See Note 3, Collaboration and License Agreements, to these condensed consolidated financial statements, as well as Note 4 to the financial statements included in the 2015 Annual Report.

12. Subsequent Events

In April 2016, Celgene exercised its option to develop and commercialize product candidates from the Company’s CD19 program outside North America and China. As a result, in April 2016, the Company and Celgene entered into a license agreement pursuant to which Celgene received an exclusive, royalty-bearing license to develop and commercialize therapeutic chimeric antigen receptor product candidates from the Company’s CD19 program in all territories outside of North America and China (the “Celgene Territory”). The Company retains all rights to develop further and commercialize such product candidates in North America and China (the “Juno Territory”). The Company and Celgene will generally share worldwide research and development costs, while the Company will be responsible for commercialization costs in the Juno Territory and Celgene will be responsible for commercialization costs in the Celgene Territory. The Company has the right to participate in specified commercialization activities for licensed products arising from the CD19 program in certain major European markets. Celgene has the right to participate in specified commercialization activities in North America for licensed products for certain indications under the CD19 program. The Company received $50.0 million from Celgene as an upfront payment upon the exercise of Celgene’s option to license chimeric antigen receptor product candidates from the CD19 program. The Company will also receive royalties from Celgene for chimeric antigen receptor product candidates arising from the CD19 program at a percentage in the mid-teens of net sales of such product candidates in the Celgene Territory.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our condensed consolidated financial statements (unaudited) and related notes included elsewhere in this report. This Quarterly Report on Form 10-Q contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “aim,” “potential,” “continue,” “ongoing,” “goal,” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. These forward-looking statements, include, but are not limited to, statements regarding: the success, cost and timing of our product development activities and clinical trials; our ability and the potential to successfully advance and leverage our technology platform to improve the safety and effectiveness of our existing product candidates; the potential costs and benefits for our identified research priorities to advance our CAR and TCR technologies; the potential of our collaboration with Celgene and the ability and willingness of Celgene to be our commercialization partner outside of North America, including with respect to our recently announced license agreement with Celgene; the ability of JW Biotechnology (Shanghai) Co., Ltd to develop and commercialize product candidates in China; the ability and willingness of our third-party research institution collaborators to continue research and development activities relating to our product candidates; the potential of our other research and development and strategic collaborations, including our collaborations with Editas Medicine, Inc., Fate Therapeutics, Inc., and MedImmune Limited; our ability to obtain orphan drug designation or breakthrough status for our CD19 product candidates and any other product candidates, or to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate; our ability to license additional intellectual property relating to our product candidates; our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates; our ability to commercialize our products in light of the intellectual property rights of others; our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates, and the potential terms of such funding; our plans to research, develop, and commercialize our product candidates; the potential of the technologies we have acquired through strategic transactions, such as the acquisition of Stage, X-Body, and AbVitro; the size and growth potential of the markets for our product candidates, and our ability to serve those markets; regulatory developments in the United States and foreign countries; our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately; our plans to develop our own manufacturing facilities, including our manufacturing facility in Bothell, Washington; the potential benefits of our efforts to optimize our process development and manufacturing; the success of competing therapies that are or may become available; our ability to attract and retain key scientific or management personnel; the accuracy of our estimates regarding expenses, success payments, future revenue, capital requirements, profitability, and needs for additional financing; fluctuations in the trading price of our common stock; the anticipated benefits of our litigation settlement with Penn and Novartis; our plans regarding our corporate headquarters; and our use of the proceeds from our initial public offering and proceeds received from Celgene. These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” in this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. Unless the context requires otherwise, in this Quarterly Report on Form 10-Q, the terms “Juno,” “Company,” “we,” “us” and “our” refer to Juno Therapeutics, Inc., a Delaware corporation, and its wholly-owned subsidiaries on a consolidated basis.

Overview

We are building a fully-integrated biopharmaceutical company focused on re-engaging the body’s immune system to revolutionize the treatment of cancer. Founded on the vision that the use of human cells as therapeutic entities will drive one of the next important phases in medicine, we are developing cell-based cancer immunotherapies based on our CAR and high-affinity TCR technologies to genetically engineer T cells to recognize and kill cancer cells. We have shown compelling clinical response in clinical trials using multiple cell-based product candidates to address refractory B cell lymphomas and leukemias, and we also have a number of ongoing trials exploring our platform in solid-organ cancers and in combination with various strategies to overcome the immune-suppressive effects of cancer. Over time, we aim to improve and leverage our cell-based platform to develop additional product candidates to address a broad range of cancers and human diseases, including moving forward our pre-clinical product candidates that target additional hematologic and solid-organ cancers.

In the third quarter of 2015, we began a Phase II trial of JCAR015 that could support accelerated U.S. regulatory approval in adult relapsed/refractory (“r/r”) B cell acute lymphoblastic leukemia (“ALL”) as early as 2017. We also began a Phase I trial with JCAR017 in adult r/r B cell non-Hodgkin lymphoma (“NHL”), with the potential to move to a registration trial for that product candidate in late 2016 or early 2017. We are continuing to enroll patients in an ongoing Phase I/II trial for JCAR014 in B cell malignancies, and although we do not plan to move JCAR014 into registration trials, we plan to use this trial to explore important questions that may improve our platform overall. To date, data from the JCAR014 trial have provided encouraging early insights on how to improve the efficacy and safety in patients with ALL, NHL, and CLL. The Investigational New Drug (“IND”) has cleared for, and we plan to enroll patients through 2016 in, a combination Phase Ib clinical trial combining JCAR014 with MedImmune’s investigational programmed cell death ligand 1 (“PD-L1”) immune checkpoint inhibitor, durvalumab, for the treatment of adult r/r B cell NHL. We have also begun Phase I trials for five additional product candidates that target different cancer-associated proteins in hematological and solid organ cancers. We also expect to commence a Phase I trial through our collaborator MSK of a CD19/4-1BBL “armored” CAR in 2016 and a Phase I trial for one or both of CD19/CD40L and CD19/IL-12 “armored” CARs in 2016 or 2017. We have a number of other preclinical programs against other targets that we expect to move into human testing over the next several years.

We have assembled a talented group of scientists, engineers, clinicians, directors, and other advisors who develop and consolidate technologies and intellectual property from some of the world’s leading research institutions, including FHCRC, MSK, SCRI, and the National Cancer Institute (“NCI”).

We have established a Juno-run manufacturing facility in Bothell, Washington. We began to manufacture clinical trial material from this facility for our JCAR015 Phase II clinical trial in the first quarter of 2016, and plan to manufacture commercial products from this facility, subject to the required regulatory approvals, beginning in 2017, with the goal of improving long-term margins and enabling more rapid implementation of innovative changes.

Revenue for the three months ended March 31, 2016 was $9.8 million. In the future, we may generate revenue from the Celgene collaboration, strategic alliances, licensing arrangements, and product sales, or a combination of these. We expect that any revenue we generate will fluctuate from quarter to quarter and year to year as a result of the timing and amount of opt-in payments from Celgene, license fees, milestones, reimbursement of costs incurred, and other payments, and product sales, to the extent any product candidates are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval of them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

As described in Note 12, Subsequent Events, to the condensed consolidated financial statements included in this report, in April 2016 we entered into a license agreement with Celgene pertaining to our CD19 program. As a result, we expect the development activities around the CD19 program to continue to grow as Celgene leads development of our CD19 product candidates in the Celgene Territory. Under the license agreement, we and Celgene will generally share worldwide development expenses. In the future, we expect to generate revenue from Celgene as reimbursement for a portion of the CD19 development expenses we incur, to the extent our costs exceed costs incurred by Celgene. If Celgene’s costs exceed our costs for any quarterly period, we will incur additional expense for our portion of their costs. As a result, our revenues and research and development expenses may fluctuate depending on which party in the collaboration is incurring the majority of the development costs in any particular quarterly period.

We have agreed to make success payments to each of FHCRC and MSK pursuant to the terms of our collaboration agreements with each of those entities. In December 2015, success payment obligations to FHCRC were triggered in the amount of $75.0 million less indirect cost offsets of $3.3 million and to MSK of $10.0 million less indirect cost offsets of $1.0 million. We elected to make the payments to FHCRC and MSK in shares of our common stock, and thereby issued 1,601,085 and 240,381 shares of our common stock to FHCRC in December 2015, and to MSK in March 2016, respectively.

As of March 31, 2016, we had cash, cash equivalents, and marketable securities of $1.13 billion compared with $1.22 billion as of December 31, 2015. Cash used in operations for the three months ended March 31, 2016 and 2015 was $58.2 million and $21.6 million, respectively. Included in net cash used in investing activities in the three months ended March 31, 2016 is $74.6 million of net cash used to acquire AbVitro. Cash provided by financing activities in the three months ended March 31, 2016 includes $47.0 million from Celgene for the purchase of 1,137,593 shares of our common stock.

Recent Developments

During the first quarter of 2016, we had a number of corporate developments:

•	In January 2016, we acquired AbVitro, a company with a leading next-generation single cell sequencing platform. The AbVitro acquisition is intended to augment our capabilities to create best-in-class engineered T cells against a broad array of cancer targets. We will initially use this technology in our translation research assays, to find and generate fully-human TCRs and antibodies, and to find novel targets. As consideration for the AbVitro acquisition, we paid $74.6 million of cash, net of cash acquired, and issued 1,289,188 shares of our common stock. There are no milestone payment obligations under the terms of the AbVitro acquisition. We and Celgene have agreed in principle to enter into an agreement to license Celgene a subset of the acquired AbVitro technology and to grant Celgene options to certain related potential product rights emanating from the acquired technology.

•	Celgene exercised its annual “top-up” right to purchase 1,137,593 shares of our common stock at a price of $41.32 per share, for an aggregate cash purchase price of $47.0 million.

•	We commenced clinical manufacturing of JCAR015 out of our Juno-operated manufacturing facility in Bothell, Washington.

•	We and WuXi AppTec formed a new company, JW Biotechnology (Shanghai) Co., Ltd, to leverage Juno’s CAR and TCR technologies and WuXi AppTec’s research and development and manufacturing platform and local expertise to develop novel cell-based immunotherapies for patients in China with hematologic and solid organ cancers.

•	Two clinical milestones were achieved under our license agreement with Opus Bio related to JCAR018, as a result of which we issued a total of 603,364 shares of our common stock to Opus Bio as payment. We recorded research and development expense of $23.2 million based on the fair value of the common stock on the dates the milestones were achieved.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies from those described in Part II—Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2015 Annual Report.

Components of Operating Results

Revenue

Our revenues have been primarily derived from collaboration and license agreements.

Ongoing collaboration revenue is generated from our collaboration with Celgene. The terms of this arrangement contain multiple deliverables, which include (1) access to certain of our technology through a non-exclusive, worldwide, royalty-free right and license to conduct certain activities under the collaboration and (2) participation on various collaboration committees. We recognize revenue from upfront payments ratably over the term of our estimated period of performance under the arrangement, which runs through August 2025. In addition to receiving upfront payments, we may also be entitled to option exercise fees. In April 2016, Celgene exercised its right to opt-in to our CD19 program, resulting in a payment of $50.0 million, which we expect to recognize ratably over the period of performance.

We expect that any revenue we generate will fluctuate from period to period as a result of the timing and amount of opt-in payments and other payments from our collaboration and license agreements.

Research and Development Expenses

Research and development expenses represent costs incurred for the discovery, development, and manufacture of our product candidates and include: costs to acquire technology complimentary to our own, external research and development expenses incurred under arrangements with third parties, such as contract research organizations, contract manufacturing organizations (“CMOs”), academic and non-profit institutions and consultants, salaries and personnel-related costs, including non-cash stock-based compensation, the change in estimated fair value of our success payments to FHCRC and MSK and contingent consideration liabilities, milestone payments, and other expenses, which include direct and allocated expenses for laboratory, facilities, and other costs.

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

Research and development expenses by project were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Project-specific external costs:
JCAR015	$5,162	$2,166
JCAR014	1,458	738
JCAR017	1,233	758
CD19 general	6,387	986
JCAR018 (1)	23,232	—
Platform development	646	736
Early development	4,702	1,876
Success payment (gain) expense related to FHCRC collaboration agreement	(4,728)	27,171
Success payment (gain) expense related to MSK collaboration agreement	(1,855)	11,739
Unallocated internal and external research and development costs (2)	37,485	11,629

Total research and development expenses	$73,722	$57,799

(1)	JCAR018 expenses for the three months ended March 31, 2016 include milestone expense of $23.2 million equal to the fair value of 603,364 shares of common stock issued to Opus Bio based on the closing stock price on the days the associated milestones were achieved.
(2)	Unallocated internal and external research and development costs include salaries and personnel-related costs, including non-cash stock-based compensation, for our personnel in research, clinical development, process development and manufacturing, regulatory, and other research and development functions; allocated facilities and other overhead costs; lab supplies; depreciation; and other research and development costs not specific to a project.

Research and development activities account for a significant portion of our operating expenses. Excluding amounts attributable to changes in the estimated fair value of the success payment and contingent consideration liabilities, we expect our research and development expenses to increase over the next several years as we implement our business strategy which includes conducting existing and new clinical trials, manufacturing clinical trial and preclinical study materials, expanding our research and development and process development efforts, seeking regulatory approvals for our product candidates that successfully complete clinical trials, and costs associated with hiring additional personnel to support our research and development efforts. Research and development expense related to our success payments is unpredictable and may vary significantly from quarter to quarter and year to year due to changes in our stock price or other assumptions used in the calculation. A significant decline in the estimated value of the success payment liability may result in a gain and possibly net income during the period. Amounts associated with the change in the estimated fair value of the contingent consideration liabilities also may vary significantly from quarter to quarter and year to year due to changes in our assumptions used in the calculation. In addition, we expect to incur research and development expense for acquisition of technology in the future, but the timing and amount of those expenses cannot be estimated with reliability and may also fluctuate from quarter to quarter and year to year.

General and Administrative Expenses

General and administrative expenses consist of salaries and personnel-related costs, including non-cash stock-based compensation, for our personnel in executive, legal, finance and accounting, and other administrative functions, legal costs, transaction costs associated with acquisitions, collaborations, and license agreements, as well as fees paid for accounting and tax services, consulting fees and facility costs not otherwise included in research and development expenses. Legal costs include general corporate legal fees, patent costs, and litigation expenses.

We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities, potential commercialization of our product candidates, future business development opportunities. These increases will likely include costs related to outside consultants, attorneys, and accountants, among other expenses.

Results of Operations

Comparison of the three months ended March 31, 2016 and March 31, 2015

The following table summarizes our results of operations for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue	$9,775	$—
Operating expenses:
Research and development	73,722	57,799
General and administrative	15,954	7,361

Total operating expenses	89,676	65,160

Loss from operations	(79,901)	(65,160)
Interest income, net	1,341	195
Other income, net	69	—

Loss before income taxes	(78,491)	(64,965)
Benefit from income taxes	7,353	—

Net loss	$(71,138)	$(64,965)

Revenue

Revenue was $9.8 million for the three months ended March 31, 2016, which includes $5.8 million in milestone revenue from Novartis and $3.8 million related to the Celgene collaboration. Revenue was zero for the three months ended March 31, 2015.

Operating Expenses

Research and Development Expenses. Research and development expenses were $73.7 million for the three months ended March 31, 2016, compared to $57.8 million for the three months ended March 31, 2015. The increase of $15.9 million was primarily due to:

•	$28.5 million of expenses for milestones achieved during the quarter, $23.2 million of which was in connection with our JCAR018 product candidate and was paid through the issuance of 603,364 shares of our stock, and $5.0 million paid to St. Jude in connection with the milestone achieved by Juno’s sublicensee Novartis;

•	increased expenses of $26.3 million incurred to execute on our clinical development strategy, manufacture our product candidates, and expand our overall research and development capabilities; and

•	an increase of $6.6 million of stock-based compensation, including $2.2 million in connection with the accelerated vesting of employee stock options related to the AbVitro acquisition.

These increases were offset by a gain recorded in the first quarter of 2016 for our success payments of $6.6 million compared to an expense of $38.9 million in the first quarter of 2015. This gain was the result of a decrease in our stock price as of March 31, 2016 compared to December 31, 2015.

General and Administrative Expenses. General and administrative expenses were $16.0 million for the three months ended March 31, 2016 compared to $7.4 million for the three months ended March 31, 2015. The increase of $8.6 million was primarily due to an increase of $3.2 million in non-cash stock-based compensation expense, a $1.6 million increase in personnel expenses primarily related to increased headcount to support the business, a $1.5 million increase in consulting expenses including costs related to commercial readiness, and $1.7 million of other expenses related to the growth of the business including business development costs, facility and overhead costs, and costs incurred by our German subsidiary.

Interest Income, Net. Interest income, net for the three months ended March 31, 2016 and 2015 was $1.3 million and $0.2 million, respectively, and consisted of interest income earned on our marketable securities offset by interest expense associated with the accounting for the build-to-suit lease of our manufacturing facility. The increase in 2016 compared with 2015 was due to the increased value of our marketable securities and associated interest income.

Benefit from Income Taxes. The benefit from income taxes was $7.4 million for the three months ended March 31, 2016 which includes $6.7 million of income tax benefit related to the release of a portion of the valuation allowance on the U.S. deferred tax assets as a result of the acquisition of AbVitro. Additionally, we recorded an income tax benefit of $0.7 million related to the net loss incurred by our German subsidiary during the first quarter of 2016. We have determined that it is more-likely-than-not that we will realize the benefit of these losses. No income tax benefit is recognized for the U.S. pre-tax loss generated during the quarter as it was subject to a full valuation allowance.

Liquidity and Capital Resources

Sources and Uses of Liquidity

As of March 31, 2016, we had $1.13 billion in cash, cash equivalents and marketable securities. Prior to our entry into the Celgene collaboration, we raised an aggregate of approximately $618.0 million in gross proceeds, through our initial public offering and private placements of our convertible preferred stock which we used to fund our operations. As a result of our entry into the collaboration with Celgene and our initial sale of stock to Celgene, we received $1.0 billion in cash from Celgene in August 2015. Celgene also has the right to purchase additional shares of our common stock, including annual “top-up” rights as described under “Licenses and Third-Party Collaborations” in Part I—Item 1—“Business” of our 2015 Annual Report. If exercised, these purchases will provide us with additional funding for our operations. In the first quarter of 2016, we received $47.0 million from Celgene in connection with the sale of our stock pursuant to the partial exercise by Celgene of its annual top-up right under the Celgene Share Purchase Agreement. We also may receive funding from Celgene in the form of option exercise fees or reimbursements for qualified expenses related to the development and commercialization of product candidates in programs that Celgene opts into under the Celgene Collaboration Agreement. For example, in April 2016, after the close of the first quarter, we received an opt-in payment of $50.0 million from Celgene upon Celgene’s election to opt-in to our CD19 program.

This funding from Celgene decreases our need for additional near term funding, although we may still need to raise additional capital in the future. We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next 12 months.

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

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash provided by (used in):
Operating activities	$(58,165)	$(21,649)
Investing activities	74,185	(168,454)
Financing activities	47,592	(1,707)
Effect of exchange rate changes on cash and cash equivalents	(3)	—

Net increase (decrease) in cash and cash equivalents	$63,609	$(191,810)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2016 and 2015 was $58.2 million and $21.6 million, respectively. The increase of $36.6 million was primarily due to cash payments made in connection with the overall growth of Juno’s business, which included expanding our workforce, manufacturing to support our clinical trials, milestone payments, research collaboration agreements, and upfront fees under licensing agreements.

Investing Activities

Cash provided by investing activities for the three months ended March 31, 2016 was $74.2 million compared to cash used in investing activities of $168.5 million for the three months ended March 31, 2015. The change was primarily due to net sales and maturities of marketable securities of $318.9 million, offset by net cash paid to acquire AbVitro of $74.6 million.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2016 was $47.6 million compared to cash used in financing activities of $1.7 million for the three months ended March 31, 2015. The change was primarily due to the sale of 1,137,593 shares of our common stock to Celgene, resulting in proceeds of $47.0 million, and proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements or holdings in variable interest entities that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate sensitivities, the volatility of our stock price, and foreign exchange rates.

Interest Rate Sensitivity

As of March 31, 2016, we had $809.3 million in marketable securities, largely composed of investment grade short- to intermediate-term fixed income securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality.

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

As of March 31, 2016, the estimated fair value of the success payment obligations was approximately $89.8 million. We recognized a gain of $6.6 million for the three months ended March 31, 2016 related to the success payment obligations. The gain recorded for the three months ended March 31, 2016 represents the change in the success payment liability during such period and reflects an additional three months of accrued expense. The gain recorded in the three months ended March 31, 2016 was due to the decline in the Company’s common stock price at March 31, 2016 compared to December 31, 2015, partially offset by an additional three months of expense. The success payment liabilities on the balance sheet as of March 31, 2016 were $48.7 million.

The assumptions used to calculate the fair value of the success payments are subject to a significant amount of judgment including the expected volatility, estimated term, and estimated number and timing of valuation measurement dates. A small change in the assumptions may have a relatively large change in the estimated valuation and associated liability and expense. For example, keeping all other variables constant, a hypothetical 10% increase in the stock price at March 31, 2016 from $38.09 per share to $41.90 per share would have decreased the gain recorded in the three months ended March 31, 2016 associated with the success payment liability to zero resulting in an expense of $0.8 million. A hypothetical 10% decrease in the stock price from $38.09 per share to $34.28 per share would have increased the gain recorded in the three months ended March 31, 2016 associated with the success payment liability by $7.4 million. Further, keeping all other variables constant, a hypothetical 35% increase in the stock price at March 31, 2016 from $38.09 per share to $51.42 per share would have decreased the gain recorded in the three months ended March 31, 2016 associated with the success payment liability to zero resulting in an expense of $20.4 million. A hypothetical 35% decrease in the stock price from $38.09 per share to $24.76 per share would have increased the gain recorded in the three months ended March 31, 2016 associated with the success payment liability by $23.3 million.

Foreign Currency Sensitivity

The majority of our transactions occur in U.S. dollars. However, we do have certain transactions and future potential milestones including potential contingent consideration payments pursuant to the terms of our Stage acquisition, that are denominated in currencies other than the U.S. dollar, primarily the Euro, and we therefore are subject to foreign exchange risk. Additionally, our German subsidiary operates with the Euro as its functional currency. The fluctuation in the value of the U.S. dollar against the Euro affects the reported amounts of revenues, expenses, assets and liabilities. As we expand our international operations, our exposure to exchange rate fluctuations will increase. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have had a material impact on our financial statements.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2016, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2015, Kite Pharma filed a petition with the U.S. Patent and Trademark Office (the “USPTO”) for inter partes review of U.S. Patent No. 7,446,190, a patent that we have exclusively licensed from MSK. In February 2016, the USPTO determined to initiate the inter partes review proceedings, in Kite Pharma, Inc. v. Sloan Kettering Institute for Cancer Research, Case IPR2015-01719. As the exclusive licensor, we have opted to exercise our right to control the defense of the patent in the proceedings. We will incur expenses associated with this defense, which expenses may be substantial. If we are unsuccessful, the patent could be narrowed or invalidated, but we do not expect that this would have a material adverse effect on our business.

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

We are a clinical-stage biopharmaceutical company that was formed in August 2013. We have no cell-therapy products approved for commercial sale and as of March 31, 2016 had not generated any revenue from such products. We are focused on developing products that use human cells as therapeutic entities and, although there have been significant advances in cell-based immunotherapy, our T cell technologies are new and largely unproven. Our limited operating history, particularly in light of the rapidly evolving cancer immunotherapy field, may make it difficult to evaluate our current business and predict our future performance. Our very short history as an operating company makes any assessment of our future success or viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage companies in rapidly evolving fields. If we do not address these risks successfully, our business will suffer.

We have incurred net losses in each period since our inception and anticipate that we will continue to incur net losses in the future.

We are not profitable and have incurred losses in each period since our inception. For the years ended December 31, 2015 and 2014 and for the period from August 5, 2013 to December 31, 2013, we reported a net loss of $239.4 million, $243.4 million, and $51.8 million, respectively. For the three months ended March 31, 2016 and 2015, we reported a net loss of $71.1 million and $65.0 million, respectively. As of March 31, 2016, we had an accumulated deficit of $656.8 million, which includes $51.1 million related to non-cash deemed dividends, $159.4 million in upfront fees to acquire technology, of which $85.5 million was paid in cash and $73.9 million was paid through the issuance of common stock, non-cash expense of $129.9 million associated with the change in the estimated fair value and elapsed service period for our potential and actual success payment liability to FHCRC and MSK, and $10.7 million of expense associated with our convertible preferred stock options. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our product candidates, scale-up manufacturing capabilities and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems.

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

We are collaborating with Celgene pursuant to the Celgene Collaboration Agreement, under which we and Celgene will research, develop, and commercialize novel cellular therapy product candidates and other immuno-oncology and immunology therapeutics, including, in particular, CAR and TCR product candidates. Contingent upon the payment of certain upfront payments, Celgene may exercise options to acquire exclusive licenses in territories outside North America and China to certain therapeutics we develop and each party may exercise certain options to co-develop and co-commercialize product candidates developed, or acquired or in-licensed, by the other party. If Celgene does not exercise its options, or if Celgene exercises an option for a program (such as our CD19 program) but later the license agreement with Celgene for such program is terminated, we will be responsible for the full costs of funding further worldwide development of the relevant product candidates, which would cause our expenses to increase, unless we choose not to pursue further development of such product candidates or we enter into another collaboration for such product candidates, which may not be possible within an acceptable timeframe or on suitable terms. Similarly, our expenses would increase if we exercise an option to co-develop and co-commercialize any product candidate developed, or in-licensed or acquired, by Celgene.

We have never generated any revenue from sales of cell-therapy products and our ability to generate revenue from cell-therapy product sales and become profitable depends significantly on our success in a number of factors.

We have no cell-therapy products approved for commercial sale, have not generated any revenue from cell-therapy product sales, and do not anticipate generating any revenue from cell-therapy product sales until sometime after we have received regulatory approval for the commercial sale of a product candidate. Our ability to generate revenue and achieve profitability depends significantly on our success in many factors, including:

•	completing research regarding, and nonclinical and clinical development of, our product candidates;

•	obtaining regulatory approvals and marketing authorizations for product candidates for which we complete clinical studies;

•	developing a sustainable and scalable manufacturing process for our product candidates, including establishing and maintaining commercially viable supply relationships with third parties and establishing our own manufacturing capabilities and infrastructure;

•	launching and commercializing product candidates for which we obtain regulatory approvals and marketing authorizations, either directly or with a collaborator or distributor;

•	obtaining market acceptance of our product candidates as viable treatment options, and obtaining adequate coverage, reimbursement, and pricing by third-party payors, integrated delivery networks, and government authorities;

•	addressing any competing technological and market developments;

•	Celgene’s efforts in its territories to further develop and commercialize the product candidates for which Celgene exercises an option under the Celgene Collaboration Agreement, such as the product candidates in our CD19 program;

•	Celgene exercising any other of its options under our Celgene Collaboration Agreement;

•	JW Biotechnology (Shanghai) Co., Ltd’s ability to develop and commercialize product candidates in China;

•	identifying, assessing, acquiring and/or developing new product candidates;

•	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter;

•	maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how; and

•	attracting, hiring, and retaining qualified personnel.

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

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. We expect that the early clinical work performed by our third-party research institution collaborators will help support the filing with the FDA of multiple INDs for product candidates in the next five years. However, we cannot be sure that we will be able to submit INDs at this rate, and we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin. Moreover, even if these trials begin, issues may arise that could suspend or terminate such clinical trials. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely completion of clinical development include:

•	inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation of clinical studies;

•	delays in sufficiently developing, characterizing, or controlling a manufacturing process suitable for advanced clinical trials;

•	delays in developing suitable assays for screening patients for eligibility for trials with respect to certain product candidates;

•	delays in reaching a consensus with regulatory agencies on study design;

•	the FDA may not allow us to use the clinical trial data from a research institution to support an IND if we cannot demonstrate the comparability of our product candidates with the product candidate used by the relevant research institution in its clinical studies;

•	delays in reaching agreement on acceptable terms with prospective contract research organizations (“CROs”) and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites;

•	delays in obtaining required institutional review board (“IRB”) approval at each clinical study site;

•	imposition of a temporary or permanent clinical hold by regulatory agencies for a number of reasons, including after review of an IND application or amendment, or equivalent application or amendment; as a result of a new safety finding that presents unreasonable risk to clinical trial participants; a negative finding from an inspection of our clinical study operations or study sites; developments on trials conducted by competitors for related technology that raises FDA concerns about risk to patients of the technology broadly; or if FDA finds that the investigational protocol or plan is clearly deficient to meet its stated objectives;

•	delays in recruiting suitable patients to participate in our clinical studies;

•	difficulty collaborating with patient groups and investigators;

•	failure by our CROs, other third parties, or us to adhere to clinical study requirements;

•	failure to perform in accordance with the FDA’s good clinical practice (“GCP”) requirements, or applicable regulatory guidelines in other countries;

•	transfer of manufacturing processes to Celgene or any other commercialization partner for the manufacture of product candidates in trials outside of the United States;

•	delays in having patients complete participation in a study or return for post-treatment follow-up;

•	patients dropping out of a study;

•	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;

•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;

•	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;

•	the cost of clinical studies of our product candidates being greater than we anticipate;

•	clinical studies of our product candidates producing negative or inconclusive results, which may result in our deciding, or regulators requiring us, to conduct additional clinical studies or abandon product development programs;

•	transfer of manufacturing processes from our academic collaborators to larger-scale facilities operated by either a CMO or by us, and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process;

•	delays or failure to secure supply agreements with suitable reagent suppliers, or any failures by suppliers to meet our quantity or quality requirements for necessary reagents; and

•	delays in manufacturing, testing, releasing, validating, or importing/exporting sufficient stable quantities of our product candidates for use in clinical studies or the inability to do any of the foregoing.

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

We have entered into collaborations, including our Celgene collaboration, and strategic alliances, and may enter into additional arrangements like these in the future, and we may not realize the anticipated benefits of such collaborations or alliances.

Research and development collaborations, including those we have entered into with Celgene, Fate Therapeutics, Editas Medicine, and MedImmune, are subject to numerous risks, which may include the following:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to a collaboration, and may not commit sufficient efforts and resources;

•	collaborators may not pursue development and commercialization of collaboration product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results or changes in their strategic focus;

•	collaborators may delay, provide insufficient resources to, or modify or stop clinical trials for collaboration product candidates;

•	collaborators could develop or acquire products outside of the collaboration that compete directly or indirectly with our products or product candidates (for instance, Celgene and bluebird bio are collaborating on an anti-BCMA CAR T product candidate);

•	collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;

•	disputes may arise between us and a collaborator that cause the delay or termination of the research, development or commercialization of our product candidates, or that result in costly litigation or arbitration that diverts management attention and resources;

•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates; and

•	collaborators may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we may not have the exclusive right to commercialize such intellectual property.

In particular, for product candidates in our CD19 program and product candidates from any other programs for which Celgene opts to exercise its options under the Celgene Collaboration Agreement, we may have limited influence or control over their approaches to development and commercialization in the territories in which they lead development and commercialization. Although we will still lead development and commercialization activities in North America and China for our product candidates arising from our CD19 program and any other program for which Celgene exercises an option, Celgene’s development and commercialization activities in the territories where it is the lead party may adversely impact our own efforts in North America and China and lead to changes to clinical and regulatory development strategy for associated product candidates that may impact development timelines. Celgene will also require some level of assistance from us with respect to product candidates from the CD19 program and product candidates from any other programs it opts into, and this assistance could be burdensome on our organization and resources and disrupt our own development and commercialization activities. Celgene will also be subject to many of the same risks that are set forth in this “Risk Factors” section pertaining to operations and government regulation, which may adversely affect Celgene’s ability to develop and commercialize collaboration products.

In early 2016, we and WuXi AppTec formed a new company, JW Biotechnology (Shanghai) Co., Ltd, to develop and commercialize cell-based immunotherapies for patients with hematologic and solid organ cancers in China. We have limited control over JW Biotechnology (Shanghai) Co., Ltd and so we will be subject to many of the same risks set forth above with respect to collaborations. JW Biotechnology (Shanghai) Co., Ltd will also be subject to many of the same risks that are set forth in this “Risk Factors” section pertaining to operations, government regulation, and intellectual property, which may adversely affect JW Biotechnology (Shanghai) Co., Ltd’s ability to develop and commercialize products.

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

As a result of these risks, we may not be able to realize the benefit of our existing collaborations or any future collaborations or licensing agreements we may enter into. Any delays in entering into new collaborations or strategic partnership agreements related to our product candidates could delay the development and commercialization of our product candidates in certain geographies, which could harm our business prospects, financial condition, and results of operations.

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

The granting of a conditional marketing authorization will allow medicines to reach patients with unmet medical needs earlier than might otherwise be the case and will ensure that additional data on a product are generated, submitted, assessed and acted upon. Although we may seek a conditional marketing authorization for one or more of our product candidates by the EMA, the EMA or CHMP may ultimately not agree that the requirements for such conditional marketing authorization have been satisfied. Even if conditional marketing authorization is granted, we cannot guarantee that the EMA or CHMP will renew the authorization annually. Celgene may seek conditional marketing approval in the EU for our CD19 product candidates.

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

Data from studies conducted by the third-party research institutions that are our collaboration partners, such as FHCRC, MSK, SCRI, and the NCI, should not be relied upon as evidence that later or larger-scale clinical trials will succeed. Some future trials may have different patient populations than current studies and will test our product candidates in different indications, among other differences. In addition, our proposed manufacturing processes for our CD19 product candidates include what we believe will be process improvements that are not part of the production processes that are currently being used in the clinical trials being conducted by the research institutions. Accordingly, our results with our CD19 product candidates may not be consistent with the results of the clinical trials being conducted by our research institute collaborators.

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

As with most biological drug products, use of our product candidates could be associated with side effects or adverse events which can vary in severity from minor reactions to death and in frequency from infrequent to prevalent. Undesirable side effects or unacceptable toxicities caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical trials. We have seen cytokine release syndrome (“CRS”) or neurotoxicity in patients who received JCAR015, JCAR017, JCAR014, and JCAR018, sometimes requiring admission to the intensive care unit. Characteristic symptoms of CRS include fever, low blood pressure, difficulty breathing, and oxygen deficiency. Characteristic symptoms of neurotoxicity include encephalopathy, seizures, tremors, and aphasia. Febrile neutropenia and common infections have also been reported. Treatment-related deaths, not related to disease progression or subsequent treatment, have been observed in fewer than 5% of subjects. Other frequently observed adverse events include fatigue, diarrhea, sinus tachycardia, nausea, chills, and headache.

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

Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, including during any long-term follow-up observation period recommended or required for patients who receive treatment using our products, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw approvals of such product;

•	regulatory authorities may require additional warnings on the label;

•	we may be required by the FDA to create a risk evaluation and mitigation strategy (“REMS”) plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers, and/or other elements to assure safe use;

•	we could be sued and held liable for harm caused to patients; and

•	our reputation may suffer.

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

We expect our manufacturing strategy will involve the use of one or more CMOs as well as establishing our own capabilities and infrastructure, including a manufacturing facility to manufacture our product candidates. We also plan to manufacture certain of the reagents used for making our product candidates ourselves. We expect that development of our own manufacturing facility, as well as manufacturing some of our own reagents, will provide us with enhanced control of material supply for both clinical trials and the commercial market, enable the more rapid implementation of process changes, and allow for better long-term margins. However, we have no experience as a company manufacturing product candidates for use in the clinic, and only limited experience (through our German subsidiary) in manufacturing reagents, and may never be successful in operating our own manufacturing facility or in manufacturing reagents in sufficient quantities or with sufficient quality for clinical or commercial use. We may establish multiple manufacturing facilities as we expand our commercial footprint to multiple geographies, which may lead to regulatory delays or prove costly.

Even if we are successful in developing our manufacturing capabilities sufficient for clinical and commercial supply, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, operator error, natural disasters, availability of qualified personnel, difficulties with logistics and shipping, problems regarding yields or stability of product, contamination or other quality control issues power failures, and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

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

We also will need to assist Celgene with the transfer of our manufacturing processes for our CD19 product candidates, and product candidates for any other programs for which they exercise an option, to geographies outside of North America and China. The transfer of process to Celgene, or to CMOs selected by Celgene, and the actual manufacture of our product candidates by Celgene or its selected CMOs, will be subject to the same types of risk as set forth above and may not ultimately be successful or may take longer to succeed than expected, which could delay or impair development and commercialization activities in those geographies, which would have an adverse effect on our business. Such transfer activities will also require a significant amount of attention from our personnel, which may disrupt our other development and commercialization activities, which in turn may have an adverse effect on our business. Additionally, in the interim we may need to manufacture product candidates out of our existing facilities for use in clinical trials in the Celgene territories, which may disrupt our own clinical activities and, to the extent we are not able to produce product candidate in the volumes required by Celgene, may also lead to delays in development plans in such Celgene territories. To the extent product candidates need to be shipped across international borders for use in clinical trials in the Celgene territories, there may be shipping, customs, or other import/export related delays that could lead to a loss of a patient’s manufactured product, which could prevent patients from being treated or require a new batch to be manufactured from the patient’s starting material. Losses of this sort could cause delays in the associated clinical trials, which could delay or prevent the clinical development and commercialization of our product candidates in the Celgene territories.

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

Although we have brought a Juno-operated manufacturing facility online for clinical manufacturing, we also intend to continue to use third parties as part of our manufacturing process and for filling some of our product candidate manufacturing requirements. Our anticipated reliance on a limited number of third-party manufacturers exposes us to the following risks:

•	We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA must approve any manufacturers. This approval would require new testing and good manufacturing practices compliance inspections by FDA. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products.

•	Our manufacturers may have little or no experience with autologous cell products, which are products made from a patient’s own cells, and therefore may require a significant amount of support from us in order to implement and maintain the infrastructure and processes required to manufacture our product candidates.

•	Our third-party manufacturers might be unable to timely manufacture our product or the custom materials or reagents used in the manufacture thereof, or produce the quantity and quality required to meet our clinical and commercial needs, if any.

•	Contract manufacturers may not be able to execute our manufacturing procedures and other logistical support requirements appropriately.

•	Our future contract manufacturers may not perform as agreed, may not devote sufficient resources us, or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store, and distribute our products or the custom materials or reagents used in the manufacture thereof.

•	Manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with current good manufacturing practices (“cGMPs”) and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

•	We may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our products, or in the manufacture of the custom materials or reagents used in the manufacture thereof.

•	Our third-party manufacturers could breach or terminate their agreement with us.

•	Raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier, may not be available or may not be suitable or acceptable for use due to material or component defects.

•	Our contract manufacturers and critical reagent suppliers may be subject to inclement weather, as well as natural or man-made disasters.

•	Our contract manufacturers may have unacceptable or inconsistent product quality success rates and yields.

Celgene may similarly rely on third parties for manufacturing activities in the territories where Celgene leads development and commercialization of product candidates from programs for which it has exercised an option, and therefore Celgene’s activities may be subject to the same risks. Each of these risks could delay or prevent the completion of clinical trials or the approval of any of our product candidates by the FDA or comparable regulatory authorities outside of the United States, result in higher costs, or adversely impact commercialization of our product candidates. In addition, we will rely on third parties to perform certain specification tests on our product candidates prior to delivery to patients. If these tests are not appropriately done and test data are not reliable, patients could be put at risk of serious harm and the FDA or comparable regulatory authorities outside of the United States could require additional clinical trials or place significant restrictions on our company until deficiencies are remedied.

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

With respect to our CD22 product candidate, JCAR018, the NCI is conducting a clinical trial of the product candidate for the treatment of pediatric and young adult relapsed/refractory ALL and relapsed/refractory NHL. If the results of this trial are compelling, we expect to use the results of the NCI’s clinical trial to support the filing with the FDA of a Juno-sponsored IND to conduct more advanced clinical trials of JCAR018 or another CD22-directed product candidate.

We also fund research and development under agreements with FHCRC, MSK, and SCRI, among other institutions. However, the research we are funding constitutes only a small portion of the overall research of each research institution. Other research being conducted by these institutions may at times receive higher priority than research on the programs we are funding.

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

Our existing agreements with our collaboration partners may be subject to termination by the counterparty upon the occurrence of certain circumstances as described in more detail under the caption “Licenses and Third-Party Collaborations” in Part I—Item 1—“Business” of our 2015 Annual Report. If any of our collaboration partners terminates their collaboration agreement, the research and development of the relevant product candidate would be suspended, and we may be unable to research, develop, and license future product candidates. We may be required to devote additional resources to the development of our product candidates or seek a new collaboration partner, and the terms of any additional collaborations or other arrangements that we establish may not be favorable to us. In addition, there is a natural transition period when a new third-party begins work. In addition, switching or adding third parties to conduct our clinical trials involves substantial cost and requires extensive management time and focus. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines.

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

The NCI has commenced a Phase I clinical trial of JCAR018 for the treatment of pediatric and young adult relapsed/refractory ALL and relapsed/refractory NHL. If the results of this trial are compelling, we expect to use the results of the NCI’s clinical trial to support the filing with the FDA of a Juno-sponsored IND to conduct more advanced clinical trials of JCAR018 or another CD22-directed product candidate. However, we will have limited control over the nature or timing of the NCI’s clinical trial and limited visibility into their day-to-day activities, including manufacturing activities. For example, the clinical trial will constitute only a small portion of the NCI’s overall research and the research of the principal investigators. Other research being conducted by the principal investigators may at times receive higher priority than research on JCAR018. We will also be dependent on the NCI to provide us with data, include batch records, to support the filing of our IND. These factors could adversely affect the timing of our IND filing.

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

As of March 31, 2016, we had $1.13 billion in cash, cash equivalents, and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next 12 months. However, changing circumstances or business opportunities, within or beyond our control, may lead us to use our capital faster than we currently anticipate. We may ultimately need to raise additional funds for the further development and commercialization of our product candidates or to pursue strategic transactions and other business opportunities that arise.

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

If Celgene declines to exercise its option with respect to one or more product candidates covered by our Celgene Collaboration Agreement, or if a license agreement with Celgene for a program for which has exercised an option is terminated, we will need to secure funding to advance worldwide development of those programs on our own or secure relationships with collaborators that have the necessary capital and expertise. In addition, we may need additional funding to advance product candidates prior to Celgene’s decisions regarding option exercise with respect to such product candidate if development of that program is not discontinued. Even after Celgene exercises an option for a program, we will still be responsible for a portion of worldwide development expenses for the associated product candidates and will be responsible for all commercialization expenses in the territories in which Juno leads development and commercialization activities. In addition, if we exercise our option to any of Celgene’s in-licensed programs to co-develop and co-commercialize products, then we may need to secure additional funding to support our obligations to pay one-half of the acquisition costs of any such in-licensed program.

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

Any third parties conducting our clinical trials are not and will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing preclinical, clinical, and nonclinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed, or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenue could be delayed. We have disclosed in our 2015 Annual Report and various corporate presentations certain third party investigator-reported interim data from some of our trials, including interim data for which we have not yet independently reviewed the source data. We also sometimes rely on such investigator-reported interim data in making business decisions. Independent review of the data could fail to confirm the investigator- reported interim data, which may lead to revisions in disclosed clinical trial results in the future. Any such revisions that reveal more negative data than previously disclosed investigator-reported interim data could have an adverse impact on our business prospects and the trading price of our common stock. Such revisions could also reduce investor confidence in investigator-reported interim data that we disclose in the future.

If any of our relationships with trial sites, or any CRO that we may use in the future, terminate, we may not be able to enter into arrangements with alternative trial sites or CROs or do so on commercially reasonable terms. Switching or adding additional trial sites or CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO begins work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines and such delays could have a material adverse impact on our business, financial condition, and prospects.

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

We currently have very limited marketing and sales organization and have no experience as a company in marketing products. If we are unable to establish marketing and sales capabilities on our own or through our collaboration with Celgene or enter into agreements with third parties to market and sell our product candidates, we may not be able to generate product revenue.

Although we have begun to assemble a marketing and sales organization, the team is still very limited and we have no commercial product distribution capabilities and have no experience as a company in marketing products. We intend to develop an in-house marketing organization and sales force, which will require significant capital expenditures, management resources, and time. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, and retain marketing and sales personnel.

Under our collaboration with Celgene, for Juno-developed programs that Celgene opts into, such as our CD19 program, Celgene will lead development and commercialization activities outside of North America and China, but we will still be responsible for leading such activities in North America and China. If Celgene does not opt into a program for one of our product candidates that we move to commercialization, we will alone be responsible for commercialization activities worldwide, unless we find another collaborator to assist with the sales and marketing of our products.

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

There can be no assurance that we will be able to develop in-house sales and commercial distribution capabilities or establish or maintain relationships with third-party collaborators to successfully commercialize any product in the United States or other territories, and as a result, we may not be able to generate product revenue.

A variety of risks associated with operating our business internationally could materially adversely affect our business.

As a result of the Stage acquisition, we acquired a German subsidiary with employees in Germany. We also plan to seek regulatory approval of our product candidates outside of the United States. Accordingly, we expect that we, Celgene, JW Biotechnology (Shanghai) Co., Ltd, and any other potential collaborators that have operations in foreign jurisdictions, will be subject to additional risks related to operating in foreign countries, including:

•	differing regulatory requirements in foreign countries;

•	unexpected changes in tariffs, trade barriers, taxes, price and exchange controls, or price and currency fluctuations;

•	weak economic conditions, labor unrest, political instability, war, or terror;

•	compliance with applicable tax, employment, immigration, data privacy, and labor laws for employees living or traveling abroad;

•	difficulties staffing operations and managing foreign employees;

•	potential liability under the Foreign Corrupt Practices Act of 1977 or comparable foreign laws;

•	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States; and

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad.

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

Specifically, genetically engineering T cells faces significant competition in both the CAR and TCR technology space from multiple companies and their collaborators, such as Novartis/University of Pennsylvania, Kite Pharma / Amgen / NCI, Cellectis / Pfizer / Servier, Johnson & Johnson / Transposagen Biopharmaceuticals, bluebird bio, Bellicum, Celyad, NantKwest, Intrexon / Ziopharm / MD Anderson Cancer Center, Unum Therapeutics, Adaptimmune / GlaxoSmithKline, ImmunoCellular Therapeutics, and Autolus. We also face competition from non-cell based treatments offered by companies such as Amgen, Pfizer, Abbvie, AstraZeneca, Bristol-Myers, Incyte, Merck, and Roche.

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

For additional information regarding our competition, see the section captioned “Competition” in Part I—Item 1—“Business” of our 2015 Annual Report.

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

As of March 31, 2016, we had 373 employees worldwide, most of whom are full time. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we must add a significant number of additional research and development, managerial, operational, sales, marketing, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

We have agreed to make success payments to each of FHCRC and MSK pursuant to the terms of our agreements with each of those entities. These success payments will be based on increases in the estimated fair value of our common stock, payable in cash or publicly-traded equity at our discretion. The term of these obligations may last up to 11 years. Success payments will be owed (if applicable) after measurement of the value of our common stock in connection with the following valuation measurement dates during the term of the success payment agreement: (1) December 19, 2014, which was the date our common stock first became publicly traded; (2) the date on which we sell, lease, transfer or exclusively license all or substantially all of our assets to another company; (3) the date on which we merge or consolidate with or into another entity (other than a merger in which our pre-merger stockholders own a majority of the shares of the surviving entity); (4) any date on which ARCH Venture Fund VII, L.P. or C.L. Alaska L.P. transfers a majority of its shares of company capital stock held by it on such date to a third party; (5) every second anniversary of any event described in the preceding clauses (1), (2), (3) or (4), but, in the case of FHCRC, only upon a request by FHCRC made within 20 calendar days after receiving written notice from us of such event; and (6) the last day of the 11 year period. The amount of a success payment is determined based on whether the value of our common stock meets or exceeds certain specified threshold values ascending, in the case of FHCRC, from $20.00 per share to $160.00 per share and, in the case of MSK, from $40.00 per share to $120.00 per share, in each case subject to adjustment for any stock dividend, stock split, combination of shares, or other similar events. Each threshold is associated with a success payment, ascending, in the case of FHCRC, from $10 million at $20.00 per share to $375 million at $160.00 per share and, in the case of MSK, from $10 million at $40.00 per share to $150 million at $120.00 per share, payable if such threshold is reached. The maximum aggregate amount of success payments to FHCRC is $375 million and to MSK is $150 million, in each case subject to cost offsets related to our cash payments for collaboration activities. In December 2015, success payments to FHCRC were triggered in the aggregate amount of $75.0 million, less indirect cost offsets of $3.3 million, and a success payment to MSK was triggered in the amount of $10.0 million, less indirect cost offsets of $1.0 million. We elected to make the payment to FHCRC and MSK in shares of our common stock, and thereby issued 1,601,085 and 240,381 shares of our common stock to FHCRC in December 2015 and to MSK in March 2016, respectively. See the section captioned “Licenses and Third-Party Collaborations” in Part I—Item 1—“Business” in our 2015 Annual Report for further discussion of these success payments.

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

Our success payment obligations to FHCRC and MSK are recorded as a liability on our balance sheet. Under generally accepted accounting principles in the United States (“GAAP”), we are required to estimate the fair value of this liability as of each quarter end and changes in estimated fair value are amortized to expense using the accelerated attribution method over the remaining term of the corresponding collaboration agreement. Factors that may lead to increases or decreases in the estimated fair value of this liability include, among others, changes in the value of the common stock, change in volatility, changes in the applicable term of the success payments, changes in the risk free rate, and changes in the estimated indirect costs that are creditable against FHCRC and MSK success payments. As a result, our operating results and financial condition as reported by GAAP may fluctuate significantly from quarter to quarter and from year to year and may reduce the usefulness of our GAAP financial statements. In December 2015, success payments to FHCRC and MSK were triggered in the aggregate amount of $75.0 million, less indirect cost offsets of $3.3 million, and $10.0 million, less indirect cost offsets of $1.0 million, respectively. We elected to make the payment in shares of our common stock, and thereby issued 1,601,085 and 240,381 shares of our common stock to FHCRC in December 2015, and MSK in March 2016, respectively. As of March 31, 2016 the estimated fair values of the success payment liabilities on the consolidated balance sheets after giving effect to the success payments achieved by FHCRC and MSK were $29.0 million and $19.7 million related to FHCRC and MSK, respectively.

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

Patient enrollment is a significant factor in the timing of clinical trials and is affected by many factors. See the risk factor above “—If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected” for additional information on risks related to patient enrollment. Further, a clinical trial may be suspended or terminated by us, the IRBs for the institutions in which such trials are being conducted, the data safety monitoring board for such trial, or the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate adequate benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Some studies, including our Phase II trial for JCAR015, also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or on other grounds, such as no demonstration of efficacy. If we experience termination of, or delays in the completion of, any clinical trial of our product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.

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

Government authorities and third-party payors, such as private health insurers and health maintenance organizations, and integrated delivery networks decide which drugs and treatments they will cover and the amount of reimbursement. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

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

We are dependent on patents, know-how, and proprietary technology, both our own and licensed from others. Any termination of these licenses could result in the loss of significant rights and could harm our ability to commercialize our product candidates. See the section captioned “Licenses and Third-Party Collaborations” in Part I—Item 1—“Business” of our 2015 Annual Report for additional information regarding our license agreements.

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

We own or license from third parties certain intellectual property rights necessary to develop our product candidates. The growth of our business will likely depend in part on our ability to acquire or in-license additional proprietary rights. For example, our programs may involve additional product candidates that may require the use of additional proprietary rights held by third parties. Our product candidates may also require specific formulations to work effectively and efficiently. These formulations may be covered by intellectual property rights held by others. We may be unable to acquire or in-license any relevant third-party intellectual property rights that we identify as necessary or important to our business operations. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all, which would harm our business. We may need to cease use of the compositions or methods covered by such third-party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe on such intellectual property rights which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license under such intellectual property rights, any such license may be non-exclusive, which may allow our competitors’ access to the same technologies licensed to us.

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

As of March 31, 2016, we had 105,774,446 shares of common stock outstanding, including 4,609,066 shares of restricted stock that remained subject to vesting requirements. All 10,275,265 shares acquired by Celgene from us to date under the Celgene Share Purchase Agreement are subject to a market standoff agreement through March 27, 2017, which is 364 days from the date of Celgene’s most recent acquisition of stock from us. Any subsequent acquisitions of shares of our common stock by Celgene will commence another 364 day market standoff period for all Juno shares held by Celgene, subject to certain exceptions.

We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans, including upon the exercise of stock options. These shares can be freely sold in the public market upon issuance.

As of March 31, 2016, the holders of as many as 31.6 million shares, or 29.9% of our common stock outstanding as of March 31, 2016, will have rights, subject to some conditions, under the investor rights agreement with such holders to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Additionally, any shares of common stock issued in the future upon payment of success payments with FHCRC and MSK or upon achievement of the remaining milestone payable in equity under the license with Opus Bio will also be entitled to registration rights under the investor rights agreement. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market. In connection with the Celgene Share Purchase Agreement, we have also entered into a registration rights agreement with Celgene, pursuant to which upon the written request of Celgene at certain times and subject to the satisfaction of certain conditions, we have agreed to prepare and file with the SEC a registration statement on Form S-3 for purposes of registering the resale of the shares specified in Celgene’s written request or, if we are not at such time eligible for the use of Form S-3, use commercially reasonable efforts to prepare and file a registration statement on a Form S-1 or alternative form that permits the resale of the shares.

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

Our executive officers, directors and our 10% or greater stockholders, together with their respective affiliates, beneficially owned approximately 41.4% of our capital stock as of March 31, 2016, excluding shares underlying outstanding options and restricted stock units. Accordingly, such persons and entities, if they acted together, would be able to determine the composition of the board of directors, retain the voting power to approve many matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. In addition, other than in connection with a change of control, in any vote or action by written consent of our stockholders, including, without limitation, with respect to the election of directors, Celgene has agreed to vote or execute a written consent with respect to all of our voting securities held by Celgene in accordance with the recommendation of our board of directors, limiting the ability of Celgene to contrary to our board of directors that you otherwise may believe is in your best interest as our stockholder. This concentration of ownership amongst our significant holders, including Celgene, could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

Celgene has acquired 10,275,265 shares of our common stock to date under the Celgene Share Purchase Agreement and, subject to certain conditions, may purchase additional shares annually to obtain and maintain a 9.76% ownership percentage through June 29, 2020. Furthermore, between June 29, 2019 and June 29, 2025 and between

June 29, 2024 and the expiration of the Celgene Collaboration Agreement, subject to certain conditions, Celgene has the option to acquire and maintain an ownership of up to 19.99% and up to 30%, respectively, of our then outstanding shares of common stock. We have also entered into a voting and standstill agreement with Celgene, pursuant to which we have agreed to give Celgene certain board designation rights until at least June 29, 2020, and thereafter for as long as Celgene and its affiliates beneficially own at least 7.5% of the voting power of our outstanding shares. As a result of the concentration of ownership, Celgene could have the ability to delay or prevent a change in our control or otherwise discourage a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as our stockholder.

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

Furthermore, pursuant to the voting and standstill agreement with Celgene, until the later of the fifth anniversary of the date of such agreement and the expiration or earlier termination of our Celgene Collaboration Agreement, it will be bound by certain “standstill” provisions which generally will prevent it from purchasing outstanding shares of our common stock, making a tender offer or encouraging or supporting a third party tender offer, nominating a director whose nomination has not been approved by our board of directors, soliciting proxies in opposition to the recommendation of our board of directors or assisting a third party in taking such actions, entering into discussions with a third party as to such actions, or requesting or proposing in writing to our board of directors or any member thereof that we amend or waive any of these limitations. As a result, the ability of Celgene to act in contrary to our board of directors is severely limited and any attempts by Celgene to acquire us or encourage a third party to acquire us are prohibited by this voting and standstill agreement. In addition, subject to certain exceptions—including a vote in connection with a change in control of our company—Celgene has agreed to vote or execute a written consent with respect to all of our voting securities held by Celgene in accordance with the recommendation of our board of directors, limiting the ability of Celgene to contrary to our board of directors that you otherwise may believe is in your best interest as our stockholder.

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

Starting January 1, 2016, we are no longer an “emerging growth company” and we will no longer be able to avail ourselves of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies.” For example, the Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. Section 404 of the Sarbanes-Oxley Act (“Section 404”) requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting. We previously availed ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, beginning on January 1, 2016, we no longer availed ourselves of this exemption. Our independent registered public accounting firm is now required to undertake an assessment of our internal control over financial reporting, and as a result the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. Furthermore, investor perceptions of our company may suffer if deficiencies are found, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to implement these requirements effectively or efficiently, it could harm our operations, financial reporting, or financial results and could result in an adverse opinion on our internal control over financial reporting from our independent registered public accounting firm.

Our management team has broad discretion to use the net proceeds from the initial payments to us under our Celgene Collaboration Agreement and from the sale of our shares to Celgene and its investment of these proceeds may not yield a favorable return. We may invest the proceeds of the Celgene transaction and any remaining proceeds from our initial public offering in December 2014 in ways with which investors disagree.

Our management has broad discretion over the use of proceeds from the initial payments to us under our Celgene Collaboration Agreement and from the sale of our shares to Celgene, as well as any remaining proceeds from our December 2014 initial public offering, and we could spend the proceeds from these transactions in ways our stockholders may not agree with or that do not yield a favorable return, if at all. In addition, until the proceeds are used, they may be placed in investments that do not produce significant income or that may lose value. If we do not invest or apply the proceeds in ways that improve our operating results, we may fail to achieve expected financial results, which could cause our stock price to decline.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)

In addition to the sales of unregistered securities that we have previously disclosed in Current Reports on Form 8-K, during the three months ended March 31, 2016, we issued 195,296 shares of common stock to Opus Bio as a $7.5 million milestone payment which was achieved in the first quarter of 2016, and was payable in the form of Juno common stock, under Juno’s license agreement with Opus Bio. The offer, sale, and issuance of the shares to Opus Bio was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

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

There has been no material change in the planned use of proceeds from our IPO as described in the Registration Statement. We invested the funds received in short-term, interest-bearing investment-grade securities and government securities. As of March 31, 2016, we have used approximately $248.6 million of the net proceeds from the IPO primarily to fund the costs to advance JCAR015 through a Phase II clinical trial, to advance JCAR017 through a Phase I clinical trial and into a potential registration trial in relapsed/refractory NHL, to further develop additional product candidates, to expand our internal research and development capabilities, to establish manufacturing capabilities, to acquire, license and invest in complementary products, technologies and businesses, and other general corporate purposes. None of the offering proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

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

Juno Therapeutics, Inc.

Date: May 9, 2016	By:	/s/ Steven D. Harr
Steven D. Harr Chief Financial Officer & Head of Corporate Development (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

2.1# Δ	Share Purchase Agreement, dated May 11, 2015, by and among Dr. Herbert Stadler, Dr. Lothar Germeroth, Prof. Dr. Dirk Busch, and the registrant	8-K	5/11/2015	2.1

2.2# Δ	Agreement and Plan of Merger, dated June 1, 2015, by and among X Acquisition Corporation, X-Body, Inc., Brant Binder as stockholder representative, certain principal stockholders of X-Body, Inc., and the registrant	8-K	6/5/2015	2.1

2.3+ Δ	Agreement and Plan of Reorganization, dated January 11, 2016, by and among registrant, P. Acquisition Corporation, P Acquisition LLC, AbVitro, Inc., Fortis Advisors LLC, as securityholders’ representative, and those AbVitro stockholders made party thereto by joinder	8-K	1/11/2016	2.1

3.1	Amended and Restated Certificate of Incorporation	8-K	12/29/2014	3.1

3.2	Amended and Restated Bylaws, as amended	8-K	4/1/2016	3.1

4.1	Fourth Amended and Restated Investors’ Rights Agreement, dated December 5, 2014, by and among the registrant and the investors named therein	S-1/A	12/9/2014	4.1

4.2	Amendment and Waiver of Fourth Amended and Restated Investors’ Rights Agreement, dated July 27, 2015	10-Q	8/14/2015	4.2

4.3	Second Amendment to Fourth Amended and Restated Investors’ Rights Agreement, dated January 29, 2016	10-K	2/29/2016	4.3

4.4	Form of Common Stock Certificate	S-1/A	12/9/2014	4.2

10.1+	Amendment No. 1, dated October 22, 2015, to Amended and Restated Patent and Technology License Agreement dated January 2, 2012, by and between Fred Hutchinson Cancer Research Center and the registrant				X

10.2(A)+	Amendment No. 1, dated October 22, 2015, to Amended and Restated Patent and Technology License Agreement dated October 16, 2013, by and between Fred Hutchinson Cancer Research Center and the registrant				X

10.2(B)+	Amendment No. 2, dated March 25, 2016, to Amended and Restated Patent and Technology License Agreement dated October 16, 2013, by and between Fred Hutchinson Cancer Research Center and the registrant				X

10.3	Form of Restricted Stock Unit Agreement under the 2014 Equity Incentive Plan (director election to take cash fees in equity - RSU deferral)				X

10.4	Form of Stock Grant Award Agreement under the 2014 Equity Incentive Plan (director election to take cash fees in equity - no deferral)				X

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at March 31, 2016 (unaudited) and December 31, 2015, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three months ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2016 and 2015, and (iv) Notes to the Condensed Consolidated Financial Statements.				X

*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Juno Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.
+	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the Securities and Exchange Commission.
#	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.
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