Form 10-Q
period 2016-06-30
Juno Therapeutics, Inc.
filed 2016-08-05
CIK 1594864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the registrant’s common stock as of July 28, 2016 was 105,779,265.

Juno Therapeutics, Inc.

Quarterly Report on Form 10-Q

Juno Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$285,343	$252,398
Marketable securities	671,564	691,013
Accounts receivable	9,311	315
Prepaid expenses and other current assets	8,360	8,113

Total current assets	974,578	951,839
Property and equipment, net	51,480	42,086
Long-term marketable securities	153,086	272,888
Goodwill	221,306	122,092
Intangible assets	79,806	50,177
Other assets	8,348	6,046

Total assets	$1,488,604	$1,445,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,191	$4,248
Accrued liabilities and other current liabilities	42,289	33,376
Success payment liabilities	52,142	64,829
Contingent consideration	4,675	1,905
Deferred revenue	41,392	15,370

Total current liabilities	143,689	119,728
Build-to-suit lease obligation, less current portion	8,963	9,294
Contingent consideration, less current portion	27,080	35,361
Deferred revenue, less current portion	140,310	129,831
Deferred tax liabilities	8,051	8,946
Other long-term liabilities	1,831	435

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 495,000,000 shares authorized at June 30, 2016 and December 31, 2015; 101,813,174 and 97,247,058 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	10	10
Additional paid-in-capital	1,880,695	1,733,263
Accumulated other comprehensive loss	(463)	(6,083)
Accumulated deficit	(721,562)	(585,657)

Total stockholders’ equity	1,158,680	1,141,533

Total liabilities and stockholders’ equity	$1,488,604	$1,445,128

See accompanying notes.

Juno Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$27,602	$12,461	$37,377	$12,461
Operating expenses:
Research and development	72,311	60,235	146,033	118,034
General and administrative	16,815	20,191	32,769	27,552

Total operating expenses	89,126	80,426	178,802	145,586

Loss from operations	(61,524)	(67,965)	(141,425)	(133,125)
Other-than-temporary impairment loss	(5,490)	—	(5,490)	—
Interest income, net	1,496	158	2,837	353
Other income (expenses), net	(433)	233	(364)	233

Loss before income taxes	(65,951)	(67,574)	(144,442)	(132,539)
Benefit from income taxes	1,184	1,616	8,537	1,616

Net loss	$(64,767)	$(65,958)	$(135,905)	$(130,923)

Net loss per share, basic and diluted	$(0.64)	$(0.79)	$(1.35)	$(1.58)

Weighted average common shares outstanding, basic and diluted	101,383,530	83,716,681	100,345,149	83,116,743

See accompanying notes.

Juno Therapeutics, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(64,767)	$(65,958)	$(135,905)	$(130,923)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(666)	(125)	410	(125)
Unrealized gain (loss) on marketable securities	(387)	(706)	(280)	(634)
Reclassification adjustment for loss included in net loss	5,490	—	5,490	—

Total other comprehensive income (loss)	4,437	(831)	5,620	(759)

Comprehensive loss	$(60,330)	$(66,789)	$(130,285)	$(131,682)

See accompanying notes.

Juno Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(135,905)	$(130,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,784	2,210
Non-cash stock-based compensation	28,572	12,475
Non-cash expense in connection with equity issuance	23,227	—
Deferred income taxes	(1,818)	(519)
Deferred tax benefit recorded in connection with acquisition	(6,655)	(1,100)
Change in fair value of success payment liabilities	(3,118)	42,871
Change in fair value of contingent consideration	(5,511)	(80)
Other-than-temporary impairment on marketable securities	5,490	—
Other	435	(227)
Changes in operating assets and liabilities:
Accounts receivable	(8,992)	(11)
Prepaid expenses and other assets	(263)	(1,577)
Accounts payable, accrued liabilities and other liabilities	7,886	6,723
Deferred revenue	36,500	—

Net cash used in operating activities	(53,368)	(70,158)
INVESTING ACTIVITIES
Purchases of marketable securities and other investments	(375,629)	(222,178)
Sales and maturities of marketable securities	508,945	64,115
Acquisitions, net of cash acquired	(74,575)	(77,666)
Purchase of property and equipment	(11,444)	(9,154)

Net cash provided by (used in) investing activities	47,297	(244,883)
FINANCING ACTIVITIES
Payments of issuance costs related to issuance of common stock	—	(1,683)
Proceeds from issuance of common stock to strategic partner	47,000	—
Proceeds from exercise of stock options	3,003	368
Repurchases of common stock	(10,073)	—
Minimum tax withholdings on stock-based awards	(692)	—
Payments of build-to-suit lease obligation	(180)	(82)

Net cash provided by (used in) financing activities	39,058	(1,397)
Effect of exchange rate changes on cash and cash equivalents	(42)	(12)
Net increase (decrease) in cash and cash equivalents	32,945	(316,450)
Cash and cash equivalents at beginning of period	252,398	355,968

Cash and cash equivalents at end of period	$285,343	$39,518

SUPPLEMENTAL CASH FLOW INFORMATION
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,379	$6,675

Amounts capitalized under build-to-suit leases	$—	$9,910

Issuance of common stock for acquisitions	$46,914	$41,611

Issuance of common stock for success payments	$9,481	$—

Accrual for construction in process and tenant improvements	$1,491	$—

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

The Company is subject to a number of risks similar to other biopharmaceutical companies in the early stage, including, but not limited to, possible failure of preclinical testing or clinical trials, the need to obtain marketing approval for its product candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s products, protection of proprietary technology, and the need to obtain adequate additional funding. If the Company, or any commercialization partner for the Company’s product candidates, does not successfully commercialize any of the Company’s product candidates, the Company will not be able to generate product revenue or achieve profitability. As of June 30, 2016, the Company had an accumulated deficit of $721.6 million.

The financial data as of December 31, 2015 is derived from the Company’s audited financial statements, which are included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2016 (the “2015 Annual Report”), and should be read in conjunction with the audited financial statements and notes thereto. The Company’s significant accounting policies are described in Note 2 to the financial statements included in the 2015 Annual Report. Certain prior period amounts have been reclassified to conform to the current period presentation. For the three and six months ended June 30, 2015, $5.3 million and $6.0 million was reclassified from litigation to general and administrative on the condensed consolidated statements of operations, respectively. This reclassification does not have a material impact on the Company’s condensed consolidated financial statements.

The accompanying interim balance sheet as of June 30, 2016, the statements of operations, comprehensive loss and cash flows for the three and six months ended June 30, 2016 and 2015 and the related footnote disclosures are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2016 and its results of operations and comprehensive loss for the three and six months ended June 30, 2016 and 2015, and its cash flows for the six months ended June 30, 2016 and 2015. The results for the three and six months ended June 30, 2016 and 2015 are not necessarily indicative of the results expected for the full fiscal year or any other interim period.

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

Transaction Costs

The Company incurred approximately $0.4 million of direct transaction costs related to the AbVitro acquisition for the six months ended June 30, 2016. These costs are included in general and administrative expenses in the condensed consolidated statements of operations.

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

In March 2016, Celgene exercised its annual right to purchase additional shares of the Company’s common stock to “top-up” its ownership interest in the Company. Celgene purchased 1,137,593 shares at a price of $41.32 per share, for an aggregate cash purchase price of $47.0 million. As Celgene did not exercise the top-up right in full to reach 10% ownership that would have been permitted by the top-up right, the top-up right that will be triggered by the filing of the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2016 will only permit Celgene to top-up its ownership stake of the Company’s common stock to 9.76%.

In April 2016, Celgene exercised its opt-in right to develop and commercialize product candidates from the Company’s CD19 program outside North America and China. As a result, the Company and Celgene entered into a license agreement (the “Celgene CD19 License”) pursuant to which Celgene received an exclusive, royalty-bearing license to develop and commercialize therapeutic CAR product candidates from the Company’s CD19 program in all territories outside of North America and China (the “Celgene Territory”). The Company retains all rights to develop further and commercialize such product candidates in North America and China (the “Juno Territory”). The Company and Celgene will generally share worldwide research and development costs, while the Company will be responsible for commercialization costs in the Juno Territory and Celgene will be responsible for commercialization costs in the Celgene Territory. The Company has the right to participate in specified commercialization activities for licensed products arising from the CD19 program in certain major European markets. Celgene has the right to participate in specified commercialization activities in North America for licensed products for certain indications under the CD19 program. The Company received a $50.0 million option exercise fee from Celgene upon the exercise of Celgene’s option to license CAR product candidates from the CD19 program. The Company will also receive royalties from Celgene for CAR product candidates arising from the CD19 program at a percentage in the mid-teens of net sales of such product candidates in the Celgene Territory.

The Celgene CD19 License agreement contains the following deliverables: (1) an exclusive license with respect to intellectual property, (2) transfer of certain clinical and manufacturing knowledge and related support, and (3) participation on various collaboration committees during the technology transfer period. The Company has accounted for these deliverables as a single unit of accounting because they do not have standalone value and the obligations will be delivered throughout the estimated period of performance. The $50.0 million option exercise fee was recorded in deferred revenue and is being recognized ratably over the period in which the Company expects to fulfill these performance obligations, which was initially determined to be approximately two years.

To the extent the Company’s research and development costs for the CD19 program exceed Celgene’s research and development costs for the CD19 program for a given quarter, Celgene is required to provide partial reimbursement to the Company for such costs. The Company recognizes the reimbursement by Celgene as revenue in the period the services are performed. To the extent Celgene’s research and development costs for the CD19 program exceed the Company’s research and development costs for the CD19 program for a given quarter, the Company is required to provide Celgene partial reimbursement for such costs. The Company recognizes the reimbursement to Celgene as additional research and development expense in the period the services are provided.

The Company recognized revenue of $18.8 million and $22.6 million in the three and six months ended June 30, 2016, respectively, in connection with the Celgene Collaboration Agreement and the Celgene CD19 License. There was no revenue recognized under the Celgene Collaboration Agreement for the three and six months ended June 30, 2015.

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

Excluding the expense or gain related to success payment obligations, the Company recognized $4.1 million and $2.4 million of research and development expenses in connection with its collaboration and funding agreements with FHCRC for the three months ended June 30, 2016 and 2015, respectively, and $8.7 million and $4.4 million for the six months ended June 30, 2016 and 2015, respectively.

The estimated fair value of the total success payment obligation to FHCRC, after giving effect to the success payments achieved and paid in December 2015, was approximately $55.3 million and $67.3 million as of June 30, 2016 and December 31, 2015, respectively. With respect to the FHCRC success payment obligations, the Company recognized expense of $1.9 million in the three months ended June 30, 2016 compared with an expense of $2.8 million in the three months ended June 30, 2015. The Company recognized a gain of $2.8 million in the six months ended June 30, 2016 compared to an expense of $29.9 million in the six months ended June 30, 2015. The expense and gain are recorded in research and development expense in the condensed consolidated statements of operations, and represent the change in the FHCRC success payment liability during such periods and the respective months of accrued expenses. The FHCRC success payment liabilities on the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015 were $30.9 million and $33.8 million, respectively.

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

Assumptions	June 30, 2016	December 31, 2015
Fair value of common stock	$38.44	$43.97
Risk free interest rate	1.05% - 1.38%	1.89% - 2.20%
Expected volatility	70%	70%
Expected term (years)	5.30 - 8.30	5.79 - 8.79

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

Excluding the expense or gain related to success payment obligations, the Company recognized $0.1 million and $1.8 million of research and development expenses in connection with its research and clinical agreements with MSK for the three months ended June 30, 2016 and 2015, respectively, and $0.8 million and $2.8 million for the six months ended June 30, 2016 and 2015, respectively.

The estimated fair value of the total success payment obligation to MSK, after giving effect to the success payment achieved in December 2015 and paid in March 2016, was approximately $33.8 million and $48.9 million as of June 30, 2016 and December 31, 2015, respectively. With respect to the MSK success payment obligations, the Company recognized expense of $1.6 million in the three months ended June 30, 2016 compared to an expense of $1.2 million in the three months ended June 30, 2015. The Company recognized a gain of $0.3 million in the six months ended June 30, 2016 compared to an expense of $12.9 million in the six months ended June 30, 2015. The expense and gain are recorded in research and development expense in the condensed consolidated statements of operations, and represent the change in the MSK success payment liability during such periods and the respective months of accrued expense. The MSK success payment liabilities on the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015 were $21.2 million and $31.0 million, respectively.

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

Assumptions	June 30, 2016	December 31, 2015
Fair value of common stock	$38.44	$43.97
Risk free interest rate	1.07% - 1.38%	1.91% - 2.20%
Expected volatility	70%	70%
Expected term (years)	5.39 - 8.39	5.89 - 8.89

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

In January 2016, a clinical milestone was met under both the Penn/Novartis Sublicense Agreement and the St. Jude License Agreement, pursuant to which the Company received a payment of $5.8 million from Novartis, and the Company made a corresponding payment to St. Jude of $5.0 million. A second clinical milestone was met in June 2016, in connection with which the Company received a payment of $8.5 million from Novartis, and the Company made a corresponding payment to St. Jude of $7.5 million.

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

The Company recognized $1.6 million and $0.2 million of research and development expenses in connection with its sponsored research, clinical support and manufacturing services agreements with SCRI for the three months ended June 30, 2016 and 2015, respectively. The Company recognized $2.4 million and $0.3 million of research and development expenses in connection with its sponsored research, clinical support and manufacturing services agreements with SCRI for the six months ended June 30, 2016 and 2015, respectively.

Opus Bio

The Company is party to a license agreement with Opus Bio, Inc. (“Opus Bio”) pertaining to certain patent rights and data. The license agreement is described in Note 4 of the financial statements included in the 2015 Annual Report.

Two milestones under the license agreement were achieved in the first quarter of 2016, for which the Company issued a total of 603,364 shares of its common stock as payment and recorded research and development expense of $23.2 million based on the fair value of the common stock on the date the milestones were achieved. After giving effect to the achievement of these milestones, as of June 30, 2016, one milestone required to be paid in equity in the amount of $25.0 million remains to be achieved, along with up to $215.0 million in milestones payable in cash.

Fate Therapeutics

In May 2015, the Company entered into a collaboration and license agreement with Fate Therapeutics, Inc. (“Fate Therapeutics”), to identify and utilize small molecules to modulate the Company’s genetically-engineered T cell product candidates to improve their therapeutic potential for cancer patients. The collaboration and license agreement is described in Note 4 of the financial statements included in the 2015 Annual Report. The Company recognized $0.5 million and $1.0 million of research and development expense in connection with its collaboration agreement with Fate Therapeutics for the three and six months ended June 30, 2016, respectively. The Company recognized $0.3 million of research and development expense in the three and six months ended June 30, 2015.

Editas Medicine

In May 2015, the Company entered into a collaboration and license agreement with Editas Medicine, Inc. (“Editas”), to pursue research programs utilizing Editas’ genome editing technologies with Juno’s CAR and TCR technologies. The collaboration and license agreement is described in Note 4 of the financial statements included in the 2015 Annual Report. The Company recognized $1.3 million and $2.0 million of research and development expense in connection with its collaboration agreement with Editas for the three and six months ended June 30, 2016, respectively. The Company recognized $0.2 million of research and development expense in the three and six months ended June 30, 2015.

4. Cash Equivalents and Marketable Securities

The following tables summarize the estimated fair value of cash equivalents and marketable securities and gross unrealized holding gains and losses (in thousands):

	June 30, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$202,555	$—	$—	$202,555
Commercial paper	63,837	—	—	63,837
Corporate debt securities	1,001	—	—	1,001

Total cash equivalents	267,393	—	—	267,393

Marketable securities:
Commercial paper	80,474	—	—	80,474
U.S. government and agency securities	435,094	300	(26)	435,368
Corporate debt securities	155,696	52	(26)	155,722

Total marketable securities	671,264	352	(52)	671,564

Long-term marketable securities:
U.S. government and agency securities	101,012	118	(13)	101,117
Corporate debt securities	50,191	85	(7)	50,269
Equity securities	1,700	—	—	1,700

Total long-term marketable securities	$152,903	$203	$(20)	$153,086

	December 31, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$177,164	$—	$—	$177,164
Commercial paper	45,352	—	—	45,352
U.S. government and agency securities	2,000	—	—	2,000
Corporate debt securities	5,040	—	—	5,040

Total cash equivalents	229,556	—	—	229,556

Marketable securities:
Commercial paper	73,078	—	—	73,078
U.S. government and agency securities	470,519	2	(485)	470,036
Corporate debt securities	148,143	1	(245)	147,899

Total marketable securities	691,740	3	(730)	691,013

Long-term marketable securities:
U.S. government and agency securities	204,551	1	(770)	203,782
Corporate debt securities	65,898	33	(195)	65,736
Equity securities	7,190	—	(3,820)	3,370

Total long-term marketable securities	$277,639	$34	$(4,785)	$272,888

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	June 30, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. government and agency securities	$127,406	$(26)	$—	$—	$127,406	$(26)
Corporate debt securities	74,744	(26)	—	—	74,744	(26)

Total marketable securities	202,150	(52)	—	—	202,150	(52)

Long-term marketable securities:
U.S. government and agency securities	19,980	(13)	—	—	19,980	(13)
Corporate debt securities	8,310	(7)	—	—	8,310	(7)

Total long-term marketable securities	$28,290	$(20)	$—	$—	$28,290	$(20)

	December 31, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. government and agency securities	$457,641	$(485)	$—	$—	$457,641	$(485)
Corporate debt securities	144,499	(245)	—	—	144,499	(245)

Total marketable securities	602,140	(730)	—	—	602,140	(730)

Long-term marketable securities:
U.S. government and agency securities	190,767	(770)	—	—	190,767	(770)
Corporate debt securities	50,591	(195)	—	—	50,591	(195)
Equity securities	3,370	(3,820)	—	—	3,370	(3,820)

Total long-term marketable securities	$244,728	$(4,785)	$—	$—	$244,728	$(4,785)

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

The Company evaluated the near-term prospects of the Fate Therapeutics investment in relation to the severity and duration of the impairment and based on that evaluation the Company determined that the equity security is other-than-temporarily impaired (“OTTI”). Accordingly, a loss of $5.5 million was recognized in net loss on the condensed consolidated statements of operations for the three and six months ended June 30, 2016.

All marketable securities have an effective maturity date of three years or less and are available for use and therefore classified as available-for-sale.

5. Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$202,555	$—	$—	$202,555
Commercial paper	—	144,311	—	144,311
U.S. government and agency securities	—	536,485	—	536,485
Corporate debt securities	—	206,992	—	206,992
Equity securities	1,700	—	—	1,700

Total financial assets	$204,255	$887,788	$—	$1,092,043

Financial Liabilities:
Success payment liabilities	$—	$—	$52,142	$52,142
Contingent consideration	—	—	31,755	31,755

Total financial liabilities	$—	$—	$83,897	$83,897

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$177,164	$—	$—	$177,164
Commercial paper	—	118,430	—	118,430
U.S. government and agency securities	—	675,818	—	675,818
Corporate debt securities	—	218,675	—	218,675
Equity Securities	3,370	—	—	3,370

Total financial assets	$180,534	$1,012,923	$—	$1,193,457

Financial Liabilities:
Success payment liabilities	$—	$—	$64,829	$64,829
Contingent consideration	—	—	37,266	37,266

Total financial liabilities	$—	$—	$102,095	$102,095

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

	Success Payment Liabilities	Contingent Consideration	Total
Balance at December 31, 2015	$64,829	$37,266	$102,095
Payments	(9,569)	—	(9,569)
Changes in fair value (1)	(3,118)	(5,511)	(8,629)

Balance at June 30, 2016	$52,142	$31,755	$83,897

(1)	The amount of success payments achieved and changes in fair value for success payment liabilities and contingent consideration are recorded in research and development expense in the condensed consolidated statements of operations.

As of June 30, 2016 and December 31, 2015, the estimated fair value of the success payment obligations, after giving effect to the success payments achieved by FHCRC and MSK, was approximately $89.1 million and $116.2 million, respectively. Included in research and development expense for the three months ended June 30, 2016 and 2015 was expense of $3.5 million and $4.0 million, respectively, related to success payments. Included in research and development expense for the six months ended June 30, 2016 and 2015 was a gain of $3.1 million and an expense of $42.9 million, respectively, related to success payments. See Note 3, Collaboration and License Agreements, to these condensed consolidated financial statements, as well as Note 4 to the financial statements included in the 2015 Annual Report, for additional discussion of estimated fair value of the success payment obligations.

The Company utilizes significant estimates and assumptions in determining the estimated success payment liability and associated expense at each balance sheet date. A small change in the Company’s stock price may have a relatively large change in the estimated fair value of the success payment liability and associated expense.

In connection with the acquisitions of Stage Cell Therapeutics GmbH (“Stage”) and X-Body, Inc. (“X-Body”) in the second quarter of 2015, the Company agreed to pay additional amounts based on the achievement of certain technical, clinical, regulatory, and commercialization milestones. This contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant. The Company assesses these estimates on an on-going basis as additional data impacting the assumptions is obtained.

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

The significant unobservable inputs used in the measurement of fair value of the Company’s contingent consideration are probabilities of successful achievement of the milestones, the period in which these milestones are expected to be achieved ranging from 2016 to 2043, and a discount rate of 16%. Significant increases or decreases in any of the probabilities of success and other inputs would result in a significantly higher or lower fair value measurement, respectively.

As of June 30, 2016, the estimated fair values of the contingent consideration associated with the Stage and X-Body acquisitions were $25.6 million and $6.1 million, respectively. The Company recognized a gain of $5.5 million and $0.1 million, which was recorded in research and development expense, in the six months ended June 30, 2016 and 2015, respectively, related to the change in fair value of the contingent consideration.

6. Stock-Based Compensation

Stock-Based Compensation

Stock-based compensation expense is recognized in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development (1)	$10,067	$4,048	$20,358	$7,683
General and administrative	5,500	3,012	10,427	4,792

Total stock-based compensation expense (2)	$15,567	$7,060	$30,785	$12,475

(1)	Included in research and development stock-based compensation expense for the three and six months ended June 30, 2016 was $2.2 million related to the payout of employee options in connection with the AbVitro acquisition.

(2)	Included in stock-based compensation expense recognized for the three months ended June 30, 2016 and 2015, is $2.7 million and $2.2 million, respectively, related to service providers other than employees, scientific founders, and directors, including $1.2 million and $1.7 million, respectively, for a former cofounding director who became a consultant upon his departure from the board of directors. Included in stock-based compensation expense recognized for the six months ended June 30, 2016 and 2015, is $4.3 million and $4.4 million, respectively, related to service providers other than employees, scientific founders, and directors, including $2.4 million and $3.6 million, respectively, for a former cofounding director who became a consultant upon his departure from the board of directors.

Total stock-based compensation cost related to unvested awards not yet recognized and the weighted average periods over which the awards are expected to be recognized as of June 30, 2016 for all employees are as follows:

	Stock Options	Restricted Stock and RSUs
Unrecognized stock-based compensation cost (in thousands)	$121,446	$19,920
Expected weighted average period compensation costs to be recognized (years)	2.99	2.04

Restricted Stock and RSUs

A summary of the Company’s restricted stock and RSU activity is as follows:

	Restricted Stock and RSUs	Weighted Average Fair Value at Date of Grant per Share
Unvested shares as of December 31, 2015	5,476,600	$3.72
Granted	165,810	35.67
Vested	(1,372,024)	3.22
Forfeited	(1,954)	1.56

Unvested shares as of June 30, 2016	4,268,432	$5.12

Management estimates expected forfeitures and recognizes compensation costs only for those equity awards expected to vest.

Stock Options

A summary of the Company’s stock option activity is as follows:

	Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Oustanding as of December 31, 2015	5,218,939	$30.25	9.13	86,609
Granted	2,936,221	29.65
Exercised	(253,830)	7.38
Forfeited/Cancelled	(52,338)	46.72

Oustanding as of June 30, 2016	7,848,992	$30.66	9.04	$93,125

Exercisable as of June 30, 2016	1,430,705	$26.73	8.60	$23,896

The fair value of each stock option granted has been determined using the Black-Scholes option pricing model. The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted to employees, directors, and consultants included the following:

Assumptions	Six Months Ended June 30, 2016
Risk free interest rate	1.13% - 1.78%
Expected volatility	70%
Expected life (years)	5.27 - 9.97
Expected dividend yield	0%

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

In April 2016, the Company agreed to repurchase 240,381 shares of common stock issued to MSK at a repurchase price of $41.90 per share.

7. Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) and the adjustments to other comprehensive income (loss) are as follows (in thousands):

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) on Available-for-sale Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2015	$(605)	$(5,478)	$(6,083)
Other comprehensive income	410	5,210	5,620

Balance at June 30, 2016	$(195)	$(268)	$(463)

The details of the components of other comprehensive income (loss) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Other comprehensive income (loss):
Foreign currency translation adjustments (1)	$(666)	$(125)	$410	$(125)
Net change in unrealized gain (loss) on marketable securities:
Unrealized gain (loss) on marketable securities (2)	(387)	(706)	(280)	(634)
Reclassification adjustment for loss included in net loss (3)	5,490	—	5,490	—

Total other comprehensive income (loss)	$4,437	$(831)	$5,620	$(759)

(1)	Foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in our international subsidiary.
(2)	Unrealized gain (loss) on marketable securities is net of income taxes of $0.8 million for the three and six months ended June 30, 2016. There was no income tax effect recorded on unrealized gain (loss) for the three and six months ended June 30, 2015.
(3)	Amounts reclassified from accumulated other comprehensive income are included in other-than-temporary impairment loss on the condensed consolidated statements of operations. There was no income tax effect on this reclassification adjustment for the three and six months ended June 30, 2016 as it does not create taxable income in future years.

8. Income Taxes

The Company recorded an income tax benefit of $8.5 million on a pre-tax loss of $144.4 million for the six months ended June 30, 2016. Of the total income tax benefit, $6.7 million relates to the release of valuation allowance on the U.S. deferred tax assets as a result of the deferred tax liabilities established for intangible assets from the acquisition of AbVitro, net of tax attributes, and $1.4 million relates the benefit associated with the net loss incurred by the Company’s German subsidiary in the six months ended June 30, 2016. The remaining tax benefit of $0.4 million relates to intraperiod allocation of taxes between continuing operations and other comprehensive income.

For the prior year, the Company recorded an income tax benefit of $1.6 million on a pre-tax loss of $132.5 million for the six months ended June 30, 2015. Of the $1.6 million total tax benefit, $0.5 million relates to the net loss incurred by the Company’s German subsidiary in the period from May 11, 2015 to June 30, 2015, as the Company has determined that it is more-likely-than-not that it will realize the benefit of these losses. The remaining $1.1 million of income tax benefit relates to the release of valuation allowance on the U.S. deferred tax assets as a result of the deferred tax liabilities established for definite lived intangible assets from the acquisition of X-Body.

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

The Company applies judgment in the determination of the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. As of June 30, 2016 and December 31, 2015, the Company had no material unrecognized or uncertain tax benefits.

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

The amounts in the table below were excluded from the calculation of diluted net loss per share for the periods indicated due to their anti-dilutive effect:

	As of June 30,
	2016	2015
Unvested restricted stock and RSUs	4,268,432	6,837,535
Options to purchase common stock	7,848,992	4,453,101
Estimated number of shares issued for success payments (1)	—	1,593,850

Total	12,117,424	12,884,486

(1)	Represents the number of shares that would be issued if the success payment valuation date had been June 30, 2015. The Company’s common stock price per share was $53.33 at June 30, 2015 which would have resulted in a success payment of $85 million ($75 million for FHCRC and $10 million for MSK). The number of shares issued, for the purpose of this presentation, is calculated by dividing the success payment by the stock price per share on the valuation date. At June 30, 2016 the Company’s stock price was below the threshold that would require additional payments to FHCRC or MSK, therefore no shares are included.

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

The following table summarizes the Company’s future minimum lease commitments as of June 30, 2016 (in thousands):

Year ending December 31:
2016	2,842
2017	6,111
2018	11,759
2019	11,093
2020	11,164
Thereafter	41,773

Total minimum lease payments	$84,742

Rent expense for the three months ended June 30, 2016 and 2015 was $1.3 million and $0.5 million, respectively. Rent expense for the six months ended June 30, 2016 and 2015 was $2.4 million and $0.9 million, respectively.

Litigation

From time to time the Company is involved in claims, proceedings, and litigation arising in the ordinary course of business. The amount of any liability is not probable or the amount cannot be reasonably estimated and therefore accruals have not been made. At this time, the Company does not expect litigation matters to have a material adverse impact on its business, financial position, or results of operations.

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

12. Subsequent Events

In July 2016, the Company acquired RedoxTherapies, Inc., a privately-held company (“RedoxTherapies”), for a $10.0 million upfront cash payment. The Company also agreed to pay additional amounts upon achievement of clinical, regulatory, and commercial milestones. The acquisition provides the Company with an exclusive license to vipadenant, a small molecule A2a receptor antagonist that has the potential to disrupt important immunosuppressive pathways in the tumor microenvironment in certain cancers. The Company has not yet completed the initial accounting for this transaction.

In August 2016, the Company entered into a license agreement with MSK and Eureka Therapeutics, Inc. pursuant to which the Company obtained an exclusive license pertaining to a fully-human binding domain targeting B-cell maturation antigen (BCMA), as well as binders against two additional undisclosed multiple myeloma targets to be used for the potential development and commercialization of CAR cell therapies for patients with multiple myeloma. The Company made an upfront cash payment and agreed to pay additional amounts upon achievement of clinical, regulatory, and commercial milestones, as well as royalties on net sales.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our condensed consolidated financial statements (unaudited) and related notes included elsewhere in this report. This Quarterly Report on Form 10-Q contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “aim,” “potential,” “continue,” “ongoing,” “goal,” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. These forward-looking statements, include, but are not limited to, statements regarding: the success, cost and timing of our product development activities and clinical trials; our ability and the potential to successfully advance and leverage our technology platform to improve the safety and effectiveness of our existing product candidates; the potential costs and benefits for our identified research priorities to advance our CAR and TCR technologies; the potential of our collaboration with Celgene and the ability and willingness of Celgene to be our commercialization partner outside of North America, including with respect to our CD19 license agreement with Celgene and the exercise by Celgene of its opt-in right to the CD19 program; the ability of JW Therapeutics (Shanghai) Co., Ltd to develop and commercialize product candidates in China; the ability and willingness of our third-party research institution collaborators to continue research and development activities relating to our product candidates; the potential of our other research and development and strategic collaborations, including our collaborations with Editas Medicine, Inc., Fate Therapeutics, Inc., and MedImmune Limited; our ability to obtain orphan drug designation or breakthrough status for our CD19 product candidates and any other product candidates, or to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate; our ability to license additional intellectual property relating to our product candidates; our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates; our ability to commercialize our products in light of the intellectual property rights of others; our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates, and the potential terms of such funding; our plans to research, develop, and commercialize our product candidates; the potential of the technologies we have acquired through strategic transactions, such as the acquisition of Stage, X-Body, AbVitro, and RedoxTherapies; the size and growth potential of the markets for our product candidates, and our ability to serve those markets; regulatory developments in the United States and foreign countries; our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately; our plans to develop our own manufacturing facilities, including our manufacturing facility in Bothell, Washington; the potential benefits of our efforts to optimize our process development and manufacturing; the success of competing therapies that are or may become available; our ability to attract and retain key scientific or management personnel; the accuracy of our estimates regarding expenses, success payments, future revenue, capital requirements, profitability, and needs for additional financing; fluctuations in the trading price of our common stock; the anticipated benefits of our litigation settlement with Penn and Novartis; our plans regarding our corporate headquarters; and our use of the proceeds from our initial public offering and proceeds received from Celgene. These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” in this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. Unless the context requires otherwise, in this Quarterly Report on Form 10-Q, the terms “Juno,” “Company,” “we,” “us” and “our” refer to Juno Therapeutics, Inc., a Delaware corporation, and its wholly-owned subsidiaries on a consolidated basis.

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

We are conducting a multicenter, Phase II trial of JCAR015 that could support accelerated U.S. regulatory approval in adult relapsed/refractory (“r/r”) B cell acute lymphoblastic leukemia (“ALL”) as early as the first half of 2018. We are also conducting a Phase I trial with JCAR017 in adult r/r B cell aggressive non-Hodgkin lymphoma (“NHL”), and are planning to initiate trials with JCAR017 in each of adult r/r ALL, pediatric r/r ALL, and chronic lymphocytic leukemia (“CLL”). We believe we may obtain U.S. regulatory approval for JCAR017 in a first indication as early as 2018, with U.S. regulatory approvals in all four indications as early as the end of 2019. We are also continuing to enroll patients in an ongoing Phase I/II trial for JCAR014 in B cell malignancies, and although we do not plan to move JCAR014 into registration trials, we plan to use this trial to explore important questions that may improve our platform overall. To date, data from the JCAR014 trial have provided encouraging early insights on how to improve the efficacy and safety in patients with ALL, NHL, and CLL. The Investigational New Drug (“IND”) has cleared for, and we intend to enroll patients in 2016 in a combination Phase Ib clinical trial combining JCAR014 with MedImmune’s investigational programmed cell death ligand 1 (“PD-L1”) immune checkpoint inhibitor, durvalumab, for the treatment of adult r/r B cell NHL. We are also conducting Phase I trials for five additional product candidates that target different cancer-associated proteins in hematological and solid organ cancers. We also expect to commence a Phase I trial through our collaborator MSK of a CD19/4-1BBL “armored” CAR in 2016 and a Phase I trial for one or both of CD19/CD40L and CD19/IL-12 “armored” CARs in 2017. We have a number of other preclinical programs against other targets that we expect to move into human testing over the next several years.

On July 6, 2016, the FDA placed our JCAR015 Phase II trial in r/r ALL on clinical hold after we observed an increased incidence of severe neurotoxicity, including two patients who died in late June 2016 from cerebral edema, following the recent addition of fludarabine to the preconditioning regimen used on the trial. There had been one earlier death in the trial in May 2016 from cerebral edema in a patient treated with JCAR015 after receiving fludarabine-containing preconditioning, but a review identified confounding factors specific to the event, and the FDA, our data safety monitoring board, and Juno each determined that it was appropriate to continue the trial without changes to the treatment protocol. Following the June 2016 deaths and the FDA hold, we amended the trial protocol to continue the trial without fludarabine, returning to the original cyclophosphamide-only preconditioning regimen. The FDA removed the clinical hold on July 12, 2016. The primary analysis cohort of this trial will include 50 patients with morphological disease that receive cyclophosphamide-only preconditioning. We intend to discuss with the FDA whether all, a portion, or none of the patients that received cyclophosphamide-only preconditioning on the trial prior to the clinical hold will be included in the primary analysis. As a result of the hold, and the resulting delay in enrollment and treatment due to administrative processes for reopening trial sites and the gated treatment of the first several patients under the amended protocol, our current plans now project U.S. regulatory approval with JCAR015 in r/r ALL as early as the first half of 2018, instead of as early as 2017.

We have assembled a talented group of scientists, engineers, clinicians, directors, and other advisors who develop and consolidate technologies and intellectual property from some of the world’s leading research institutions, including FHCRC, MSK, SCRI, the University of California, San Francisco, and the National Cancer Institute (“NCI”).

We have established a Juno-operated manufacturing facility in Bothell, Washington, which is now manufacturing JCAR015 and JCAR017 for clinical trials. We plan to manufacture commercial products from this facility, subject to the required regulatory approvals, beginning with the commercial launch of JCAR015.

Revenue for the three months ended June 30, 2016 and 2015 was $27.6 million and $12.5 million, respectively, and revenue for the six months ended June 30, 2016 and 2015 was $37.4 million and $12.5 million, respectively. In the future, we may generate revenue from the Celgene collaboration, strategic alliances, licensing arrangements, and product sales, or a combination of these. We expect that any revenue we generate will fluctuate from quarter to quarter and year to year as a result of the timing and amount of opt-in payments from Celgene, license fees, milestones, reimbursement of costs incurred, and other payments, and product sales, to the extent any product candidates are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval of them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

As described in Note 3, Collaboration & License Agreements, to the condensed consolidated financial statements included in this report, in April 2016 we entered into a license agreement with Celgene pertaining to our CD19 program. As a result, we expect the development activities around the CD19 program to continue to grow as Celgene leads development of our CD19 product candidates in the Celgene Territory. Under the license agreement, we and Celgene will generally share worldwide development expenses. We will also receive royalties from Celgene for CAR product candidates arising from the CD19 program at a percentage in the mid-teens of net sales of such product candidates in the Celgene Territory.

We have agreed to make success payments to each of FHCRC and MSK pursuant to the terms of our collaboration agreements with each of those entities. In December 2015, success payment obligations to FHCRC were triggered in the amount of $75.0 million less indirect cost offsets of $3.3 million and to MSK of $10.0 million less indirect cost offsets of $1.0 million. We elected to make the payments to FHCRC and MSK in shares of our common stock, and thereby issued 1,601,085 and 240,381 shares of our common stock to FHCRC in December 2015, and to MSK in March 2016, respectively. In April 2016, we repurchased the 240,381 shares of our common stock issued to MSK at a repurchase price of $41.90 per share.

As of June 30, 2016, we had cash, cash equivalents, and marketable securities of $1.11 billion compared with $1.22 billion as of December 31, 2015. Cash used in operations for the six months ended June 30, 2016 was $53.4 million and is net of a cash inflow of $50.0 for the opt-in payment received from Celgene. Cash used in operations for the six months ended June 30, 2015 was $70.2 million. Cash provided by investing activities for the six months ended June 30, 2016 was $47.3 million which was net of $74.6 million of net cash used to acquire AbVitro. Cash provided by financing activities in the six months ended June 30, 2016 was $39.1 million and includes a payment of $47.0 million from Celgene for the purchase of 1,137,593 shares of our common stock.

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

Ongoing collaboration revenue is generated from our collaboration with Celgene. The terms of this arrangement contain multiple deliverables, which include (1) access to certain of our technology through a non-exclusive, worldwide, royalty-free right and license to conduct certain activities under the collaboration and (2) participation on various collaboration committees. We recognize revenue from the $150.0 million upfront payment under the Celgene Collaboration Agreement ratably over the term of our estimated period of performance under the arrangement, which we estimate to be through June 2025. In addition to receiving upfront payments, we may also be entitled to option exercise fees. In April 2016, Celgene exercised its right to opt-in to our CD19 program, and as a result, we entered into the Celgene CD19 License. We received an option exercise fee of $50.0 million upon entry into the Celgene CD19 License, which will be recognized as revenue ratably over the estimated period of performance, which is expected to be approximately two years.

Additionally, we and Celgene will generally share worldwide research and development costs. To the extent our research and development costs for the CD19 program exceed Celgene’s research and development costs for the CD19 program for a given quarter, Celgene is required to provide us partial reimbursement for such costs. We recognize the reimbursement by Celgene as revenue in the period the services are performed. To the extent Celgene’s research and development costs for the CD19 program exceed our research and development costs for the CD19 program for a given quarter, we are required to provide Celgene partial reimbursement for such costs. We recognize the reimbursement to Celgene as additional research and development expense in the period the services are provided. As a result, our revenues and research and development expenses may fluctuate depending on which party in the collaboration is incurring the majority of the development costs in any particular quarterly period, and as a result of the timing and amount of option exercise fees and other payments from our collaboration and license agreements.

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

We use our employee and infrastructure resources across multiple research and development programs directed toward developing our cell-based platform and for identifying and developing product candidates. We manage certain activities such as contract research, clinical trial operations, and manufacture of product candidates through our partner institutions or other third-party vendors. We track our significant external costs by product candidate. Although we began in the second quarter of 2016 to calculate, at a high level, our internal personnel costs by project, we do not have such data for all of 2016 or for any of 2015, so we are not at this time disclosing the allocation of internal personnel costs by project candidate. Due to the number of ongoing projects and our ability to use resources across several projects, we do not record or maintain information regarding the other indirect operating costs incurred for our research and development programs on a program-specific basis.

Research and development expenses by project were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Project-specific external costs:
JCAR015	$5,301	$2,667	$10,463	$4,833
JCAR014	1,538	1,283	2,996	2,021
JCAR017	4,214	847	5,447	1,605
CD19 general (1)	9,864	315	16,251	1,301
JCAR018 (2)	127	—	23,359	—
Early development	9,812	2,711	15,160	5,323
Success payment (gain) expense related to FHCRC collaboration agreement	1,896	2,764	(2,832)	29,935
Success payment (gain) expense related to MSK collaboration agreement	1,568	1,198	(287)	12,937
Change in estimated value of contingent consideration liability	(4,499)	(80)	(5,511)	(80)
Upfront costs to acquire technology	—	30,800	—	30,800
Unallocated internal and external research and development costs (3)	42,490	17,730	80,987	29,359

Total research and development expenses	$72,311	$60,235	$146,033	$118,034

(1)	CD19 general expenses for the three and six months ended June 30, 2016 include milestones of $7.5 million and $12.5 million, respectively, paid to St. Jude related to milestones achieved by Juno’s sublicensee Novartis.
(2)	JCAR018 expenses for the six months ended June 30, 2016 include milestone expense of $23.2 million equal to the fair value of 603,364 shares of common stock issued to Opus Bio based on the closing stock price on the days the associated milestones were achieved.
(3)	Unallocated internal and external research and development costs include salaries and personnel-related costs, including non-cash stock-based compensation, for our personnel in research, clinical development, process development and manufacturing, regulatory, and other research and development functions; allocated facilities and other overhead costs; lab supplies; depreciation; and other research and development costs not specific to a project.

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

General and Administrative Expenses

General and administrative expenses consist of salaries and personnel-related costs, including non-cash stock-based compensation, for our personnel in executive, legal, finance and accounting, and other administrative functions, legal costs, transaction costs associated with acquisitions, collaborations, and license agreements, as well as fees paid for accounting and tax services, consulting fees and facility costs not otherwise included in research and development expenses. Legal costs include general corporate legal fees, patent costs, and litigation expenses. For the three and six months ended June 30, 2015, $5.3 million and $6.0 million, respectively, were reclassified from litigation to general and administrative on the condensed consolidated statements of operations.

We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities, potential commercialization of our product candidates, and future business development opportunities. These increases will likely include costs related to outside consultants, attorneys, and accountants, among other expenses.

Results of Operations

Comparison of the three and six months ended June 30, 2016 and June 30, 2015

The following table summarizes our results of operations for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$27,602	$12,461	$37,377	$12,461
Operating expenses:
Research and development	72,311	60,235	146,033	118,034
General and administrative	16,815	20,191	32,769	27,552

Total operating expenses	89,126	80,426	178,802	145,586

Loss from operations	(61,524)	(67,965)	(141,425)	(133,125)
Other-than-temporary impairment loss	(5,490)	—	(5,490)	—
Interest income, net	1,496	158	2,837	353
Other income (expenses), net	(433)	233	(364)	233

Loss before income taxes	(65,951)	(67,574)	(144,442)	(132,539)
Benefit from income taxes	1,184	1,616	8,537	1,616

Net loss	$(64,767)	$(65,958)	$(135,905)	$(130,923)

Revenue

The following table summarizes our revenue for the three and six months ended June 30, 2016 and 2015, the majority of which is related to the amortization of upfront and option exercise fees, milestone payments, and reimbursement of certain research and development expenses under our Celgene Collaboration Agreement (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Celgene:
Recognition of upfront and option exercise fees	$9,616	$—	$13,434	$—
Reimbursement revenue	9,193	—	9,193	—

Celgene total	18,809	—	22,627	—

Novartis:
Recognition of upfront sublicense fee	—	12,250	—	12,250
Milestone revenue	8,500	—	14,250	—

Novartis total	8,500	12,250	14,250	12,250

Other	293	211	500	211

Total revenue	$27,602	$12,461	$37,377	$12,461

Revenue. Revenue was $27.6 million and $37.4 million for the three and six months ended June 30, 2016, respectively, compared with $12.5 million for the three and six months ended June 30, 2015. The increase is primarily due to revenue recognized under our Celgene Collaboration Agreement and Celgene CD19 License in connection with the upfront and CD19 opt-in fees and partial reimbursement by Celgene of research and development costs incurred by us in the second quarter of 2016.

Operating Expenses

Research and Development Expenses. Research and development expenses were $72.3 million and $146.0 million for the three and six months ended June 30, 2016, respectively, compared to $60.2 million and $118.0 million for the three and six months ended June 30, 2015, respectively. The increase of $12.1 million in the three months ended June 30, 2016 was primarily due to:

•	a $31.0 million increase in costs to execute on our clinical development strategy, manufacture our product candidates, and expand our overall research and development capabilities,

•	$10.2 million of milestones achieved during the quarter, $7.5 million of which was paid to St. Jude in connection with a milestone achieved by Juno’s sublicensee Novartis, and

•	a $6.1 million increase in stock-based compensation expense.

These increases were offset $30.8 million in upfront payments made to Fate Therapeutics and Editas in 2015 and a gain recorded in the first quarter of 2016 of $4.5 million related to the estimated change in our contingent consideration liabilities.

The increase of $28.0 million in the six months ended June 30, 2016 was primarily due to:

•	a $58.7 million increase in costs incurred to execute on our clinical development strategy, manufacture our product candidates, and expand our overall research and development capabilities;

•	$38.6 million of milestones achieved during the first half of 2016, $23.2 million of which was in connection with our JCAR018 product candidate and was paid through the issuance of 603,364 shares of our stock, and $12.5 million of which was paid to St. Jude in connection with the milestone achieved by Juno’s sublicensee Novartis; and

•	a $12.7 million increase in stock-based compensation expense.

These increases were offset $30.8 million in upfront payments made to Fate Therapeutics and Editas in 2015 and a gain recorded in the first half of 2016 of $5.5 million related to the estimated change in value of our contingent consideration liabilities. Additionally, for the six months ended June 30, 2016 we recorded a gain of $3.1 million related to our success payment obligations compared to an expense of $42.9 million for the six months ended June 30, 2015, resulting in a decrease of $46.0 million in research and development expense in the first half of 2016 compared to the same period in 2015.

General and Administrative Expenses. General and administrative expenses were $16.8 million and $32.8 million for the three and six months ended June 30, 2016, respectively, compared to $20.2 million and $27.6 million for the three and six months ended June 30, 2015, respectively. The decrease of $3.4 million in the three months ended June 30, 2016 was primarily due to a $9.7 million decrease in litigation and business development expenses. This decrease was offset by a $2.5 million increase in stock-based compensation expense, a $1.8 million increase in personnel expenses primarily related to increased headcount to support the business, a $1.1 million increase in consulting expenses including costs related to commercial readiness, and a $0.9 million increase in other expenses related to the growth of the business including facility and overhead costs and costs incurred by our German subsidiary.

The increase of $5.2 million in the six months ended June 30, 2016 was primarily due to a $5.6 million increase in stock-based compensation expense, increased personnel costs primarily related to increased headcount to support the business of $3.5 million, a $2.5 million increase in consulting expenses including costs related to commercial readiness, and a $2.3 million increase in other expenses related to the growth of the business including facility and overhead costs. These increases were offset by an $8.8 million decrease in litigation and business development costs.

Interest Income, Net. Interest income, net was $1.5 million and $2.8 million for the three and six months ended June 30, 2016, respectively, compared to $0.2 million and $0.4 million for the three and six months ended June 30, 2015, respectively. Interest income, net consisted of interest income earned on our marketable securities offset by interest expense associated with the accounting for the build-to-suit lease of our manufacturing facility. The increase in 2016 compared with 2015 was due to the increased value of our marketable securities and associated interest income.

Other-than-temporary impairment loss. The other-than-temporary impairment loss in the three and six months ended June 30, 2016 of $5.5 million is related to the decline in value of our investment in Fate Therapeutics.

Benefit from Income Taxes. The Company recorded an income tax benefit of $8.5 million on a pre-tax loss of $144.4 million for the six months ended June 30, 2016. Of the total benefit, $6.7 million related to the release of a portion of the valuation allowance on the U.S. deferred tax assets as a result of the acquisition of AbVitro. We previously determined that it is more-likely-than-not that we will realize the benefit of these losses. Additionally, we recorded an income tax benefit of $1.4 million related to the net loss incurred by our German subsidiary during the first and second quarter of 2016. The remaining tax benefit of $0.4 relates to intraperiod allocation of taxes between continuing operations and other comprehensive income. During the first six months of 2015, the Company recorded an income tax benefit of $1.6 million on a pre-tax loss of $132.5 million for 2015. Of the $1.6 million total tax benefit, $0.5 million relates to the net loss incurred by our German subsidiary in the period from May 11, 2015 to June 30, 2015, and the remaining $1.1 million relates to the release of valuation allowance on the U.S. deferred tax assets as a result of the deferred tax liabilities established for definite lived intangible assets from the acquisition of X-Body. We have determined that it is more-likely-than-not that we will realize the benefit of these losses. No income tax benefit is recognized for the U.S. pre-tax loss generated during the quarter as it was subject to a full valuation allowance.

Liquidity and Capital Resources

Sources and Uses of Liquidity

As of June 30, 2016, we had $1.11 billion in cash, cash equivalents and marketable securities. Prior to our entry into the Celgene collaboration, we raised an aggregate of approximately $618.0 million in gross proceeds, through our initial public offering and private placements of our convertible preferred stock which we used to fund our operations. As a result of our entry into the collaboration with Celgene and our initial sale of stock to Celgene, we received $1.0 billion in cash from Celgene in August 2015. Celgene also has the right to purchase additional shares of our common stock, including annual “top-up” rights as described under “Licenses and Third-Party Collaborations” in Part I—Item 1—

“Business” of our 2015 Annual Report. If exercised, these purchases will provide us with additional funding for our operations. In the first quarter of 2016, we received $47.0 million from Celgene in connection with the sale of our stock pursuant to the partial exercise by Celgene of its annual top-up right under the Celgene Share Purchase Agreement. We also may receive funding from Celgene in the form of option exercise fees or reimbursements for qualified expenses related to the development and commercialization of product candidates in programs that Celgene opts into under the Celgene Collaboration Agreement. In April 2016 we received an opt-in payment of $50.0 million from Celgene upon Celgene’s election to opt-in to our CD19 program.

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

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$(53,368)	$(70,158)
Investing activities	47,297	(244,883)
Financing activities	39,058	(1,397)
Effect of exchange rate changes on cash and cash equivalents	(42)	(12)

Net increase (decrease) in cash and cash equivalents	$32,945	$(316,450)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2016 and 2015 was $53.4 million and $70.2 million, respectively. The decrease in net cash used in operating activities of $16.8 million was primarily due to cash received from Celgene of $50.0 million in connection with the CD19 opt-in, offset by cash payments made in connection with the overall growth of Juno’s business, which included executing on our clinical development strategy, manufacturing to support our clinical trials, expanding our workforce, milestone payments, research collaboration agreements, and other costs to expand our overall research and development capabilities.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2016 was $47.3 million compared to cash used in investing activities of $244.9 million for the six months ended June 30, 2015. The change was primarily due to net sales and maturities of marketable securities in the normal course of business.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2016 was $39.1 million compared to cash used in financing activities of $1.4 million for the six months ended June 30, 2015. The change was primarily due to the sale of 1,137,593 shares of our common stock to Celgene in 2016, resulting in proceeds of $47.0 million, and proceeds from the exercise of stock options, offset by a repurchase of shares by Juno that were previously issued to MSK as a success payment.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements or holdings in variable interest entities that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate sensitivities, the volatility of our stock price, and foreign exchange rates.

Interest Rate Sensitivity

As of June 30, 2016, we had $824.7 million in marketable securities, largely composed of investment grade short- to intermediate-term fixed income securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality.

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

As of June 30, 2016, the estimated fair value of the total success payment obligations was approximately $89.1 million. We recognized an expense of $3.5 million for the three months ended June 30, 2016 and a net gain of $3.1 million for the six months ended June 30, 2016 related to the success payment obligations. The net gain recorded in the six months ended June 30, 2016 was due to the decline in the Company’s common stock price at June 30, 2016 compared to December 31, 2015, partially offset by an additional six months of expense. The success payment liabilities on the balance sheet as of June 30, 2016 were $52.1 million.

The assumptions used to calculate the fair value of the success payments are subject to a significant amount of judgment including the expected volatility, estimated term, and estimated number and timing of valuation measurement dates. A small change in the assumptions may have a relatively large change in the estimated valuation and associated liability and expense. For example, keeping all other variables constant, a hypothetical 10% increase in the stock price at June 30, 2016 from $38.44 per share to $42.28 per share would have increased the expense recorded in the three months ended June 30, 2016 associated with the success payment liability by $8.6 million. A hypothetical 10% decrease in the stock price from $38.44 per share to $34.60 per share would have decreased the expense recorded in the three months ended June 30, 2016 associated with the success payment liability to zero, resulting in a net gain of $4.5 million. Further, keeping all other variables constant, a hypothetical 35% increase in the stock price at June 30, 2016 from $38.44 per share to $51.89 per share would have increased the expense recorded in the three months ended June 30, 2016 associated with the success payment liability by $31.9 million. A hypothetical 35% decrease in the stock price from $38.44 per share to $24.99 per share would have decreased the expense recorded in the three months ended June 30, 2016 associated with the success payment liability to zero, resulting in a net gain of $21.7 million.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2016, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Two putative securities class action complaints were filed against Juno and our chief executive officer, Hans Bishop, in the United States District Court for the Western District of Washington under the following captions: Goce Veljanoski, etc. v. Juno Therapeutics, et al., No. 2:16-CV-01069 on July 12, 2016 (the “Veljanoski Complaint”) and Jiayi Wan, etc. v. Juno Therapeutics, et al., No. 2:16-CV-01083 on July 13, 2016 (the “Wan Complaint”).

The putative class in both the Veljanoski Complaint and the Wan Complaint is composed of all purchasers of the Company’s securities between June 4, 2016 and July 7, 2016, inclusive. The Veljanoski Complaint alleges material misrepresentations and omissions in public statements regarding patient deaths in the Company’s Phase II clinical trial of JCAR015. The Veljanoski Complaint alleges that these public statements constituted violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act by the individual defendant. The Wan Complaint makes allegations and claims that are substantially identical to those in the Veljanoski Complaint, and both complaints seek compensatory damages of an undisclosed amount. The Company has not recorded any liability as of June 30, 2016 since any potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.

ITEM 1A.	RISK FACTORS

The following section includes the most significant factors that may adversely affect our business and operations. You should carefully consider the risks and uncertainties described below and all information contained in this report, including our financial statements and the related notes and Part I—Item 2—”Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Our Business and Industry

We are a clinical-stage company and have a very limited operating history, which may make it difficult to evaluate our current business and predict our future performance.

We are a clinical-stage biopharmaceutical company that was formed in August 2013. We have no cell-therapy products approved for commercial sale and as of June 30, 2016 had not generated any revenue from such products. We are focused on developing products that use human cells as therapeutic entities and, although there have been significant advances in cell-based immunotherapy, our T cell technologies are new and largely unproven. Our limited operating history, particularly in light of the rapidly evolving cancer immunotherapy field, may make it difficult to evaluate our current business and predict our future performance. Our very short history as an operating company makes any assessment of our future success or viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage companies in rapidly evolving fields. If we do not address these risks successfully, our business will suffer.

We have incurred net losses in each period since our inception and anticipate that we will continue to incur net losses in the future.

We are not profitable and have incurred losses in each period since our inception. For the years ended December 31, 2015 and 2014 and for the period from August 5, 2013 to December 31, 2013, we reported a net loss of $239.4 million, $243.4 million, and $51.8 million, respectively. For the six months ended June 30, 2016 and 2015, we reported a net loss of $135.9 million and $130.9 million, respectively. As of June 30, 2016, we had an accumulated deficit of $721.6 million, which includes $51.1 million related to non-cash deemed dividends, $159.4 million in upfront fees to acquire technology, of which $85.5 million was paid in cash and $73.9 million was paid through the issuance of common stock, non-cash expense of $133.4 million associated with the change in the estimated fair value and elapsed service period for our potential and actual success payment liability to FHCRC and MSK, and $10.7 million of expense associated with our convertible preferred stock options. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our product candidates, scale-up manufacturing capabilities and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems.

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

We have no cell-therapy products approved for commercial sale, have not generated any revenue from cell-therapy product sales, and do not anticipate generating any revenue from cell-therapy product sales until sometime after we have received regulatory approval for the commercial sale of a product candidate. Our ability to generate revenue and achieve profitability depends significantly on our success in many factors, including:

•	completing research regarding, and nonclinical and clinical development of, our product candidates;

•	obtaining regulatory approvals and marketing authorizations for product candidates for which we complete clinical studies;

•	developing a sustainable and scalable manufacturing process for our product candidates, including establishing and maintaining commercially viable supply relationships with third parties and establishing our own manufacturing capabilities and infrastructure;

•	launching and commercializing product candidates for which we obtain regulatory approvals and marketing authorizations, either directly or with a collaborator or distributor;

•	obtaining market acceptance of our product candidates as viable treatment options, and obtaining adequate coverage, reimbursement, and pricing by third-party payors, integrated delivery networks, and government authorities;

•	addressing any competing technological and market developments;

•	Celgene’s efforts in its territories to further develop and commercialize the product candidates for which Celgene exercises an option under the Celgene Collaboration Agreement, such as the product candidates in our CD19 program;

•	Celgene exercising any other of its options under our Celgene Collaboration Agreement;

•	JW Therapeutics (Shanghai) Co., Ltd’s ability to develop and commercialize product candidates in China;

•	identifying, assessing, acquiring and/or developing new product candidates;

•	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter;

•	maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how; and

•	attracting, hiring, and retaining qualified personnel.

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

We have concentrated our research and development efforts on T cell immunotherapy technology, and our future success is highly dependent on the successful development of T cell immunotherapies in general and our CAR and TCR technologies and product candidates in particular. Our approach to cancer treatment aims to alter T cells ex vivo through genetic modification using certain viruses designed to reengineer the T cells to recognize specific proteins on the surface or inside cancer cells. Because this is a new approach to cancer immunotherapy and cancer treatment generally, developing and commercializing our product candidates subjects us to a number of challenges, including:

•	obtaining regulatory approval from the FDA and other regulatory authorities that have very limited experience with the commercial development of genetically modified T cell therapies for cancer;

•	developing and deploying consistent and reliable processes for engineering a patient’s T cells ex vivo and infusing the engineered T cells back into the patient;

•	conditioning patients with chemotherapy or other non-Juno product treatments in conjunction with delivering each of our products, which may increase the risk of adverse side effects;

•	educating medical personnel regarding the potential side effect profile of each of our products, such as the potential adverse side effects related to cytokine release or neurotoxicity;

•	developing processes for the safe administration of these products, including long-term follow-up for all patients who receive our product candidates;

•	sourcing clinical and, if approved, commercial supplies for the materials used to manufacture and process our product candidates;

•	developing a manufacturing process and distribution network with a cost of goods that allows for an attractive return on investment;

•	establishing sales and marketing capabilities after obtaining any regulatory approval to gain market acceptance, and obtaining adequate coverage, reimbursement, and pricing by third-party payors and government authorities; and

•	developing therapies for types of cancers beyond those addressed by our current product candidates.

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

Prior to the Juno-sponsored Phase I trial of JCAR017 and Phase II clinical trial of JCAR015 that began in 2015, third parties had sponsored and conducted all clinical trials of our CD19 product candidates and other product candidates, and our ability to influence the design and conduct of such trials has been limited. We have assumed control over the future clinical and regulatory development of JCAR015 and, for NHL, JCAR017, and may do so for other product candidates, which will entail additional expenses and may be subject to delay. Any failure by a third party to meet its obligations with respect to the clinical and regulatory development of our product candidates may delay or impair our ability to obtain regulatory approval for our products and result in liability for our company.

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

Additionally, we may remain dependent on our third-party research institution collaborators for other support services in connection with our Juno-sponsored clinical trials. For instance, although we recently completed process transfer of the JCAR017 manufacturing process for SCRI to our Juno-operated manufacturing facility, SCRI continues to provide manufacturing capacity to Juno as we ramp up JCAR017 capacity at our facility. This dependence on SCRI for the manufacture of JCAR017 will subject us to risks such as those described below under “—We expect to rely on third parties to manufacture our clinical product supplies, and we intend to rely on third parties for at least a portion of the manufacturing process of our product candidates, if approved. Our business could be harmed if those third parties fail to provide us with sufficient quantities of product or fail to do so at acceptable quality levels or prices.”

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

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. We expect that the early clinical work performed by our third-party research institution collaborators will help support the filing with the FDA of multiple INDs for product candidates in the next five years. However, we cannot be sure that we will be able to submit INDs at this rate, and we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin. Moreover, even if these trials begin, issues may arise that could suspend or terminate such clinical trials. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely completion of clinical development include:

•	inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation of clinical studies;

•	delays in sufficiently developing characterizing, or controlling a manufacturing process suitable for advanced clinical trials;

•	delays in developing suitable assays for screening patients for eligibility for trials with respect to certain product candidates;

•	delays in reaching a consensus with regulatory agencies on study design;

•	the FDA may not allow us to use the clinical trial data from a research institution to support an IND if we cannot demonstrate the comparability of our product candidates with the product candidate used by the relevant research institution in its clinical studies;

•	delays in reaching agreement on acceptable terms with prospective contract research organizations (“CROs”) and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites;

•	delays in obtaining required institutional review board (“IRB”) approval at each clinical study site;

•	imposition of a temporary or permanent clinical hold by regulatory agencies for a number of reasons, including after review of an IND application or amendment, or equivalent application or amendment; as a result of a new safety finding that presents unreasonable risk to clinical trial participants; a negative finding from an inspection of our clinical study operations or study sites; developments on trials conducted by competitors for related technology that raises FDA concerns about risk to patients of the technology broadly; or if FDA finds that the investigational protocol or plan is clearly deficient to meet its stated objectives;

•	delays in recruiting suitable patients to participate in our clinical studies;

•	difficulty collaborating with patient groups and investigators;

•	failure by our CROs, other third parties, or us to adhere to clinical study requirements;

•	failure to perform in accordance with the FDA’s good clinical practice (“GCP”) requirements, or applicable regulatory guidelines in other countries;

•	transfer of manufacturing processes to Celgene or any other commercialization partner for the manufacture of product candidates in trials outside of the United States;

•	delays in having patients complete participation in a study or return for post-treatment follow-up;

•	patients dropping out of a study;

•	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;

•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;

•	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;

•	the cost of clinical studies of our product candidates being greater than we anticipate;

•	clinical studies of our product candidates producing negative or inconclusive results, which may result in our deciding, or regulators requiring us, to conduct additional clinical studies or abandon product development programs;

•	transfer of manufacturing processes from our academic collaborators to larger-scale facilities operated by either a CMO or by us, and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process;

•	delays or failure to secure supply agreements with suitable reagent suppliers, or any failures by suppliers to meet our quantity or quality requirements for necessary reagents; and

•	delays in manufacturing, testing, releasing, validating, or importing/exporting sufficient stable quantities of our product candidates for use in clinical studies or the inability to do any of the foregoing.

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

Research and development collaborations, including those we have entered into with Celgene, Fate Therapeutics, Editas Medicine, and MedImmune, are subject to numerous risks, which may include the following:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to a collaboration, and may not commit sufficient efforts and resources, or may misapply those efforts and resources;

•	collaborators may not pursue development and commercialization of collaboration product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results or changes in their strategic focus;

•	collaborators may delay, provide insufficient resources to, or modify or stop clinical trials for collaboration product candidates;

•	collaborators could develop or acquire products outside of the collaboration that compete directly or indirectly with our products or product candidates (for instance, Celgene and bluebird bio are collaborating on an anti-BCMA CAR T product candidate);

•	collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;

•	disputes may arise between us and a collaborator that cause the delay or termination of the research, development or commercialization of our product candidates, or that result in costly litigation or arbitration that diverts management attention and resources;

•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates; and

•	collaborators may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we may not have the exclusive right to commercialize such intellectual property.

In particular, for product candidates in our CD19 program and product candidates from any other programs for which Celgene opts to exercise its options under the Celgene Collaboration Agreement, we may have limited influence or control over their approaches to development and commercialization in the territories in which they lead development and commercialization, including the choice of which product candidates Celgene determines to advance in those territories. Although we will still lead development and commercialization activities in North America and China for our product candidates arising from our CD19 program and any other program for which Celgene exercises an option, Celgene’s development and commercialization activities in the territories where it is the lead party may adversely impact our own efforts in North America and China and lead to changes to clinical and regulatory development strategy for associated product candidates that may impact development timelines. Celgene will also require some level of assistance from us with respect to product candidates from the CD19 program and product candidates from any other programs it opts into, and this assistance could be burdensome on our organization and resources and disrupt our own development and commercialization activities. Celgene will also be subject to many of the same risks that are set forth in this “Risk Factors” section pertaining to operations and government regulation, which may adversely affect Celgene’s ability to develop and commercialize collaboration products.

In early 2016, we and WuXi AppTec formed a new company, JW Therapeutics (Shanghai) Co., Ltd, to develop and commercialize cell-based immunotherapies for patients with hematologic and solid organ cancers in China. We have limited control over JW Therapeutics (Shanghai) Co., Ltd and so we will be subject to many of the same risks set forth above with respect to collaborations. JW Therapeutics (Shanghai) Co., Ltd will also be subject to many of the same risks that are set forth in this “Risk Factors” section pertaining to operations, government regulation, and intellectual property, which may adversely affect JW Therapeutics (Shanghai) Co., Ltd’s ability to develop and commercialize products.

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

We have begun a trial in adult relapsed/refractory ALL with JCAR015 that could support accelerated U.S. regulatory approval. We also have begun a Phase I trial in adult relapsed/refractory NHL with JCAR017, and we plan to conduct additional clinical trials in other B cell malignancies using this product candidate. If the results of these trials are sufficiently compelling, we intend to discuss with the FDA filing BLAs for accelerated approval of such CD19 product candidates as a treatment for patients who are refractory to currently approved treatments in these indications.

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

Data from studies conducted by the third-party research institutions that are our collaboration partners, such as FHCRC, MSK, SCRI, and the NCI, should not be relied upon as evidence that later or larger-scale clinical trials will succeed. Some future trials may have different patient populations than current studies and will test our product candidates in different indications, among other differences. In addition, our manufacturing processes for our CD19 product candidates include what we believe to be process improvements that are not part of the production processes that have been used in the clinical trials conducted by the research institutions. Accordingly, our results with our CD19 product candidates may not be consistent with the results of the clinical trials conducted by our research institute collaborators.

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

As with most biological drug products, use of our product candidates could be associated with side effects or adverse events which can vary in severity from minor reactions to death and in frequency from infrequent to prevalent. Undesirable side effects or unacceptable toxicities caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical trials. We have seen cytokine release syndrome (“CRS”) or neurotoxicity in patients who received JCAR015, JCAR017, JCAR014, and JCAR018, sometimes requiring admission to the intensive care unit and, in severe cases, sometimes resulting in death. Characteristic symptoms of CRS include fever, low blood pressure, difficulty breathing, and oxygen deficiency. Characteristic symptoms of neurotoxicity include encephalopathy, seizures, tremors, and aphasia, and in several severe cases we have seen cerebral edema. Febrile neutropenia and common infections have also been reported. Other frequently observed adverse events include fatigue, diarrhea, sinus tachycardia, nausea, chills, and headache.

Undesirable side effects or deaths in clinical trials with our product candidates may cause the FDA or comparable foreign regulatory authorities to place a clinical hold on the associated clinical trials or otherwise to delay or deny approval of our product candidates for any or all targeted indications. For instance, on July 6, 2016, the FDA placed our JCAR015 Phase II trial in r/r ALL on clinical hold after we observed an increased incidence of severe neurotoxicity, including two patients who died in late June 2016 from cerebral edema, following the recent addition of fludarabine to the preconditioning regimen used in the trial. Following the June 2016 deaths and the FDA hold, we amended the trial protocol to continue the trial with the original cyclophosphamide-only preconditioning regimen and the FDA removed the clinical hold on July 12, 2016. Although we believe the return to the cyclophosphamide-only preconditioning regimen on the trial will improve the risk/benefit profile of the treatment, we cannot provide any assurances that there will not be further treatment-related severe adverse events or deaths on the trial, from cerebral edema or otherwise, that the trial will not be placed on clinical hold in the future, or that patient recruitment will not be adversely impacted.

Negative side effects could also result in a more restrictive label for any product that is approved. Side effects such as toxicity or other safety issues associated with the use of our product candidates could also require us or our collaborators to perform additional studies or halt development or sale of these product candidates.

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

Our product candidates are biologics and the process of manufacturing our products is complex, highly-regulated and subject to multiple risks. The manufacture of our product candidates involves complex processes, including harvesting T cells from patients, genetically modifying the T cells ex vivo, multiplying the T cells to obtain the desired dose, and ultimately infusing the T cells back into a patient’s body. As a result of the complexities, the cost to manufacture biologics in general, and our genetically modified cell product candidates in particular, is generally higher than traditional small molecule chemical compounds, and the manufacturing process is less reliable and is more difficult to reproduce. Our manufacturing process will be susceptible to product loss or failure due to logistical issues associated with the collection of white blood cells, or starting material, from the patient, shipping such material to the manufacturing site, shipping the final product back to the patient, and infusing the patient with the product, manufacturing issues associated with the differences in patient starting materials, interruptions in the manufacturing process, contamination, equipment or reagent failure, improper installation or operation of equipment, vendor or operator error, inconsistency in cell growth, and variability in product characteristics. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. If for any reason we lose a patient’s starting material or later-developed product at any point in the process, the manufacturing process for that patient will need to be restarted and the resulting delay may adversely affect that patient’s outcome. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Because our product candidates are manufactured for each particular patient, we will be required to maintain a chain of identity with respect to materials as they move from the patient to the manufacturing facility, through the manufacturing process, and back to the patient. Maintaining such a chain of identity is difficult and complex, and failure to do so could result in adverse patient outcomes, loss of product, or regulatory action including withdrawal of our products from the market. Further, as product candidates are developed through preclinical to late stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve their intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of our ongoing clinical trials or other future clinical trials.

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

In some circumstances, changes in the manufacturing process may require us to perform ex vivo comparability studies and to collect additional data from patients prior to undertaking more advanced clinical trials. For instance, changes we made to the manufacturing process, including changes in reagents and in the viral vector, in preparation for our Phase II trial for JCAR015 will require us to show the comparability of the Phase II product to Phase I product. We have provided the FDA with comparability evidence from ex vivo experimental studies comparing Phase I product to Phase II product, and plan to provide the FDA with clinical comparability data from our ongoing Phase II trial. We may also make further changes to our manufacturing process before or after commercialization, and such changes may require us to show the comparability of the resulting product to the product used in the clinical trials using earlier processes. We may be required to collect additional clinical data from any modified process prior to obtaining marketing approval for the product candidate produced with such modified process. If clinical data are not ultimately comparable to that seen in the earlier trials in terms of safety or efficacy, we may be required to make further changes to our process and/or undertake additional clinical testing, either of which could significantly delay the clinical development or commercialization of JCAR015.

We expect our manufacturing strategy will involve the use of one or more CMOs as well as establishing our own capabilities and infrastructure, including a manufacturing facility to manufacture our product candidates. We also plan to manufacture certain of the reagents used for making our product candidates ourselves. We expect that development of our own manufacturing facility, as well as manufacturing some of our own reagents, will provide us with enhanced control of material supply for both clinical trials and the commercial market, enable the more rapid implementation of process changes, and allow for better long-term margins. However, we have limited experience as a company manufacturing product candidates for use in the clinic and no experience as a company manufacturing product candidates for commercial supply, and we have only limited experience (through our German subsidiary) in manufacturing reagents. We may never be successful in manufacturing product candidates or reagents in sufficient quantities or with sufficient quality for clinical or commercial use. We may establish multiple manufacturing facilities as we expand our commercial footprint to multiple geographies, which may lead to regulatory delays or prove costly.

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

We rely to a large extent at present on our third-party research institution collaborators for research and development capabilities. Currently, MSK is conducting Phase I clinical trials using JCAR015 to address adult ALL and pediatric ALL and a Phase I trial with JCAR020 to address ovarian cancer; SCRI is conducting a Phase I/II clinical trial using JCAR017 to address pediatric ALL and a Phase I trial using JCAR023 to address refractory or recurrent pediatric neuroblastoma; and FHCRC is conducting a Phase I/II clinical trial using JCAR014 to address ALL, NHL, and CLL, a Phase I trial using JCAR024 to address ROR-1 expressing cancers, a Phase I/II trial using JTCR016 to address high risk or relapsed AML, myelodysplasic syndrome, and chronic myeloid leukemia, and a Phase I trial using JTCR016 to address advanced NSCLC and mesothelioma. Each of these clinical trials addresses a limited number of patients. We expect to use the results of these trials, if favorable, to help support the filing with the FDA of INDs to conduct more advanced clinical trials with the corresponding product candidates. To date, we have filed, and the FDA has cleared, a Juno-sponsored IND for the Phase I clinical trial of JCAR017 in adult aggressive r/r NHL and a Juno-sponsored IND for the Phase II clinical trial of JCAR015 in adult r/r ALL, and these Juno-sponsored trials are ongoing.

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

Our existing agreements with our collaboration partners may be subject to termination by the counterparty upon the occurrence of certain circumstances as described in more detail under the caption “Licenses and Third-Party Collaborations” in Part I—Item 1—”Business” of our 2015 Annual Report. If any of our collaboration partners terminates their collaboration agreement, the research and development of the relevant product candidate would be suspended, and we may be unable to research, develop, and license future product candidates. We may be required to devote additional resources to the development of our product candidates or seek a new collaboration partner, and the terms of any additional collaborations or other arrangements that we establish may not be favorable to us. In addition, there is a natural transition period when a new third-party begins work. In addition, switching or adding third parties to conduct our clinical trials involves substantial cost and requires extensive management time and focus. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines.

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

As of June 30, 2016, we had $1.11 billion in cash, cash equivalents, and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next 12 months. However, changing circumstances or business opportunities, within or beyond our control, may lead us to use our capital faster than we currently anticipate. We may ultimately need to raise additional funds for the further development and commercialization of our product candidates or to pursue strategic transactions and other business opportunities that arise.

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

As a result of the Stage acquisition, we acquired a German subsidiary with employees in Germany. We also plan to seek regulatory approval of our product candidates outside of the United States. Accordingly, we expect that we, Celgene, JW Therapeutics (Shanghai) Co., Ltd, and any other potential collaborators that have operations in foreign jurisdictions, will be subject to additional risks related to operating in foreign countries, including:

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

For additional information regarding our competition, see the section captioned “Competition” in Part I—Item 1—”Business” of our 2015 Annual Report.

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

As of June 30, 2016, we had 465 employees worldwide, most of whom are full time. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we must add a significant number of additional research and development, managerial, operational, sales, marketing, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

We have made or entered into several acquisitions or strategic partnerships, and we may continue to evaluate various acquisitions and strategic partnerships, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. In January 2016, we acquired AbVitro, in connection with which we paid $74.6 million of cash, net of cash acquired, and issued 1,289,188 shares of our common stock.

Any acquisition or strategic partnership may entail numerous risks, including:

•	increased operating expenses and cash requirements;

•	the assumption of additional indebtedness or contingent liabilities, including any earn-out milestones;

•	the issuance of our equity securities;

•	assimilation of operations, intellectual property and products of an acquired company, including difficulties associated with integrating new personnel;

•	the diversion of our management’s attention from our existing product programs and initiatives in pursuing such a strategic merger or acquisition;

•	retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;

•	expense or diversion of efforts related to the development of acquired technology under any diligence obligation required of us with respect to earn out milestones for an acquisition transaction, where we may not undertake such expense or efforts absent such diligence obligations;

•	risk that the other party or parties to an acquisition transaction may claim that we have not satisfied any earn out diligence obligation and seek damages or other legal or equitable relief;

•	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and regulatory approvals; and

•	our inability to generate revenue from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

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

We have agreed to make success payments to each of FHCRC and MSK pursuant to the terms of our agreements with each of those entities. These success payments will be based on increases in the estimated fair value of our common stock, payable in cash or publicly-traded equity at our discretion. The term of these obligations may last up to 11 years. Success payments will be owed (if applicable) after measurement of the value of our common stock in connection with the following valuation measurement dates during the term of the success payment agreement: (1) December 19, 2014, which was the date our common stock first became publicly traded; (2) the date on which we sell, lease, transfer or exclusively license all or substantially all of our assets to another company; (3) the date on which we merge or consolidate with or into another entity (other than a merger in which our pre-merger stockholders own a majority of the shares of the surviving entity); (4) any date on which ARCH Venture Fund VII, L.P. or C.L. Alaska L.P. transfers a majority of its shares of company capital stock held by it on such date to a third party; (5) every second anniversary of any event described in the preceding clauses (1), (2), (3) or (4), but, in the case of FHCRC, only upon a request by FHCRC made within 20 calendar days after receiving written notice from us of such event; and (6) the last day of the 11 year period. The amount of a success payment is determined based on whether the value of our common stock meets or exceeds certain specified threshold values ascending, in the case of FHCRC, from $20.00 per share to $160.00 per share and, in the case of MSK, from $40.00 per share to $120.00 per share, in each case subject to adjustment for any stock dividend, stock split, combination of shares, or other similar events. Each threshold is associated with a success payment, ascending, in the case of FHCRC, from $10 million at $20.00 per share to $375 million at $160.00 per share and, in the case of MSK, from $10 million at $40.00 per share to $150 million at $120.00 per share, payable if such threshold is reached. The maximum aggregate amount of success payments to FHCRC is $375 million and to MSK is $150 million, in each case subject to cost offsets related to our cash payments for collaboration activities. In December 2015, success payments to FHCRC were triggered in the aggregate amount of $75.0 million, less indirect cost offsets of $3.3 million, and a success payment to MSK was triggered in the amount of $10.0 million, less indirect cost offsets of $1.0 million. We elected to make the payment to FHCRC and MSK in shares of our common stock, and thereby issued 1,601,085 and 240,381 shares of our common stock to FHCRC in December 2015 and to MSK in March 2016, respectively. In April, we agreed to repurchase the shares issued to MSK at a price per share equal to $41.90. See the section captioned “Licenses and Third-Party Collaborations” in Part I—Item 1—”Business” in our 2015 Annual Report for further discussion of these success payments.

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

Our success payment obligations to FHCRC and MSK are recorded as a liability on our balance sheet. Under generally accepted accounting principles in the United States (“GAAP”), we are required to estimate the fair value of this liability as of each quarter end and changes in estimated fair value are amortized to expense using the accelerated attribution method over the remaining term of the corresponding collaboration agreement. Factors that may lead to increases or decreases in the estimated fair value of this liability include, among others, changes in the value of the common stock, change in volatility, changes in the applicable term of the success payments, changes in the risk free rate, and changes in the estimated indirect costs that are creditable against FHCRC and MSK success payments. As a result, our operating results and financial condition as reported by GAAP may fluctuate significantly from quarter to quarter and from year to year and may reduce the usefulness of our GAAP financial statements. In December 2015, success payments to FHCRC and MSK were triggered in the aggregate amount of $75.0 million, less indirect cost offsets of $3.3 million, and $10.0 million, less indirect cost offsets of $1.0 million, respectively. We elected to make the payment in shares of our common stock, and thereby issued 1,601,085 and 240,381 shares of our common stock to FHCRC in December 2015, and MSK in March 2016, respectively. As of June 30, 2016 the estimated fair values of the success payment liabilities on the consolidated balance sheets, after giving effect to the success payments achieved by FHCRC and MSK, were $30.9 million and $21.2 million related to FHCRC and MSK, respectively.

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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations. These laws may impact, among other things, our proposed sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•	the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;;

•	federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other third-party payors that are false or fraudulent or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation;

•	the federal Health Insurance Portability and Accountability Act of 1996, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization;

•	the federal Physician Payment Sunshine Act, created under the Affordable Care Act, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services under the Open Payments Program, information related to payments or other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

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

We are dependent on patents, know-how, and proprietary technology, both our own and licensed from others. Any termination of these licenses could result in the loss of significant rights and could harm our ability to commercialize our product candidates. See the section captioned “Licenses and Third-Party Collaborations” in Part I—Item 1—”Business” of our 2015 Annual Report for additional information regarding our license agreements.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves, both technological and legal complexity, and is therefore costly, time-consuming, and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, in Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to naturally-

occurring substances are not patentable. Although we do not believe that any of the patents owned or licensed by us will be found invalid based on this decision, we cannot predict how future decisions by the courts, the U.S. Congress, or the USPTO may impact the value of our patents.

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

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

•	adverse results, clinical holds, or delays in the clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates;

•	any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our products, including clinical trial requirements for approvals;

•	our inability to obtain or delays in obtaining adequate product supply for any approved product or inability to do so at acceptable prices;

•	any failure to commercialize our product candidates or if the size and growth of the markets we intend to target fail to meet expectations;

•	additions or departures of key scientific or management personnel;

•	unanticipated serious safety concerns related to cancer immunology or the use of our product candidates;

•	introductions or announcements of new products offered by us or significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our collaborators or our competitors and the timing of such introductions or announcements;

•	announcements relating to future collaborations or our existing collaboration with Celgene, including decisions regarding the exercise by Celgene or us of any of our or their options thereunder, or any exercise or non-exercise by Celgene of a right to purchase shares of our common stock;

•	our ability to effectively manage our growth;

•	our ability to successfully treat additional types of cancers or at different stages;

•	changes in the structure of healthcare payment systems;

•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•	publication of research reports about us or our industry, or immunotherapy in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	market conditions in the pharmaceutical and biotechnology sectors or the economy generally;

•	our ability or inability to raise additional capital through the issuance of equity or debt or collaboration arrangements and the terms on which we raise it;

•	trading volume of our common stock;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies; and

•	significant lawsuits, including patent or stockholder litigation.

The stock market in general, and market prices for the securities of biopharmaceutical companies like ours in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. In several recent situations when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. The defense and disposition of any such lawsuits could be costly and divert the time and attention of our management and harm our operating results, regardless of the merits of such a claim.

We are involved in a securities class action that may be expensive and time consuming, and if resolved adversely, could harm our business, financial condition, or results of operations.

As described in Part II—Item 1—“Legal Proceedings,” two putative securities class actions were filed against the Company and our chief executive officer, Hans Bishop. Defending against these lawsuits will be costly and may significantly divert management’s time and attention from our business. There can be no assurance that a favorable outcome will be obtained. A negative outcome, whether by final judgment or an unfavorable settlement, could result in payments of significant monetary damages or fines, which could adversely affect our business, financial condition, or results of operations.

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

As of June 30, 2016, we had 105,757,794 shares of common stock outstanding, including 3,945,790 shares of restricted stock that remained subject to vesting requirements. All 10,275,265 shares acquired by Celgene from us to date under the Celgene Share Purchase Agreement are subject to a market standoff agreement through March 27, 2017, which is 364 days from the date of Celgene’s most recent acquisition of stock from us. Any subsequent acquisitions of shares of our common stock by Celgene will commence another 364 day market standoff period for all Juno shares held by Celgene, subject to certain exceptions.

We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans, including upon the exercise of stock options. These shares can be freely sold in the public market upon issuance.

As of June 30, 2016, the holders of as many as 30.9 million shares, or 29.2% of our common stock outstanding as of June 30, 2016, will have rights, subject to some conditions, under the investor rights agreement with such holders to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Additionally, any shares of common stock issued in the future upon payment of success payments with FHCRC and MSK or upon achievement of the remaining milestone payable in equity under the license with Opus Bio will also be entitled to registration rights under the investor rights agreement. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market. In connection with the Celgene Share Purchase Agreement, we have also entered into a registration rights agreement with Celgene, pursuant to which upon the written request of Celgene at certain times and subject to the satisfaction of certain conditions, we have agreed to prepare and file with the SEC a registration statement on Form S-3 for purposes of registering the resale of the shares specified in Celgene’s written request or, if we are not at such time eligible for the use of Form S-3, use commercially reasonable efforts to prepare and file a registration statement on a Form S-1 or alternative form that permits the resale of the shares.

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

Our executive officers, directors and our 10% or greater stockholders, together with their respective affiliates, beneficially owned approximately 41.1% of our capital stock as of June 30, 2016, excluding shares underlying outstanding options and restricted stock units. Accordingly, such persons and entities, if they acted together, would be able to determine the composition of the board of directors, retain the voting power to approve many matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. In addition, other than in connection with a change of control, in any vote or action by written consent of our stockholders, including, without limitation, with respect to the election of directors, Celgene has agreed to vote or execute a written consent with respect to all of our voting securities held by Celgene in accordance with the recommendation of our board of directors, limiting the ability of Celgene to contrary to our board of directors that you otherwise may believe is in your best interest as our stockholder. This concentration of ownership amongst our significant holders, including Celgene, could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

For example, the Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. Section 404 of the Sarbanes-Oxley Act (“Section 404”) requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting. Our compliance with applicable provisions of Section 404, including the requirement that our independent registered public accounting firm undertake an assessment of our internal control over financial reporting, will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. Furthermore, investor perceptions of our company may suffer if deficiencies are found, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to implement these requirements effectively or efficiently, it could harm our operations, financial reporting, or financial results and could result in an adverse opinion on our internal control over financial reporting from our independent registered public accounting firm.

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

There has been no material change in the planned use of proceeds from our IPO as described in the Registration Statement. We invested the funds received in short-term, interest-bearing investment-grade securities and government securities. As of June 30, 2016, we have used approximately $276.9 million of the net proceeds from the IPO primarily to fund the costs to advance JCAR015 through a Phase II clinical trial, to advance JCAR017 through a Phase I clinical trial and into a potential registration trial in relapsed/refractory NHL, to further develop additional product candidates, to expand our internal research and development capabilities, to establish manufacturing capabilities, to acquire, license and invest in complementary products, technologies and businesses, and other general corporate purposes. None of the offering proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

(c) Stock Repurchases

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
2016
April	240,381	$41.90	—	—
May	—	—	—	—
June	—	—	—	—
Total	240,381	$41.90	—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

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

Juno Therapeutics, Inc.

Date: August 4, 2016	By:	/s/ Steven D. Harr
Steven D. Harr Chief Financial Officer & Head of Corporate Development (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number

2.1#gΔ	Share Purchase Agreement, dated May 11, 2015, by and among Dr. Herbert Stadler, Dr. Lothar Germeroth, Prof. Dr. Dirk Busch, and the registrant	8-K	5/11/2015	2.1

2.2#gΔ	Agreement and Plan of Merger, dated June 1, 2015, by and among X Acquisition Corporation, X-Body, Inc., Brant Binder as stockholder representative, certain principal stockholders of X- Body, Inc., and the registrant	8-K	6/5/2015	2.1

2.3(A)#gΔ	Agreement and Plan of Reorganization, dated January 11, 2016, by and among registrant, P. Acquisition Corporation, P Acquisition LLC, AbVitro, Inc., Fortis Advisors LLC, as securityholders’ representative, and those AbVitro stockholders made party thereto by joinder	8-K	1/11/2016	2.1

2.3(B)	Amendment, dated May 23, 2016, to Agreement and Plan of Reorganization, dated January 11, 2016, by and among registrant, P. Acquisition Corporation, P Acquisition LLC, AbVitro, Inc., Fortis Advisors LLC, as securityholders’ representative, and those AbVitro stockholders made party thereto by joinder				X

3.1	Amended and Restated Certificate of Incorporation	8-K	12/29/2014	3.1

3.2	Amended and Restated Bylaws, as amended	8-K	4/1/2016	3.1

4.1	Fourth Amended and Restated Investors’ Rights Agreement, dated December 5, 2014, by and among the registrant and the investors named therein	S-1/A	12/9/2014	4.1

4.2	Amendment and Waiver of Fourth Amended and Restated Investors’ Rights Agreement, dated July 27, 2015	10-Q	8/14/2015	4.2

4.3	Second Amendment to Fourth Amended and Restated Investors’ Rights Agreement, dated January 29, 2016	10-K	2/29/2016	4.3

4.4	Form of Common Stock Certificate	S-1/A	12/9/2014	4.2

10.1+	Letter Agreement, dated April 6, 2016, by and between Celgene Corporation and the registrant				X

10.2+	License Agreement, dated April 22, 2016, by and among Celgene Corporation, Celgene Switzerland LLC, and the registrant				X

10.3+	Amendment No. 1, dated May 19, 2016, to Exclusive License Agreement, dated November 1, 2009, by and between the City of Hope and ZetaRx BioSciences, Inc., predecessor to the registrant				X

10.4	Amendment, dated May 27, 2016, to Offer Letter with Hyam Levitsky, dated May 27, 2015				X

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number

31.1	Certification of Principal Executive Officer Required Under Rule 13a- 14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer Required Under Rule 13a- 14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a- 14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a- 14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X

101	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2016 (unaudited) and December 31, 2015, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and six months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2016 and 2015, and (iv) Notes to the Condensed Consolidated Financial Statements.				X

*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Juno Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.
+	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the Securities and Exchange Commission.
#	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.
g	The representations and warranties contained in this agreement were made only for purposes of the transactions contemplated by the agreement as of specific dates and may have been qualified by certain disclosures between the parties and a contractual standard of materiality different from those generally applicable under securities laws, among other limitations. The representations and warranties were made for purposes of allocating contractual risk between the parties to the agreement and should not be relied upon as a disclosure of factual information about the registrant or the transactions contemplated thereby.
Δ	The exhibits and schedules to this agreement have been omitted in reliance on Item 601(b)(2) of Regulation S-K promulgated by the Securities and Exchange Commission, and a copy thereof will be furnished supplementally to the Securities and Exchange Commission upon its request.