Form 10-Q
period 2016-09-30
Juno Therapeutics, Inc.
filed 2016-11-09
CIK 1594864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of November 2, 2016 was 105,871,441.

Juno Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$223,420	$252,398
Marketable securities	597,236	691,013
Accounts receivable	10,603	315
Prepaid expenses and other current assets	13,514	8,113
Total current assets	844,773	951,839
Property and equipment, net	57,708	42,086
Long-term marketable securities	214,880	272,888
Goodwill	221,306	122,092
Intangible assets	80,135	50,177
Other assets	7,495	6,046
Total assets	$1,426,297	$1,445,128
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,740	$4,248
Accrued liabilities and other current liabilities	44,115	33,376
Success payment liabilities	34,502	64,829
Contingent consideration	9,271	1,905
Deferred revenue	41,403	15,370
Total current liabilities	133,031	119,728
Build-to-suit lease obligation, less current portion	8,758	9,294
Contingent consideration, less current portion	22,820	35,361
Deferred revenue, less current portion	129,969	129,831
Deferred tax liabilities	7,351	8,946
Other long-term liabilities	7,431	435
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 495,000,000 shares authorized at September 30, 2016 and December 31, 2015; 102,617,147 and 97,247,058 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	10	10
Additional paid-in-capital	1,895,825	1,733,263
Accumulated other comprehensive loss	(439)	(6,083)
Accumulated deficit	(778,459)	(585,657)
Total stockholders’ equity	1,116,937	1,141,533
Total liabilities and stockholders’ equity	$1,426,297	$1,445,128

See accompanying notes.

Juno Therapeutics, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$20,826	$1,602	$58,203	$14,063
Operating expenses:
Research and development	60,854	11,503	206,887	129,537
General and administrative	18,441	13,632	51,210	41,184
Total operating expenses	79,295	25,135	258,097	170,721
Loss from operations	(58,469)	(23,533)	(199,894)	(156,658)
Other-than-temporary impairment loss	—	—	(5,490)	—
Interest income, net	1,485	356	4,322	709
Other income (expenses), net	(507)	—	(871)	233
Loss before income taxes	(57,491)	(23,177)	(201,933)	(155,716)
Benefit from (provision for) income taxes	594	(63)	9,131	1,553
Net loss	$(56,897)	$(23,240)	$(192,802)	$(154,163)
Net loss per share, basic and diluted	$(0.56)	$(0.26)	$(1.91)	$(1.80)
Weighted average common shares outstanding, basic and diluted	102,177,808	90,827,026	100,961,382	85,702,518

See accompanying notes.

Juno Therapeutics, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(56,897)	$(23,240)	$(192,802)	$(154,163)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	263	357	673	232
Net unrealized gain (loss) on marketable securities	(239)	(906)	(519)	(1,540)
Reclassification adjustment for loss included in net loss	—	—	5,490	—
Total other comprehensive income (loss)	24	(549)	5,644	(1,308)
Comprehensive loss	$(56,873)	$(23,789)	$(187,158)	$(155,471)

See accompanying notes.

Juno Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(192,802)	$(154,163)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	10,433	3,564
Non-cash stock-based compensation	42,760	21,539
Non-cash expense in connection with equity issuance	23,226	—
Deferred income taxes	(2,459)	(458)
Deferred tax benefit recorded in connection with acquisition	(6,655)	(1,100)
Change in fair value of success payment liabilities	(20,758)	17,284
Change in fair value of contingent consideration	(5,175)	1,203
Other-than-temporary impairment on marketable securities	5,490	—
Other	948	(227)
Changes in operating assets and liabilities:
Accounts receivable	(10,285)	89
Prepaid expenses and other assets	179	(3,203)
Accounts payable, accrued liabilities and other liabilities	8,562	16,746
Deferred revenue	26,169	148,587
Net cash (used in) provided by operating activities	(120,367)	49,861
INVESTING ACTIVITIES
Purchases of marketable securities and other investments	(623,243)	(724,714)
Sales and maturities of marketable securities	767,147	140,158
Acquisitions, net of cash acquired	(74,575)	(77,666)
Purchase of property and equipment	(17,795)	(23,336)
Net cash provided by (used in) investing activities	51,534	(685,558)
FINANCING ACTIVITIES
Payments of issuance costs related to issuance of common stock	—	(1,683)
Proceeds from issuance of common stock to strategic partner	47,000	849,804
Proceeds from exercise of stock options	3,946	899
Repurchases of common stock	(10,073)	—
Minimum tax withholdings on stock-based awards	(692)	—
Payments of build-to-suit lease obligation	(274)	(165)
Net cash provided by financing activities	39,907	848,855
Effect of exchange rate changes on cash and cash equivalents	(52)	11
Net (decrease) increase in cash and cash equivalents	(28,978)	213,169
Cash and cash equivalents at beginning of period	252,398	355,968
Cash and cash equivalents at end of period	$223,420	$569,137
SUPPLEMENTAL CASH FLOW INFORMATION
Purchases of property and equipment included in accounts payable and accrued liabilities	$2,948	$1,639
Amounts capitalized under build-to-suit leases	$—	$9,910
Issuance of common stock for acquisitions	$46,914	$41,611
Issuance of common stock for success payments	$9,481	$—
Tenant allowance receivable	$5,243	$—
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
In July 2016, the Company acquired RedoxTherapies, Inc. (“RedoxTherapies”), a privately-held company. See Note 2, Acquisitions. The acquisition provides the Company with an exclusive license to vipadenant, a small molecule A2a receptor antagonist that has the potential to disrupt important immunosuppressive pathways in the tumor microenvironment in certain cancers.
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
The Company is subject to a number of risks similar to other biopharmaceutical companies in the early stage, including, but not limited to, possible failure of preclinical testing or clinical trials, the need to obtain marketing approval for its product candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s products, protection of proprietary technology, and the need to obtain adequate additional funding. If the Company, or any commercialization partner for the Company’s product candidates, does not successfully commercialize any of the Company’s product candidates, the Company will not be able to generate product revenue or achieve profitability. As of September 30, 2016, the Company had an accumulated deficit of $778.5 million.
The financial data as of December 31, 2015 is derived from the Company’s audited financial statements, which are included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2016 (the “2015 Annual Report”), and should be read in conjunction with the audited financial statements and notes thereto. The Company’s significant accounting policies are described in Note 2 to the financial statements included in the 2015 Annual Report. Certain prior period amounts have been reclassified to conform to the current period presentation. For the nine months ended September 30, 2015, $6.0 million was reclassified from litigation to general and administrative on the condensed consolidated statements of operations. This reclassification does not have a material impact on the Company’s condensed consolidated financial statements.
These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and comprehensive loss and cash flows for the interim periods. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results expected for the full fiscal year or any other interim period.
Use of Estimates
The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from such estimates. See Note 2 to the audited financial statements included in the 2015 Annual Report for additional discussion of these estimates and assumptions.

The Company utilizes significant estimates and assumptions in determining the estimated success payment and contingent consideration liabilities and associated expense or gain at each balance sheet date. A small change in the Company’s stock price may have a relatively large change in the estimated fair value of the success payment liability and associated expense or gain. Changes in the probabilities and estimated timing of milestones used in the calculation of the contingent consideration liability may have a relatively large impact on the resulting liability and associated expense or gain.
Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation—Stock Compensation (Topic 718), intended to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company plans to adopt this standard on January 1, 2017 and expects the adoption of this new accounting guidance will not have a material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new guidance requires lessees to recognize the assets and liabilities arising from leases on the balance sheet and additional qualitative and quantitative disclosures will be required. The amendment is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt this standard on January 1, 2019 and is evaluating the impact of adopting the new accounting guidance on its consolidated financial statements.
In 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers (Topic 606), amended by ASU No. 2015-14. This new standard will replace all current GAAP guidance on this topic and establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In 2015, the FASB voted to defer the effective date to reporting periods beginning after December 15, 2017, with early adoption permitted. The Company plans to adopt this standard on January 1, 2018 and is evaluating the impact of adopting the new accounting guidance on its consolidated financial statements.
2. Acquisitions
Acquisition of Technology from RedoxTherapies, Inc.
In July 2016, the Company acquired RedoxTherapies, for a $10.0 million upfront cash payment. The Company also agreed to deliver additional consideration upon achievement of specified clinical, regulatory, and commercial milestones. The acquisition provides the Company with an exclusive license to vipadenant, a small molecule A2a receptor antagonist that has the potential to disrupt important immunosuppressive pathways in the tumor microenvironment in certain cancers. The Company concluded that the assets acquired did not meet the accounting definition of a business as inputs were acquired, but no processes or outputs, and the licensed technology had not achieved technological feasibility. As such, the Company treated the acquisition as an asset purchase, recording the purchase price as $10.0 million in research and development expense in the accompanying condensed consolidated statements of operations.
In addition to cash paid, the acquisition agreement stipulates that the Company is required to make milestone payments to the founder of RedoxTherapies upon the achievement of specified clinical, regulatory, and commercial milestones. Triggering of these milestone payments was not considered probable as of the date of the acquisition, and no expense has been recorded for these milestones as of September 30, 2016. As a result of the acquisition, the Company obtained access to two license agreements to which RedoxTherapies is party, which require the payment of royalties to the licensors based on annual net sales of licensed products or processes by RedoxTherapies and its sublicensees (which may include the Company), as well as certain payments upon the achievement of specified clinical and regulatory milestones. Triggering of these milestone payments was not considered probable as of the date of the acquisition, and no expense has been recorded for these milestones as of September 30, 2016.
Acquisition of AbVitro
On January 8, 2016, the Company completed the acquisition of 100% of the outstanding equity in AbVitro. The Company paid approximately $74.7 million in cash and issued an aggregate of 1,289,188 shares of the Company’s common stock valued at $46.9 million based on the closing stock price on January 8, 2016 of $36.39 per share. An additional $2.2 million was recorded as post-combination research and development expense in the first quarter of 2016 in connection with the accelerated vesting of employee stock options. Additionally, 24,446 restricted stock units (“RSUs”) were granted to former AbVitro employees, which shares are subject to monthly vesting over three years following the closing of the transaction, contingent on such employees continuing to provide services to the Company through such vesting dates. These are accounted for as post-acquisition compensation expenses. There are no milestone payment obligations under the terms of the AbVitro acquisition.
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
Transaction Costs
The Company incurred approximately $0.4 million of direct transaction costs related to the AbVitro acquisition for the nine months ended September 30, 2016. These costs are included in general and administrative expenses in the condensed consolidated statements of operations.

3. Collaboration and License Agreements
Eureka Therapeutics, Inc. and Memorial Sloan Kettering Cancer Center
In August 2016, the Company entered into a license agreement with Memorial Sloan Kettering Cancer Center ("MSK") and Eureka Therapeutics, Inc. pursuant to which the Company obtained an exclusive license pertaining to a fully-human binding domain targeting B-cell maturation antigen ("BCMA"), as well as binding domains against two additional undisclosed multiple myeloma targets to be used for the potential development and commercialization of CAR cell therapies for patients with multiple myeloma. The Company made an upfront cash payment and agreed to pay additional amounts upon achievement of specified clinical, regulatory, and commercial milestones, as well as royalties on net sales of licensed products and services by us or our affiliates and sublicensees.
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

The Company recognized revenue of $20.7 million and $43.4 million in the three and nine months ended September 30, 2016, respectively, in connection with the Celgene Collaboration Agreement and the Celgene CD19 License. The Company recognized $1.3 million in revenue for the three and nine months ended September 30, 2015 in connection with the Celgene Collaboration Agreement.
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
Excluding the expense or gain related to success payment obligations, the Company recognized $3.2 million and $3.1 million of research and development expenses in connection with its collaboration and funding agreements with FHCRC for the three months ended September 30, 2016 and 2015, respectively, and $11.9 million and $7.5 million for the nine months ended September 30, 2016 and 2015, respectively.
The estimated fair value of the total success payment obligation to FHCRC, after giving effect to the success payments achieved and paid in December 2015, was approximately $37.2 million and $67.3 million as of September 30, 2016 and December 31, 2015, respectively. With respect to the FHCRC success payment obligations, the Company recognized a gain of $10.5 million and $15.3 million in the three months ended September 30, 2016 and 2015, respectively. The Company recognized a gain of $13.3 million in the nine months ended September 30, 2016 compared to an expense of $14.6 million in the nine months ended September 30, 2015. The expense and gain are recorded in research and development expense in the condensed consolidated statements of operations, and represent the change in the FHCRC success payment liability during such periods and the respective months of accrued expenses. The FHCRC success payment liabilities on the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015 were $20.5 million and $33.8 million, respectively.
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

Assumptions	September 30, 2016	December 31, 2015
Fair value of common stock	$30.01	$43.97
Risk free interest rate	1.15% - 1.48%	1.89% - 2.20%
Expected volatility	70%	70%
Expected term (years)	5.04 - 8.04	5.79 - 8.79
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
Memorial Sloan Kettering Cancer Center
In November 2013, the Company entered into a sponsored research agreement with MSK focused on research and development relating to CAR T cell technology and a license agreement pertaining to certain patent rights and intellectual property rights related to certain know-how. The Company also granted MSK rights to certain share-based success payments. The sponsored research agreement, license agreement, the share-based success payments, and the Company’s accounting analysis pertaining to these agreements and share-based success payments, are described in Note 4 of the financial statements included in the 2015 Annual Report. The Company is also party to clinical study agreements with MSK.

Excluding the expense or gain related to success payment obligations, the Company recognized $0.9 million and $1.0 million of research and development expenses in connection with its research and clinical agreements with MSK for the three months ended September 30, 2016 and 2015, respectively, and $1.7 million and $3.8 million for the nine months ended September 30, 2016 and 2015, respectively.
The estimated fair value of the total success payment obligation to MSK, after giving effect to the success payment achieved in December 2015 and paid in March 2016, was approximately $22.7 million and $48.9 million as of September 30, 2016 and December 31, 2015, respectively. With respect to the MSK success payment obligations, the Company recognized a gain of $7.2 million and $10.3 million in the three months ended September 30, 2016 and 2015. The Company recognized a gain of $7.5 million in the nine months ended September 30, 2016 compared to an expense of $2.7 million in the nine months ended September 30, 2015. The expense and gain are recorded in research and development expense in the condensed consolidated statements of operations, and represent the change in the MSK success payment liability during such periods and the respective months of accrued expense. The MSK success payment liabilities on the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015 were $14.0 million and $31.0 million, respectively.

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

Assumptions	September 30, 2016	December 31, 2015
Fair value of common stock	$30.01	$43.97
Risk free interest rate	1.16% - 1.49%	1.91% - 2.20%
Expected volatility	70%	70%
Expected term (years)	5.14 - 8.14	5.89 - 8.89
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

The Company recognized $1.1 million of research and development expense in connection with its sponsored research, clinical support and manufacturing services agreements with SCRI for the three months ended September 30, 2016 and 2015. The Company recognized $3.5 million and $1.4 million of research and development expense in connection with its sponsored research, clinical support and manufacturing services agreements with SCRI for the nine months ended September 30, 2016 and 2015, respectively.
Opus Bio
The Company is party to a license agreement with Opus Bio, Inc. (“Opus Bio”) pertaining to certain patent rights and data. The license agreement is described in Note 4 of the financial statements included in the 2015 Annual Report.
Two milestones under the license agreement were achieved in the first quarter of 2016, for which the Company issued a total of 603,364 shares of its common stock as payment and recorded research and development expense of $23.2 million based on the fair value of the common stock on the date the milestones were achieved. After giving effect to the achievement of these milestones, as of September 30, 2016, one milestone required to be paid in equity in the amount of $25.0 million remains to be achieved, along with up to $215.0 million in milestones payable in cash.
Fate Therapeutics
In May 2015, the Company entered into a collaboration and license agreement with Fate Therapeutics, Inc. (“Fate Therapeutics”), to identify and utilize small molecules to modulate the Company’s genetically-engineered T cell product candidates to improve their therapeutic potential for cancer patients. The collaboration and license agreement is described in Note 4 of the financial statements included in the 2015 Annual Report. The Company recognized $0.5 million of research and development expense in connection with its collaboration agreement with Fate Therapeutics for the three months ended September 30, 2016 and 2015. The Company recognized $1.5 million and $0.8 million of research and development expense in the nine months ended September 30, 2016 and 2015, respectively.
Editas Medicine
In May 2015, the Company entered into a collaboration and license agreement with Editas Medicine, Inc. (“Editas”), to pursue research programs utilizing Editas’ genome editing technologies with Juno’s CAR and TCR technologies. The collaboration and license agreement is described in Note 4 of the financial statements included in the 2015 Annual Report. The Company recognized $0.9 million and $0.8 million of research and development expense in connection with its collaboration agreement with Editas for the three months ended September 30, 2016 and 2015, respectively. The Company recognized $2.9 million and $1.0 million of research and development expense in the nine months ended September 30, 2016 and 2015, respectively.

4. Cash Equivalents and Marketable Securities
The following tables summarize the estimated fair value of cash equivalents and marketable securities and gross unrealized holding gains and losses (in thousands):

	September 30, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$188,740	$—	$—	$188,740
Commercial paper	21,750	—	—	21,750
Corporate debt securities	5,000	—	—	5,000
Total cash equivalents	215,490	—	—	215,490
Marketable securities:
Commercial paper	98,050	—	—	98,050
U.S. government and agency securities	374,614	240	(12)	374,842
Corporate debt securities	124,384	7	(47)	124,344
Total marketable securities	597,048	247	(59)	597,236
Long-term marketable securities:
U.S. government and agency securities	126,837	20	(36)	126,821
Corporate debt securities	86,415	16	(72)	86,359
Equity securities	1,700	—	—	1,700
Total long-term marketable securities	$214,952	$36	$(108)	$214,880

	December 31, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$177,164	$—	$—	$177,164
Commercial paper	45,352	—	—	45,352
U.S. government and agency securities	2,000	—	—	2,000
Corporate debt securities	5,040	—	—	5,040
Total cash equivalents	229,556	—	—	229,556
Marketable securities:
Commercial paper	73,078	—	—	73,078
U.S. government and agency securities	470,519	2	(485)	470,036
Corporate debt securities	148,143	1	(245)	147,899
Total marketable securities	691,740	3	(730)	691,013
Long-term marketable securities:
U.S. government and agency securities	204,551	1	(770)	203,782
Corporate debt securities	65,898	33	(195)	65,736
Equity securities	7,190	—	(3,820)	3,370
Total long-term marketable securities	$277,639	$34	$(4,785)	$272,888
The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	September 30, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. government and agency securities	$75,295	$(12)	$—	$—	$75,295	$(12)
Corporate debt securities	82,122	(47)	—	—	82,122	(47)
Total marketable securities	157,417	(59)	—	—	157,417	(59)
Long-term marketable securities:
U.S. government and agency securities	68,938	(36)	—	—	68,938	(36)
Corporate debt securities	52,656	(72)	—	—	52,656	(72)
Total long-term marketable securities	$121,594	$(108)	$—	$—	$121,594	$(108)

	December 31, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. government and agency securities	$457,641	$(485)	$—	$—	$457,641	$(485)
Corporate debt securities	144,499	(245)	—	—	144,499	(245)
Total marketable securities	602,140	(730)	—	—	602,140	(730)
Long-term marketable securities:
U.S. government and agency securities	190,767	(770)	—	—	190,767	(770)
Corporate debt securities	50,591	(195)	—	—	50,591	(195)
Equity securities	3,370	(3,820)	—	—	3,370	(3,820)
Total long-term marketable securities	$244,728	$(4,785)	$—	$—	$244,728	$(4,785)
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
The Company evaluated the near-term prospects of the Fate Therapeutics investment in relation to the severity and duration of the impairment. Based on that evaluation, in the second quarter of 2016, the Company determined that the equity security was other-than-temporarily impaired (“OTTI”), and a loss of $5.5 million was recognized at that time. The OTTI loss is included in net loss on the condensed consolidated statements of operations for the nine months ended September 30, 2016. No additional OTTI losses were recognized for the three months ended September 30, 2016.
All marketable securities have an effective maturity date of three years or less and are available for use and therefore classified as available-for-sale.

5. Fair Value Measurements
The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$188,740	$—	$—	$188,740
Commercial paper	—	119,800	—	119,800
U.S. government and agency securities	—	501,663	—	501,663
Corporate debt securities	—	215,703	—	215,703
Equity securities	1,700	—	—	1,700
Total financial assets	$190,440	$837,166	$—	$1,027,606
Financial Liabilities:
Success payment liabilities	$—	$—	$34,502	$34,502
Contingent consideration	—	—	32,091	32,091
Total financial liabilities	$—	$—	$66,593	$66,593

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$177,164	$—	$—	$177,164
Commercial paper	—	118,430	—	118,430
U.S. government and agency securities	—	675,818	—	675,818
Corporate debt securities	—	218,675	—	218,675
Equity Securities	3,370	—	—	3,370
Total financial assets	$180,534	$1,012,923	$—	$1,193,457
Financial Liabilities:
Success payment liabilities	$—	$—	$64,829	$64,829
Contingent consideration	—	—	37,266	37,266
Total financial liabilities	$—	$—	$102,095	$102,095
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
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

	Success Payment Liabilities	Contingent Consideration	Total
Balance at December 31, 2015	$64,829	$37,266	$102,095
Payments	(9,569)	—	(9,569)
Changes in fair value (1)	(20,758)	(5,175)	(25,933)
Balance at September 30, 2016	$34,502	$32,091	$66,593

(1)
The amount of success payments achieved and changes in fair value for success payment liabilities and contingent consideration are recorded in research and development expense in the condensed consolidated statements of operations.

As of September 30, 2016 and December 31, 2015, the estimated fair value of the success payment obligations, after giving effect to the success payments achieved by FHCRC and MSK, was approximately $59.9 million and $116.2 million, respectively. Included in research and development expense for the nine months ended September 30, 2016 and 2015 was a gain of $20.8 million and an expense of $17.3 million, respectively, related to success payments. See Note 3, Collaboration and License Agreements, to these condensed consolidated financial statements, as well as Note 4 to the financial statements included in the 2015 Annual Report, for additional discussion of estimated fair value of the success payment obligations.
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
As of September 30, 2016, the estimated fair values of the contingent consideration associated with the Stage and X-Body acquisitions were $26.2 million and $5.9 million, respectively. The Company recognized a gain of $5.2 million and expense of $1.3 million, which was recorded in research and development expense, in the nine months ended September 30, 2016 and 2015, respectively, related to the change in fair value of the contingent consideration.
A milestone requiring payment by the Company of €6.0 million to the former stockholders of Stage was achieved in the third quarter of 2016. This milestone will be paid by the Company in the fourth quarter of 2016. The liability associated with this milestone is included in contingent consideration on the condensed consolidated balance sheet as of September 30, 2016.

6. Stock-Based Compensation
Stock-Based Compensation
Stock-based compensation expense is recognized in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development (1)	$8,751	$4,406	$29,109	$12,089
General and administrative	5,436	4,658	15,863	9,450
Total stock-based compensation expense (2)	$14,187	$9,064	$44,972	$21,539

(1)
Included in research and development stock-based compensation expense for the nine months ended September 30, 2016 was $2.2 million related to the payout of employee stock options in connection with the AbVitro acquisition.

(2)
Included in stock-based compensation expense recognized for the three months ended September 30, 2016 and 2015, is $1.4 million and $1.8 million, respectively, related to service providers other than employees, scientific founders, and directors, including $0.9 million and $1.2 million, respectively, for a former cofounding director who became a consultant upon his departure from the board of directors. Included in stock-based compensation expense recognized for the nine months ended September 30, 2016 and 2015, is $5.7 million and $6.7 million, respectively, related to service providers other than employees, scientific founders, and directors, including $3.3 million and $4.8 million, respectively, for a former cofounding director who became a consultant upon his departure from the board of directors.

Total stock-based compensation cost related to unvested awards not yet recognized and the weighted average periods over which the awards are expected to be recognized as of September 30, 2016 for all employees are as follows:

	Stock Options	Restricted Stock and RSUs
Unrecognized stock-based compensation cost (in thousands)	$115,415	$17,467
Expected weighted average period compensation costs to be recognized (years)	2.83	1.91
Restricted Stock and RSUs
A summary of the Company’s restricted stock and RSU activity is as follows:

	Restricted Stock and RSUs	Weighted Average Fair Value at Date of Grant per Share
Unvested shares as of December 31, 2015	5,476,600	$3.72
Granted	183,410	35.26
Vested	(2,032,958)	2.73
Forfeited	(46,567)	6.31
Unvested shares as of September 30, 2016	3,580,485	$5.86
Management estimates expected forfeitures and recognizes compensation costs only for those equity awards expected to vest.

Stock Options
A summary of the Company’s stock option activity is as follows:

	Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2015	5,218,939	$30.25	9.13	$86,609
Granted	3,388,256	29.70
Exercised	(396,869)	7.09
Forfeited/Cancelled	(203,320)	39.01
Outstanding as of September 30, 2016	8,007,006	$30.78	8.82	$54,711
Exercisable as of September 30, 2016	1,737,758	$28.58	8.28	$17,633

The fair value of each stock option granted has been determined using the Black-Scholes option pricing model. The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted to employees, directors, and consultants included the following:

Assumptions	Nine Months Ended September 30, 2016
Risk free interest rate	1.13% - 1.78%
Expected volatility	70%
Expected life (years)	5.27 - 9.97
Expected dividend yield	0%
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
7. Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) and the adjustments to other comprehensive income (loss) are as follows (in thousands):

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2015	$(605)	$(5,478)	$(6,083)
Other comprehensive income	673	4,971	5,644
Balance at September 30, 2016	$68	$(507)	$(439)

The details of the components of other comprehensive income (loss) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Other comprehensive income (loss):
Foreign currency translation adjustments (1)	$263	$357	$673	$232
Net change in unrealized gain (loss) on marketable securities:
Unrealized gain (loss) on marketable securities (2)	(239)	(906)	(519)	(1,540)
Reclassification adjustment for loss included in net loss (3)	—	—	5,490	—
Total other comprehensive income (loss)	$24	$(549)	$5,644	$(1,308)

(1)	Foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in our international subsidiary.

(2)
Unrealized gain (loss) on marketable securities is net of income taxes (benefit) provision of $(0.1) million and $0.6 million for the three and nine months ended September 30, 2016, respectively. There was no income tax effect recorded on unrealized gain (loss) for the three and nine months ended September 30, 2015.

(3)
Amounts reclassified from accumulated other comprehensive income are included in other-than-temporary impairment loss on the condensed consolidated statements of operations. There was no income tax effect on this reclassification adjustment for the three and nine months ended September 30, 2016 as it does not create taxable income in future years.

8. Income Taxes
The Company recorded an income tax benefit of $9.1 million on a pre-tax loss of $201.9 million for the nine months ended September 30, 2016. Of the total income tax benefit, $6.7 million relates to the release of valuation allowance on the U.S. deferred tax assets as a result of the deferred tax liabilities established for intangible assets from the acquisition of AbVitro, net of tax attributes, and $2.0 million relates to the benefit associated with the net loss incurred by the Company’s German subsidiary in the nine months ended September 30, 2016. The remaining tax benefit of $0.4 million relates to intraperiod allocation of taxes between continuing operations and other comprehensive income.
For the prior year, the Company recorded an income tax benefit of $1.6 million on a pre-tax loss of $155.7 million for the nine months ended September 30, 2015. Of the $1.6 million total tax benefit, $0.5 million relates to the net loss incurred by the Company’s German subsidiary in the period from May 11, 2015 to September 30, 2015, as the Company has determined that it is more-likely-than-not that it will realize the benefit of these losses. The remaining $1.1 million of income tax benefit relates to the release of valuation allowance on the U.S. deferred tax assets as a result of the deferred tax liabilities established for intangible assets from the acquisition of X-Body.
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
The Company follows the provisions of ASC 740, Accounting for Income Taxes, and the accounting guidance related to accounting for uncertainty in income taxes. The Company determines its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more-likely-than-not to be sustained upon examination by the relevant income tax authorities. During the third quarter of 2016, the Company completed a study of Research & Development and Orphan Drug tax credit carryforwards, which resulted in no material adjustments. The Company will recognize both accrued interest and penalties related to unrecognized benefits in income tax expense. The

Company is generally subject to examination by the U.S. federal and local income tax authorities for all tax years in which a loss carryforward is available and is subject to examination in Germany for four years.
The Company applies judgment in the determination of the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. As of September 30, 2016 and December 31, 2015, the Company had no material unrecognized or uncertain tax benefits.
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
The amounts in the table below were excluded from the calculation of diluted net loss per share for the periods indicated due to their anti-dilutive effect:

	As of September 30,
	2016	2015
Unvested restricted stock and RSUs	3,580,485	5,988,252
Options to purchase common stock	8,007,006	4,582,566
Estimated number of shares issued for success payments (1)	—	2,088,965
Total	11,587,491	12,659,783

(1)
Represents the number of shares that would be issued if the success payment valuation date had been September 30, 2015. The Company’s common stock price per share was $40.69 at September 30, 2015 which would have resulted in a success payment of $85 million ($75 million for FHCRC and $10 million for MSK). The number of shares issued, for the purpose of this presentation, is calculated by dividing the success payment by the stock price per share on the valuation date. At September 30, 2016 the Company’s stock price was below the threshold that would require additional payments to FHCRC or MSK, therefore no shares are included.

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
The following table summarizes the Company’s future minimum lease commitments as of September 30, 2016 (in thousands):

Year ending December 31:
2016	1,641
2017	4,973
2018	9,789
2019	12,167
2020	12,225
Thereafter	47,382
Total minimum lease payments	$88,177
Rent expense for the three months ended September 30, 2016 and 2015 was $0.9 million and $0.6 million, respectively. Rent expense for the nine months ended September 30, 2016 and 2015 was $3.3 million and $1.5 million, respectively.

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
These forward-looking statements, include, but are not limited to, statements regarding: the success, cost and timing of our product development activities and clinical trials; our ability and the potential to successfully advance and leverage our technology platform to improve the safety and effectiveness of our existing product candidates; the potential costs and benefits for our identified research priorities to advance our CAR and TCR technologies; the potential of our collaboration with Celgene and the ability and willingness of Celgene to be our commercialization partner outside of North America, including with respect to our CD19 license agreement with Celgene and the exercise by Celgene of its opt-in right to the CD19 program; the ability of JW Therapeutics (Shanghai) Co., Ltd to develop and commercialize product candidates in China; the ability and willingness of our third-party research institution collaborators to continue research and development activities relating to our product candidates; the potential of our other research and development and strategic collaborations, including our collaborations with Editas Medicine, Inc., Fate Therapeutics, Inc., and MedImmune Limited; our ability to obtain orphan drug designation or breakthrough status for our CD19 product candidates and any other product candidates, or to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate; our ability to license additional intellectual property relating to our product candidates; our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates; our ability to commercialize our products in light of the intellectual property rights of others; our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates, and the potential terms of such funding; our plans to research, develop, and commercialize our product candidates; the potential of the technologies we have acquired through license agreements or strategic transactions, such as the acquisition of Stage, X-Body, AbVitro, and RedoxTherapies; the size and growth potential of the markets for our product candidates, and our ability to serve those markets; regulatory developments in the United States and foreign countries; our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately; our plans to develop our own manufacturing facilities, including our manufacturing facility in Bothell, Washington; the potential benefits of our efforts to optimize our process development and manufacturing; the success of competing therapies that are or may become available; our ability to attract and retain key scientific or management personnel; the accuracy of our estimates regarding expenses, success payments, future revenue, capital requirements, profitability, and needs for additional financing; fluctuations in the trading price of our common stock; the anticipated benefits of our litigation settlement with Penn and Novartis; our plans regarding our corporate headquarters; and our use of the proceeds from our initial public offering and proceeds received from Celgene.
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
We are conducting a multicenter, Phase II trial of JCAR015 that could support accelerated U.S. regulatory approval in adult relapsed/refractory (“r/r”) B cell acute lymphoblastic leukemia (“ALL”) as early as the first half of 2018. We are also conducting a Phase I trial with JCAR017 in adult r/r B cell aggressive non-Hodgkin lymphoma (“NHL”), and are planning to initiate trials with JCAR017 in each of adult r/r ALL, pediatric r/r ALL, and chronic lymphocytic leukemia (“CLL”). We believe we may obtain U.S. regulatory approval for JCAR017 in NHL as early as 2018, with U.S. regulatory approvals in the other three indications as early as the end of 2019. We are also continuing to enroll patients in an ongoing Phase I/II trial for JCAR014 in B cell malignancies, and although we do not plan to move JCAR014 into registration trials, we plan to use this trial to explore important questions that may improve our platform overall. To date, data from the JCAR014 trial have provided encouraging early insights on how to improve the efficacy and safety in patients with ALL, NHL, and CLL. The Investigational New Drug (“IND”) has cleared for, and we intend to begin enrolling patients in 2016 in a combination Phase Ib clinical trial combining JCAR014 with MedImmune’s investigational programmed cell death ligand 1 (“PD-L1”) immune checkpoint inhibitor, durvalumab, for the treatment of adult r/r B cell NHL. We are also conducting Phase I trials for five additional product candidates that target different cancer-associated proteins in hematological and solid organ cancers. We also expect to commence a Phase I trial through our collaborator MSK of a CD19/4-1BBL “armored” CAR in 2016 or early 2017 and a Phase I trial for one or both of CD19/CD40L and CD19/IL-12 “armored” CARs in 2017. We have a number of other preclinical programs against other targets that we expect to move into human testing over the next several years.
On July 6, 2016, the FDA placed our JCAR015 Phase II trial in r/r ALL on clinical hold after we observed an increased incidence of severe neurotoxicity, including two patients who died in late June 2016 from cerebral edema, following the recent addition of fludarabine to the preconditioning regimen used on the trial. There had been one earlier death in the trial in May 2016 from cerebral edema in a patient treated with JCAR015 after receiving fludarabine-containing preconditioning, but a review identified confounding factors specific to the event, and the FDA, our data safety monitoring board, and Juno each determined that it was appropriate to continue the trial without changes to the treatment protocol with respect to cell dose or preconditioning regimen. Following the June 2016 deaths and the FDA hold, we amended the trial protocol to continue the trial without fludarabine, returning to the original cyclophosphamide-only preconditioning regimen. The FDA removed the clinical hold on July 12, 2016 and we recommenced treating new patients in the trial in early August 2016. The primary analysis cohort of this trial will include 50 patients with morphological disease that receive cyclophosphamide-only preconditioning. We intend to discuss with the FDA whether all, a portion, or none of the patients that received cyclophosphamide-only preconditioning on the trial prior to the clinical hold will be included in the primary analysis.
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
Revenue for the three months ended September 30, 2016 and 2015 was $20.8 million and $1.6 million, respectively, and revenue for the nine months ended September 30, 2016 and 2015 was $58.2 million and $14.1 million, respectively. In the future, we may generate revenue from the Celgene collaboration, strategic alliances, licensing arrangements, and product sales, or a combination of these. We expect that any revenue we generate will fluctuate from quarter to quarter and year to year as a result of the timing and amount of opt-in payments from Celgene, license fees, milestones, reimbursement of costs incurred, other payments, and product sales, to the extent any product candidates are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval of them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.
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
As of September 30, 2016, we had cash, cash equivalents, and marketable securities of $1.04 billion compared with $1.22 billion as of December 31, 2015. Cash used in operations for the nine months ended September 30, 2016 was $120.4 million and is net of a cash inflow of $50.0 for the opt-in payment received from Celgene. Cash provided by operations for the nine months ended September 30, 2015 was $49.9 million, which includes a $150.2 million upfront payment from Celgene. Cash provided by investing activities for the nine months ended September 30, 2016 was $51.5 million which was net of $74.6 million of net cash used to acquire AbVitro and $17.8 million for the purchase of property and equipment. Cash provided by financing activities in the nine months ended September 30, 2016 was $39.9 million and includes a payment of $47.0 million from Celgene for the purchase of 1,137,593 shares of our common stock.
Recent Developments
During the third quarter of 2016, we had a number of corporate developments:

•
In July 2016, we acquired RedoxTherapies. The acquisition provides Juno with an exclusive license to vipadenant, a small molecule A2a receptor antagonist that has the potential to disrupt important immunosuppressive pathways in the tumor microenvironment in certain cancers. As consideration for the acquisition, we paid $10.0 million in cash and agreed to deliver additional consideration upon achievement of specified clinical, regulatory, and commercial milestones.

•
In August 2016, we entered into a license agreement with MSK and Eureka Therapeutics, Inc. pursuant to which we obtained an exclusive license pertaining to a fully-human BCMA binding domain, as well as binding domains against two additional undisclosed multiple myeloma targets to be used for the potential development and commercialization of CAR cell therapies for patients with multiple myeloma. As consideration for the license, we made an upfront cash payment and agreed to pay additional amounts upon achievement of specified clinical, regulatory, and commercial milestones, as well as royalties on net sales of licensed products and services by us and our sublicensees. We expect to begin a Phase I trial at MSK with a BCMA-directed product candidate by the first half of 2017.

•
We received orphan drug designation for JCAR017 for the treatment of ALL in September 2016. We previously received orphan drug designation for JCAR017 for the treatment of diffuse large B cell lymphoma ("DLBCL"), a type of NHL, in April 2016, and we have subsequently received orphan drug designation for the treatment of CLL in October 2016.

•	In September 2016, Celgene received access from the European Medicines Agency to the Priority Medicines (PRIME) scheme for JCAR015 for the treatment of adult r/r ALL.

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
Ongoing collaboration revenue is generated from our collaboration with Celgene. The terms of this arrangement contain multiple deliverables, which include (1) access to certain of our technology through a non-exclusive, worldwide, royalty-free right and license to conduct certain activities under the collaboration and (2) participation on various collaboration committees. We recognize revenue from the $150.2 million upfront payment under the Celgene Collaboration Agreement ratably over the term of our estimated period of performance under the arrangement, which we estimate to be through June 2025. In addition to receiving upfront payments, we may also be entitled to option exercise fees. In April 2016, Celgene exercised its right to opt-in to our CD19 program, and as a result, we entered into the Celgene CD19 License. We received an option exercise fee of $50.0 million upon entry into the Celgene CD19 License, which will be recognized as revenue ratably over the estimated period of performance, which is expected to be approximately two years.
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
Research and Development Expenses
Research and development expenses represent costs incurred for the discovery, development, and manufacture of our product candidates and include: costs to acquire technology complimentary to our own, external research and development expenses incurred under arrangements with third parties, such as contract research organizations ("CROs"), contract manufacturing organizations (“CMOs”), academic and non-profit institutions and consultants, salaries and personnel-related costs, including non-cash stock-based compensation, the change in estimated fair value of our success payments to FHCRC and MSK and contingent consideration liabilities, milestone payments, and other expenses, which include direct and allocated expenses for laboratory, facilities, and other costs.
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

Research and development expenses by project were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Project-specific external costs:
JCAR015	$5,226	$2,411	$15,689	$7,244
JCAR014	1,147	1,531	4,143	3,552
JCAR017	4,155	1,377	9,602	2,982
CD19 general (1)	425	253	16,676	1,554
JCAR018 (2)	74	—	23,433	—
Early development	5,750	7,049	20,910	12,372
Success payment (gain) expense related to FHCRC collaboration agreement	(10,455)	(15,314)	(13,287)	14,621
Success payment (gain) expense related to MSK collaboration agreement	(7,184)	(10,272)	(7,471)	2,665
Change in estimated value of contingent consideration liability	336	1,283	(5,175)	1,203
Upfront fees to acquire technology	15,000	—	15,000	30,800
Unallocated internal and external research and development costs (3)	46,380	23,185	127,367	52,544
Total research and development expenses	$60,854	$11,503	$206,887	$129,537

(1)	CD19 general expenses for the nine months ended September 30, 2016 include milestones of $12.5 million paid to St. Jude related to milestones achieved by Juno’s sublicensee Novartis.

(2)
JCAR018 expenses for the nine months ended September 30, 2016 include milestone expense of $23.2 million equal to the fair value of 603,364 shares of common stock issued to Opus Bio based on the closing stock price on the days the associated milestones were achieved.

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
General and Administrative Expenses
General and administrative expenses consist of salaries and personnel-related costs, including non-cash stock-based compensation, for our personnel in executive, legal, finance and accounting, commercial, and other administrative functions, legal costs, transaction costs associated with acquisitions, collaborations, and license agreements, as well as fees paid for accounting and tax services, consulting fees, including costs incurred to support commercial readiness, and facility costs not otherwise included in research and development expenses. Legal costs include general corporate legal fees, patent costs, and litigation expenses. For the nine months ended September 30, 2015 $6.0 million was reclassified from litigation to general and administrative on the condensed consolidated statements of operations.
We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities, potential commercialization of our product candidates, and future business development opportunities. These increases will likely include costs related to outside consultants, attorneys, and accountants, among other expenses.
Results of Operations
Comparison of the three and nine months ended September 30, 2016 and 2015
The following table summarizes our results of operations for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$20,826	$1,602	$58,203	$14,063
Operating expenses:
Research and development	60,854	11,503	206,887	129,537
General and administrative	18,441	13,632	51,210	41,184
Total operating expenses	79,295	25,135	258,097	170,721
Loss from operations	(58,469)	(23,533)	(199,894)	(156,658)
Other-than-temporary impairment loss	—	—	(5,490)	—
Interest income, net	1,485	356	4,322	709
Other income (expenses), net	(507)	—	(871)	233
Loss before income taxes	(57,491)	(23,177)	(201,933)	(155,716)
Benefit from (provision for) income taxes	594	(63)	9,131	1,553
Net loss	$(56,897)	$(23,240)	$(192,802)	$(154,163)

Revenue
The following table summarizes our revenue for the three and nine months ended September 30, 2016 and 2015, the majority of which is related to the amortization of upfront and option exercise fees, milestone payments, and reimbursement of certain research and development expenses under our Celgene Collaboration Agreement (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Celgene:
Recognition of upfront and option exercise fees	$10,341	$1,273	$23,775	$1,273
Reimbursement revenue	10,407	—	19,600	—
Celgene total	20,748	1,273	43,375	1,273
Novartis:
Recognition of upfront sublicense fee	—	—	—	12,250
Milestone revenue	—	—	14,250	—
Novartis total	—	—	14,250	12,250
Other	78	329	578	540
Total revenue	$20,826	$1,602	$58,203	$14,063
Revenue. Revenue was $20.8 million and $58.2 million for the three and nine months ended September 30, 2016, respectively, compared with $1.6 million and $14.1 million for the three and nine months ended September 30, 2015, respectively. The increase is primarily due to revenue recognized under our Celgene Collaboration Agreement and Celgene CD19 License in connection with the upfront and CD19 opt-in fees and partial reimbursement by Celgene of research and development costs incurred by us in the second and third quarters of 2016.

Operating Expenses
Research and Development Expenses. Research and development expenses were $60.9 million and $206.9 million for the three and nine months ended September 30, 2016, respectively, compared to $11.5 million and $129.5 million for the three and nine months ended September 30, 2015, respectively. The increase of $49.4 million in the three months ended September 30, 2016 was primarily due to:

•	a $25.5 million increase in costs to execute on our clinical development strategy, manufacture our product candidates, and expand our overall research and development capabilities,

•	a $15.0 million increase in costs to acquire technology, and

•	a $4.3 million increase in stock-based compensation expense.
Additionally, for the three months ended September 30, 2016 we recorded a gain of $17.7 million related to our success payment obligations compared to a gain of $25.6 million for the three months ended September 30, 2015, resulting in an increase of $7.9 million in research and development expense for the three months ended September 30, 2016 compared to the same period in 2015.
These increases were offset by a decrease of $2.6 million related to milestones achieved during the third quarter of 2016 compared to the same period in 2015.
The increase of $77.4 million in the nine months ended September 30, 2016 was primarily due to:

•	a $83.6 million increase in costs incurred to execute on our clinical development strategy, manufacture our product candidates, and expand our overall research and development capabilities,

•
a $36.0 million increase in expense related to milestones achieved during the nine months of 2016, $23.2 million of which was in connection with our JCAR018 product candidate and was paid through the issuance of 603,364 shares of our stock, and $12.5 million of which was paid to St. Jude in connection with the milestone achieved by Juno’s sublicensee Novartis, and

•	a $17.0 million increase in stock-based compensation expense.
These increases were offset by a reduction of $15.8 million in costs to acquire technology and a reduction in the estimated value of our contingent consideration liabilities resulting in a decrease of $6.4 million in expense in the nine months ended September 30, 2016. Additionally, for the nine months ended September 30, 2016 we recorded a gain of $20.8 million related to our success payment obligations compared to an expense of $17.3 million for the same period in 2015, resulting in a decrease of $38.1 million in research and development expense in the nine months ended September 30, 2016 compared to the same period in 2015.
General and Administrative Expenses. General and administrative expenses were $18.4 million and $51.2 million for the three and nine months ended September 30, 2016, respectively, compared to $13.6 million and $41.2 million for the three and nine months ended September 30, 2015, respectively. The increase of $4.8 million in the three months ended September 30, 2016 was primarily due to a $2.0 million increase in litigation and patent legal expenses, a $1.7 million increase in consulting expenses including costs related to commercial readiness, a $1.6 million increase in personnel expenses primarily related to increased headcount to support the business, and a $0.8 million increase in stock-based compensation expense. The increases were offset by a $1.5 million decrease in business development expenses.
The increase of $10.0 million in the nine months ended September 30, 2016 was primarily due to a $6.4 million increase in stock-based compensation expense, increased personnel costs primarily related to increased headcount to support the business of $4.8 million, and a $4.1 million increase in consulting expenses including costs related to commercial readiness. These increases were offset by a $5.1 million decrease in business development costs.
Interest Income, Net. Interest income, net was $1.5 million and $4.3 million for the three and nine months ended September 30, 2016, respectively, compared to $0.4 million and $0.7 million for the three and nine months ended September 30, 2015, respectively. Interest income, net consisted of interest income earned on our marketable securities offset by interest expense associated with the accounting for the build-to-suit lease of our manufacturing facility. The increase in 2016 compared with 2015 was due to the increased value of our marketable securities and associated interest income.
Other-than-temporary impairment loss. The other-than-temporary impairment loss in the nine months ended September 30, 2016 of $5.5 million is related to the decline in value of our investment in Fate Therapeutics.

Benefit from Income Taxes. The Company recorded an income tax benefit of $9.1 million on a pre-tax loss of $201.9 million for the nine months ended September 30, 2016. Of the total benefit, $6.7 million related to the release of a portion of the valuation allowance on the U.S. deferred tax assets as a result of the acquisition of AbVitro. Additionally, we recorded an income tax benefit of $2.0 million related to the net loss incurred by our German subsidiary during the nine months ended September 30, 2016. The remaining tax benefit of $0.4 million relates to intraperiod allocation of taxes between continuing operations and other comprehensive income. During the first nine months of 2015, the Company recorded an income tax benefit of $1.6 million on a pre-tax loss of $155.7 million. Of the $1.6 million total tax benefit, $1.1 million relates to the release of valuation allowance on the U.S. deferred tax assets as a result of the deferred tax liabilities established for intangible assets from the acquisition of X-Body, and the remaining $0.5 million relates to the net loss incurred by our German subsidiary in the period from May 11, 2015 to September 30, 2015. We have determined that it is more-likely-than-not that we will realize the benefit of these losses.
Liquidity and Capital Resources
Sources and Uses of Liquidity
As of September 30, 2016, we had $1.04 billion in cash, cash equivalents and marketable securities. Prior to our entry into the Celgene collaboration, we raised an aggregate of approximately $618.0 million in gross proceeds, through our initial public offering and private placements of our convertible preferred stock which we used to fund our operations. As a result of our entry into the collaboration with Celgene and our initial sale of stock to Celgene, we received $1.0 billion in cash from Celgene in August 2015. Celgene also has the right to purchase additional shares of our common stock, including annual “top-up” rights as described under “Licenses and Third-Party Collaborations” in Part I—Item 1—“Business” of our 2015 Annual Report. If exercised, these purchases will provide us with additional funding for our operations. In the first quarter of 2016, we received $47.0 million from Celgene in connection with the sale of our stock pursuant to the partial exercise by Celgene of its annual top-up right under the Celgene Share Purchase Agreement. We also may receive funding from Celgene in the form of option exercise fees or reimbursements for qualified expenses related to the development and commercialization of product candidates in programs that Celgene opts into under the Celgene Collaboration Agreement. In April 2016 we received an opt-in payment of $50.0 million from Celgene upon Celgene’s election to opt-in to our CD19 program.
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
Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$(120,367)	$49,861
Investing activities	51,534	(685,558)
Financing activities	39,907	848,855
Effect of exchange rate changes on cash and cash equivalents	(52)	11
Net (decrease) increase in cash and cash equivalents	$(28,978)	$213,169
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2016 was $120.4 million compared to $49.9 million in cash provided by operating activities for the same period in 2015. The increase in net cash used in operating activities of $170.3 million was primarily due to cash payments made in connection with the overall growth of Juno’s business, which included executing on our clinical development strategy, manufacturing to support our clinical trials, expanding our workforce, milestone payments, research collaboration agreements, costs to acquire technology, and other costs to expand our overall research and development capabilities. We received cash of $59.2 and $150.2 million in the nine months ended September 30, 2016 and 2015, respectively, in connection with the Celgene Collaboration Agreement.
Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2016 was $51.5 million compared to cash used in investing activities of $685.6 million for the nine months ended September 30, 2015. The change was primarily due to net sales and maturities of marketable securities in the normal course of business.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2016 was $39.9 million compared to $848.9 million of cash provided by financing activities for the nine months ended September 30, 2015. The decrease of $808.9 million was primarily due to the sale of 9,137,672 shares of our common stock to Celgene in 2015, resulting in proceeds of $849.8 million, compared to the sale of 1,137,593 shares of our common stock to Celgene in 2016, resulting in proceeds of $47.0 million.
Off-Balance Sheet Arrangements
As of September 30, 2016, we did not have any off-balance sheet arrangements or holdings in variable interest entities that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business, primarily related to interest rate sensitivities, the volatility of our stock price, and foreign exchange rates.
Interest Rate Sensitivity
As of September 30, 2016, we had $812.1 million in marketable securities, largely composed of investment grade short- to intermediate-term fixed income securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality.
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
As of September 30, 2016, the estimated fair value of the total success payment obligations was approximately $59.9 million. We recognized a gain of $17.7 million for the three months ended September 30, 2016 and a net gain of $20.8 million for the nine months ended September 30, 2016 related to the success payment obligations. The net gain recorded in the nine months ended September 30, 2016 was due to the decline in the Company’s common stock price at September 30, 2016 compared to December 31, 2015, partially offset by an additional nine months of expense. The success payment liabilities on the balance sheet as of September 30, 2016 were $34.5 million.
The assumptions used to calculate the fair value of the success payments are subject to a significant amount of judgment including the expected volatility, estimated term, and estimated number and timing of valuation measurement dates. A small change in the assumptions may have a relatively large change in the estimated valuation and associated liability and expense. For example, keeping all other variables constant, a hypothetical 10% increase in the stock price at September 30, 2016 from $30.01 per share to $33.01 per share would have decreased the gain recorded in the three months ended September 30, 2016 associated with the success payment liability by $5.4 million. A hypothetical 10% decrease in the stock price from $30.01 per share to $27.01 per share would have increased the gain recorded in the three months ended September 30, 2016 associated with the success payment liability by $4.5 million. Further, keeping all other variables constant, a hypothetical 35% increase in the stock price at September 30, 2016 from $30.01 per share to $40.51 per share would have decreased the gain recorded in the three months ended September 30, 2016 to zero, resulting in a net expense of $3.3 million. A hypothetical 35% decrease in the stock price from $30.01 per share to $19.51 per share would have increased the gain recorded in the three months ended September 30, 2016 associated with the success payment liability by $15.4 million.
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
ITEM 4.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2016, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
USPTO Proceedings
In August 2015, Kite Pharma filed a petition with the U.S. Patent and Trademark Office (the “USPTO”) for inter partes review of U.S. Patent No. 7,446,190, a patent that we have exclusively licensed from MSK. In February 2016, the USPTO determined to initiate the inter partes review proceedings, in Kite Pharma, Inc. v. Sloan Kettering Institute for Cancer Research, Case IPR2015-01719. A hearing was held before the USPTO Patent Trial and Appeal Board on October 20, 2016. As the exclusive licensor, we have opted to exercise our right to control the defense of the patent in the proceedings. We will incur expenses associated with this defense, which expenses may be substantial. If we are unsuccessful, the patent could be narrowed or invalidated, but we do not expect that this would have a material adverse effect on our business.
In September 2016, Corvus Pharmaceuticals, Inc. filed a petition with the USPTO to initiate a post grant review (“PGR”) of U.S. Patent No. 9,415,105, a patent to which we obtained an exclusive license in connection with our acquisition of RedoxTherapies. The matter has been assigned case number PGR2016-00042. We will incur expenses associated with the PGR, which expenses may be substantial. Although the outcome of the PGR is uncertain, we do not expect this proceeding to have a material adverse effect on our business.
Securities Litigation Proceedings
Two putative securities class action complaints were filed against Juno and our chief executive officer, Hans Bishop, in the United States District Court for the Western District of Washington under the following captions: Goce Veljanoski, etc. v. Juno Therapeutics, et al., No. 2:16-CV-01069 on July 12, 2016 (the “Veljanoski Complaint”) and Jiayi Wan, etc. v. Juno Therapeutics, et al., No. 2:16-CV-01083 on July 13, 2016 (the “Wan Complaint”). On September 7, 2016, an additional putative securities class action complaint was filed against Juno, Mr. Bishop, and our chief financial officer, Steve Harr, in the U.S. District Court for the Western District of Washington under the caption Liberata Paradisco, etc. v. Juno Therapeutics, et al., No. 2:16-CV-01425 (the “Paradisco Complaint”).
The putative class in both the Veljanoski and the Wan Complaints is composed of all purchasers of the Company’s securities between June 4, 2016 and July 7, 2016, inclusive. The putative class in the Paradisco Complaint is composed of all purchasers of the Company’s securities between May 9, 2016 and July 7, 2016, inclusive. The complaints generally allege material misrepresentations and omissions in public statements regarding patient deaths in the Company’s Phase II clinical trial of JCAR015, violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act by the individual defendants. All of the complaints seek compensatory damages of an undisclosed amount.
On October 7, 2016, the complaints were consolidated into a single action titled “In re Juno Therapeutics, Inc.” On October 19, 2016, the Court appointed a lead plaintiff. The Company has not recorded any liability as of September 30, 2016 since any potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.
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
We are a clinical-stage biopharmaceutical company that was formed in August 2013. We have no cell-therapy products approved for commercial sale and as of September 30, 2016 had not generated any revenue from such products. We are focused on developing products that use human cells as therapeutic entities and, although there have been significant advances in cell-based immunotherapy, our T cell technologies are new and largely unproven. Our limited operating history, particularly in light of the rapidly evolving cancer immunotherapy field, may make it difficult to evaluate our current business and predict our future performance. Our very short history as an operating company makes any assessment of our future success or viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage companies in rapidly evolving fields. If we do not address these risks successfully, our business will suffer.

We have incurred net losses in each period since our inception and anticipate that we will continue to incur net losses in the future.
We are not profitable and have incurred losses in each period since our inception. For the years ended December 31, 2015 and 2014 and for the period from August 5, 2013 to December 31, 2013, we reported a net loss of $239.4 million, $243.4 million, and $51.8 million, respectively. For the nine months ended September 30, 2016 and 2015, we reported a net loss of $192.8 million and $154.2 million, respectively. As of September 30, 2016, we had an accumulated deficit of $778.5 million, which includes $51.1 million related to non-cash deemed dividends, $174.4 million in upfront fees to acquire technology, of which $100.5 million was paid in cash and $73.9 million was paid through the issuance of common stock, non-cash expense of $115.7 million associated with the change in the estimated fair value and elapsed service period for our potential and actual success payment liability to FHCRC and MSK, and $10.7 million of expense associated with our convertible preferred stock options. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our product candidates, scale-up manufacturing capabilities and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems.
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

•
delays in reaching agreement on acceptable terms with prospective CROs and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites;

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
We have begun a trial in adult r/r ALL with JCAR015 that could support accelerated U.S. regulatory approval. We also have begun a Phase I trial in adult r/r NHL with JCAR017, and we plan to conduct additional clinical trials in other B cell malignancies using this product candidate. If the results of these trials are sufficiently compelling, we intend to discuss with the FDA filing BLAs for accelerated approval of such CD19 product candidates as a treatment for patients who are refractory to currently approved treatments in these indications.
The FDA generally requires a BLA to be supported by two adequate and well-controlled Phase III studies or one large and robust, well-controlled Phase III study in the patient population being studied that provides substantial evidence that a biologic is safe, pure and potent. Phase III clinical studies typically involve hundreds of patients, have significant costs and take years to complete. However, product candidates studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA may require a sponsor of a drug or biologic receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug or biologic may be subject to withdrawal procedures by the FDA that are more accelerated than those available for regular approvals. We believe our accelerated approval strategy is warranted given the currently limited alternative therapies for patients with r/r ALL and r/r NHL, but the FDA may not agree or alternative therapies may enter the market that cause the FDA to determine that the accelerated approval framework is no longer appropriate in those indications. The FDA may ultimately require one or multiple Phase III clinical trials prior to approval, particularly because our product candidates are novel and personalized treatments.
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
As with most biological drug products, use of our product candidates could be associated with side effects or adverse events which can vary in severity from minor reactions to death and in frequency from infrequent to prevalent. Undesirable side effects or unacceptable toxicities caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical trials. We have seen cytokine release syndrome (“CRS”) or neurotoxicity in patients who received JCAR015, JCAR017, and JCAR014. We have also seen CRS with JCAR018 and JTCR016. These events may require admission to the intensive care unit and, in some severe cases, have resulted in death. Characteristic symptoms of CRS include fever, low blood pressure, nausea, difficulty breathing, and oxygen deficiency. Characteristic symptoms of neurotoxicity include encephalopathy, headache, seizure, tremor, confusion, and aphasia. Fatal events of cerebral edema have also been observed. Other frequently observed adverse events include febrile neutropenia, infections, cytopenias, electrolyte abnormalities, hyperglycemia, fatigue, diarrhea, and sinus tachycardia.
Undesirable side effects or deaths in clinical trials with our product candidates may cause the FDA or comparable foreign regulatory authorities to place a clinical hold on the associated clinical trials or otherwise to delay or deny approval of our product candidates for any or all targeted indications. For instance, on July 6, 2016, the FDA placed our JCAR015 Phase II trial in r/r ALL on clinical hold after we observed an increased incidence of severe neurotoxicity, including two patients who died in late June 2016 from cerebral edema, following the recent addition of fludarabine to the preconditioning regimen used in the trial. Following the June 2016 deaths and the FDA hold, we amended the trial protocol to continue the trial with the original cyclophosphamide-only preconditioning regimen and the FDA removed the clinical hold on July 12, 2016 and we recommenced treating new patients in the trial in early August 2016. Although we believe the return to the cyclophosphamide-only preconditioning regimen on the trial will improve the risk/benefit profile of the treatment, we cannot provide any assurances that there will not be further treatment-related severe adverse events or deaths on the trial, from cerebral edema or otherwise, that the trial will not be placed on clinical hold in the future, or that patient recruitment will not be adversely impacted.
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
Historically, our product candidates have been manufactured using unoptimized processes by our third-party research institution collaborators that we do not intend to use for more advanced clinical trials or commercialization. Although we are working to develop commercially viable processes, including for JCAR017, doing so is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale-out, process reproducibility, stability issues, lot consistency, and timely availability of reagents or raw materials. As a result of these challenges, we may experience delays in our clinical development and/or commercialization plans. We may ultimately be unable to reduce the cost of goods for our product candidates to levels that will allow for an attractive return on investment if and when those product candidates are commercialized.

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
We expect our manufacturing strategy will involve the use of one or more CMOs as well as establishing our own capabilities and infrastructure, including our manufacturing facility in Bothell, Washington, and potentially additional manufacturing facilities, to manufacture our product candidates. We also plan to manufacture certain of the reagents used for making our product candidates ourselves. We expect that development of our own manufacturing capabilities, as well as manufacturing some of our own reagents, will provide us with enhanced control of material supply for both clinical trials and the commercial market, enable the more rapid implementation of process changes, and allow for better long-term margins. However, we have limited experience as a company manufacturing product candidates for use in the clinic and no experience as a company manufacturing product candidates for commercial supply, and we have only limited experience (through our German subsidiary) in manufacturing reagents. We may never be successful in manufacturing product candidates or reagents in sufficient quantities or with sufficient quality for clinical or commercial use. We may establish multiple manufacturing facilities as we expand our commercial footprint to multiple geographies, which may lead to regulatory delays or prove costly.
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
We rely on third parties for certain aspects of the manufacture our clinical product supplies, and we intend to rely on third parties for at least a portion of the manufacturing process of our product candidates, if approved. Our business could be harmed if those third parties fail to provide us with sufficient quantities of product or fail to do so at acceptable quality levels or prices.
We currently rely on outside vendors for certain aspects of the manufacturing process for our product candidates. We have not yet caused our product candidates to be manufactured or processed on a commercial scale and may not be able to do so for any of our product candidates. Although our manufacturing and processing approach originates with the approach undertaken by our third-party research institution collaborators, we have limited experience in managing the T cell engineering process, and our process may be more difficult or expensive than the approaches in use by others. We have made and will continue to make changes as we work to optimize the manufacturing process, and we cannot be sure that even minor changes in the process will not result in significantly different T cells that may not be as safe and effective as any T cell therapy deployed by our third-party research institution collaborators.
Although we have brought a Juno-operated manufacturing facility online for clinical manufacturing, we also intend to continue to use third parties as part of our manufacturing process, including for the manufacturing of viral vector, and for filling some of our product candidate manufacturing requirements. Our anticipated reliance on a limited number of third-party manufacturers exposes us to the following risks:

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
Manufacturing our product candidates requires many reagents, which are substances used in our manufacturing processes to bring about chemical or biological reactions, and other specialty materials and equipment, some of which are manufactured or supplied by small companies with limited resources and experience to support commercial biologics production. We currently depend on a limited number of vendors for certain materials and equipment used in the manufacture of our product candidates. Some of these suppliers may not have the capacity to support commercial products manufactured under cGMP by biopharmaceutical firms or may otherwise be ill-equipped to support our needs. We also do not have supply contracts with many of these suppliers and may not be able to obtain supply contracts with them on acceptable terms or at all. Accordingly, we may experience delays in receiving key materials and equipment to support clinical or commercial manufacturing.
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
With respect to our CD22 product candidate, JCAR018, the NCI is conducting a clinical trial of the product candidate for the treatment of pediatric and young adult r/r ALL and r/r NHL. If the results of this trial are compelling, we expect to use the results of the NCI’s clinical trial to support the filing with the FDA of a Juno-sponsored IND to conduct more advanced clinical trials of JCAR018 or another CD22-directed product candidate.
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

The NCI has commenced a Phase I clinical trial of JCAR018 for the treatment of pediatric and young adult r/r ALL and r/r NHL. If the results of this trial are compelling, we expect to use the results of the NCI’s clinical trial to support the filing with the FDA of a Juno-sponsored IND to conduct more advanced clinical trials of JCAR018 or another CD22-directed product candidate. However, we will have limited control over the nature or timing of the NCI’s clinical trial and limited visibility into their day-to-day activities, including manufacturing activities. For example, the clinical trial will constitute only a small portion of the NCI’s overall research and the research of the principal investigators. Other research being conducted by the principal investigators may at times receive higher priority than research on JCAR018. We will also be dependent on the NCI to provide us with data, include batch records, to support the filing of our IND. These factors could adversely affect the timing of our IND filing.
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
As of September 30, 2016, we had $1.04 billion in cash, cash equivalents, and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next 12 months. However, changing circumstances or business opportunities, within or beyond our control, may lead us to use our capital faster than we currently anticipate. We may ultimately need to raise additional funds for the further development and commercialization of our product candidates or to pursue strategic transactions and other business opportunities that arise.
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
We plan to seek orphan drug designation for some or all of our CD19 product candidates in specific orphan indications in which there is a medically plausible basis for the use of these products. We have obtained orphan drug designation for each of JCAR015, JCAR014, and JCAR017 for the treatment of ALL and for JCAR017 for CLL and DLBCL. Even when we obtain orphan drug designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, although we intend to seek orphan drug designation for other product candidates, we may never receive such designations.

We plan to seek but may fail to obtain breakthrough therapy designation, and Celgene may seek but may fail to obtain access to PRIME, for some or all of our CD19 product candidates.
In 2012, the FDA established a breakthrough therapy designation which is intended to expedite the development and review of product candidates that treat serious or life-threatening diseases when “preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.” The designation of a product candidate as a breakthrough therapy provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate and ensure collection of appropriate data needed to support approval; more frequent written correspondence from FDA about such things as the design of the proposed clinical trials and use of biomarkers; intensive guidance on an efficient drug development program, beginning as early as Phase I; organizational commitment involving senior managers; and eligibility for rolling review and priority review. Similarly, the EMA has established a Priority Medicines (PRIME) scheme to expedite the development and review of product candidates that show a potential to address to a significant extent an unmet medical need, based on early clinical data.
We intend to seek breakthrough therapy designation, and Celgene may seek access to PRIME, for some or all of our CD19 product candidates that may qualify. Our collaborator MSK obtained breakthrough therapy designation for JCAR015 for r/r ALL, but we will have to seek such designation separately under our own IND, which designation we may not receive. Celgene has obtained access to PRIME for JCAR015 for the treatment of adult r/r ALL. There is no assurance that we will obtain breakthrough therapy designation, or that Celgene will obtain access to PRIME, for any of our other product candidates.
Breakthrough therapy designation and PRIME eligibility do not change the standards for product approval, and there is no assurance that such designation or eligibility will result in expedited review or approval. Additionally, breakthrough therapy designation and access to PRIME can each be revoked if the criteria for eligibility cease to be met as clinical data emerges.
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
Specifically, genetically engineering T cells faces significant competition in both the CAR and TCR technology space from multiple companies and their collaborators, such as Novartis/University of Pennsylvania, Kite Pharma / Amgen / NCI, Cellectis / Pfizer / Servier, Johnson & Johnson / Transposagen Biopharmaceuticals, bluebird bio, Bellicum, Celyad, NantKwest, Intrexon / Ziopharm / MD Anderson Cancer Center, Unum Therapeutics, Adaptimmune / GlaxoSmithKline, ImmunoCellular Therapeutics, and Autolus. We also face competition from non-cell based treatments offered by companies such as Amgen, Pfizer, Abbvie, AstraZeneca, Bristol-Myers, Incyte, Merck, Roche, Regeneron, Macrogenics, and Johnson & Johnson.

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
As of September 30, 2016, we had 518 employees worldwide, most of whom are full time. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we must add a significant number of additional research and development, managerial, operational, sales, marketing, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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
We have made or entered into several acquisitions or strategic partnerships, such as our AbVitro and RedoxTherapies acquisitions in 2016, and we may continue to evaluate various acquisitions and strategic partnerships, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses.
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
Our success payment obligations to FHCRC and MSK are recorded as a liability on our balance sheet. Under generally accepted accounting principles in the United States (“GAAP”), we are required to estimate the fair value of this liability as of each quarter end and changes in estimated fair value are amortized to expense using the accelerated attribution method over the remaining term of the corresponding collaboration agreement. Factors that may lead to increases or decreases in the estimated fair value of this liability include, among others, changes in the value of the common stock, change in volatility, changes in the applicable term of the success payments, changes in the risk free rate, and changes in the estimated indirect costs that are creditable against FHCRC and MSK success payments. As a result, our operating results and financial condition as reported by GAAP may fluctuate significantly from quarter to quarter and from year to year and may reduce the usefulness of our GAAP financial statements. In December 2015, success payments to FHCRC and MSK were triggered in the aggregate amount of $75.0 million, less indirect cost offsets of $3.3 million, and $10.0 million, less indirect cost offsets of $1.0 million, respectively. We elected to make the payment in shares of our common stock, and thereby issued 1,601,085 and 240,381 shares of our common stock to FHCRC in December 2015, and MSK in March 2016, respectively. As of September 30, 2016 the estimated fair values of the success payment liabilities on the consolidated balance sheets, after giving effect to the success payments achieved by FHCRC and MSK, were $20.5 million and $14.0 million related to FHCRC and MSK, respectively.
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

•	our ability to effectively manage our growth;

•	our ability to successfully treat additional types of cancers or at different stages;

•	changes in the structure of healthcare payment systems;

•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•	publication of research reports about us or our industry, or immunotherapy in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	market conditions in the pharmaceutical and biotechnology sectors or the economy generally;

•	our ability or inability to raise additional capital through the issuance of equity or debt or collaboration arrangements and the terms on which we raise it;

•	trading volume of our common stock;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	rumors and market speculation involving us or other companies in our industry, regardless of the accuracy of such rumors or speculation; and

•	significant lawsuits, including patent or stockholder litigation.
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
As described in Part II—Item 1—“Legal Proceedings,” a consolidated securities class action is pending against the Company and two of our executive officers. Defending against this lawsuit will be costly and may significantly divert management’s time and attention from our business. There can be no assurance that a favorable outcome will be obtained. A negative outcome, whether by final judgment or an unfavorable settlement, could result in payments of significant monetary damages or fines, which could adversely affect our business, financial condition, or results of operations.
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
As of September 30, 2016, we had 105,870,399 shares of common stock outstanding, including 3,255,590 shares of restricted stock that remained subject to vesting requirements. All 10,275,265 shares acquired by Celgene from us to date under the Celgene Share Purchase Agreement are subject to a market standoff agreement through March 27, 2017, which is 364 days from the date of Celgene’s most recent acquisition of stock from us. Any subsequent acquisitions of shares of our common stock by Celgene will commence another 364 day market standoff period for all Juno shares held by Celgene, subject to certain exceptions.
We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans, including upon the exercise of stock options. These shares can be freely sold in the public market upon issuance.
As of September 30, 2016, the holders of as many as 30.8 million shares, or 29.1% of our common stock outstanding, will have rights, subject to some conditions, under the investor rights agreement with such holders to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Additionally, any shares of common stock issued in the future upon payment of success payments with FHCRC and MSK or upon achievement of the remaining milestone payable in equity under the license with Opus Bio will also be entitled to registration rights under the investor rights agreement. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market. In connection with the Celgene Share Purchase Agreement, we have also entered into a registration rights agreement with Celgene, pursuant to which upon the written request of Celgene at certain times and subject to the satisfaction of certain conditions, we have agreed to prepare and file with the SEC a registration statement on Form S-3 for purposes of registering the resale of the shares specified in Celgene’s written request or, if we are not at such time eligible for the use of Form S-3, use commercially reasonable efforts to prepare and file a registration statement on a Form S-1 or alternative form that permits the resale of the shares.
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

Additionally, sales of our common stock by our executive officers or directors, even when done during an open trading window under Juno's policies with respect to insider sales or done under a trading plan adopted in accordance with the guidelines set forth by Rule 10b5-1, may adversely impact the trading price of our common stock. Although we do not expect that the relatively small volume of such sales will itself significantly impact the trading price of our common stock, the market could react negatively to the announcement of such sales, which could in turn affect the trading price of our common stock.
Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.
Our executive officers, directors and our 10% or greater stockholders, together with their respective affiliates, beneficially owned approximately 40.8% of our capital stock as of September 30, 2016, excluding shares underlying outstanding options and restricted stock units. Accordingly, such persons and entities, if they acted together, would be able to determine the composition of the board of directors, retain the voting power to approve many matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. In addition, other than in connection with a change of control, in any vote or action by written consent of our stockholders, including, without limitation, with respect to the election of directors, Celgene has agreed to vote or execute a written consent with respect to all of our voting securities held by Celgene in accordance with the recommendation of our board of directors, limiting the ability of Celgene to contrary to our board of directors that you otherwise may believe is in your best interest as our stockholder. This concentration of ownership amongst our significant holders, including Celgene, could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
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
There were no material changes in the use of proceeds from our IPO as described in the Registration Statement. As of September 30, 2016, we have used the full amount of the net proceeds from the IPO primarily to fund the costs to advance JCAR015 through a Phase II clinical trial, to advance JCAR017 through a Phase I clinical trial and into a potential registration trial in r/r NHL, to further develop additional product candidates, to expand our internal research and development capabilities, to establish manufacturing capabilities, to acquire, license and invest in complementary products, technologies and businesses, and other general corporate purposes. None of the offering proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

(c)
Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a)
Not applicable.
(b)
Not applicable.

10b5-1 Plans
Most of our executive officers (including our Chief Executive Officer and Chief Financial Officer) and one of our directors have adopted prearranged trading plans in accordance with guidelines specified by Rule 10b5-1 under the Securities and Exchange Act of 1934, and Juno's policies with respect to insider sales. Rule 10b5-1 plans permit insiders to sell a specified portion of their holdings at a specified time or over a specified period of time, at prevailing market prices often subject to certain minimum price thresholds, pursuant to a plan established at a time when the insider is not in possession of material non-public information. After adopting such a plan, the insider no longer controls the decision to exercise or sell the securities in the plan. Using these plans, officers and directors can prudently and gradually diversify their asset portfolios for estate, retirement, tax, or other financial planning reasons, can spread stock trades out over an extended period of time to reduce any market impact, can satisfy tax obligations upon the vesting of restricted stock units, and can avoid concerns about initiating stock transactions at a time when they might be in possession of material, non-public information. These plans may also serve to reduce the risk that investors will view routine portfolio diversification stock sales by executive officers as a signal of negative expectations with respect of the future value of Juno’s common stock. Any trading plan, or modification thereof, must be submitted for review and approval by the Company and must comply with Juno’s written guidelines for such plans.

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

Juno Therapeutics, Inc.

Date: November 9, 2016	By:	/s/ Steven D. Harr
Steven D. Harr Chief Financial Officer & Head of Corporate Development (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number
2.1#†‡	Share Purchase Agreement, dated May 11, 2015, by and among Dr. Herbert Stadler, Dr. Lothar Germeroth, Prof. Dr. Dirk Busch, and the registrant	8-K	5/11/2015	2.1
2.2#†‡	Agreement and Plan of Merger, dated June 1, 2015, by and among X Acquisition Corporation, X-Body, Inc., Brant Binder as stockholder representative, certain principal stockholders of X- Body, Inc., and the registrant	8-K	6/5/2015	2.1
2.3(A)#†‡	Agreement and Plan of Reorganization, dated January 11, 2016, by and among registrant, P. Acquisition Corporation, P Acquisition LLC, AbVitro, Inc., Fortis Advisors LLC, as securityholders’ representative, and those AbVitro stockholders made party thereto by joinder	8-K	1/11/2016	2.1
2.3(B)
Amendment, dated May 23, 2016, to Agreement and Plan of Reorganization, dated January 11, 2016, by and among registrant, P. Acquisition Corporation, P Acquisition LLC, AbVitro, Inc., Fortis Advisors LLC, as securityholders’ representative, and those AbVitro stockholders made party thereto by joinder
		10-Q	8/5/2016	2.3(B)
3.1	Amended and Restated Certificate of Incorporation	8-K	12/29/2014	3.1
3.2	Amended and Restated Bylaws, as amended	8-K	4/1/2016	3.1
4.1	Fourth Amended and Restated Investors’ Rights Agreement, dated December 5, 2014, by and among the registrant and the investors named therein	S-1/A	12/9/2014	4.1
4.2	Amendment and Waiver of Fourth Amended and Restated Investors’ Rights Agreement, dated July 27, 2015	10-Q	8/14/2015	4.2
4.3	Second Amendment to Fourth Amended and Restated Investors’ Rights Agreement, dated January 29, 2016	10-K	2/29/2016	4.3
4.4	Form of Common Stock Certificate	S-1/A	12/9/2014	4.2
31.1	Certification of Principal Executive Officer Required Under Rule 13a- 14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a- 14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1*	Certification of Principal Executive Officer Required Under Rule 13a- 14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
32.2*	Certification of Principal Financial Officer Required Under Rule 13a- 14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
101
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2016 (unaudited) and December 31, 2015, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2016 and 2015, and (iv) Notes to the Condensed Consolidated Financial Statements.
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

†
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

‡
The exhibits and schedules to this agreement have been omitted in reliance on Item 601(b)(2) of Regulation S-K promulgated by the Securities and Exchange Commission, and a copy thereof will be furnished supplementally to the Securities and Exchange Commission upon its request.