Form 10-K
period 2016-12-31
Juno Therapeutics, Inc.
filed 2017-03-01
CIK 1594864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                    _
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates as of June 30, 2016 was $2,418,256,287.
The number of shares outstanding of the registrant’s common stock as of February 22, 2017 was 106,020,434.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement for the registrant’s 2017 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the close of the registrant’s 2016 fiscal year and are incorporated by reference in Part III.

Juno Therapeutics, Inc.
Annual Report on Form 10-K

-i-

PART I
Forward-Looking Statements and Market Data
This Annual Report on Form 10-K contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: "may," "will," "could," "would," "should," "expect," "intend," "plan," "anticipate," "believe," "estimate," "predict," "project," "aim," "potential," "continue," "ongoing," "goal," "work to," or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.
These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements in this report include, but are not limited to, statements about:

•	the success, cost and timing of our product development activities and clinical trials;

•	our ability and the potential to successfully advance our technology platform to improve the safety and effectiveness of our existing product candidates;

•	the potential for our identified research priorities to advance our chimeric antigen receptor ("CAR") and T cell receptor ("TCR") technologies;

•
the potential of our collaboration with Celgene Corporation and a subsidiary of Celgene Corporation ("Celgene") and the ability and willingness of Celgene to be our commercialization partner outside of North America;

•	the ability and willingness of our third-party research institution collaborators to continue research and development activities relating to our product candidates;

•
the potential of our other research and development and strategic collaborations, including our collaborations with Editas Medicine, Inc. ("Editas"), Fate Therapeutics, Inc. ("Fate"), and MedImmune Limited ("MedImmune");

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

•
the potential of the technologies we have acquired through strategic transactions, such as the acquisition of Stage Cell Therapeutics GmbH ("Stage"), X-Body, Inc. ("X-Body"), AbVitro Inc. ("AbVitro"), and RedoxTherapies, Inc. ("RedoxTherapies");

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•	regulatory developments in the United States and foreign countries;

•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;

•	our plans to use our manufacturing facility in Bothell, Washington for supply of product candidate for our clinical trials and for commercial production, if approved;

•	the success of competing therapies that are or may become available;

•	our ability to attract and retain key scientific or management personnel;

•	the accuracy of our estimates regarding expenses, success payments, future revenue, capital requirements, profitability, and needs for additional financing;

•	fluctuations in the trading price of our common stock;

•	the anticipated benefits of our litigation settlement with the Trustees of the University of Pennsylvania and Novartis;

•	the impact of our decision to cease development of JCAR015;

•	our plans regarding our corporate headquarters; and

•	our use of the proceeds from our initial public offering and proceeds received from Celgene.
In addition, you should refer to Part I—Item 1A—"Risk Factors" in this report for a discussion of other important factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if the forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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
Unless the context requires otherwise, in this report the terms "Juno," "we," "us" and "our" refer to Juno Therapeutics, Inc. and its wholly-owned subsidiaries on a consolidated basis.

ITEM 1.	BUSINESS
Overview
We are building a fully-integrated biopharmaceutical company focused on developing innovative cellular immunotherapies for the treatment of cancer. Founded on the vision that the use of human cells as therapeutic entities will drive one of the next important phases in medicine, we are developing cell-based cancer immunotherapies based on our CAR and high-affinity TCR technologies to genetically engineer T cells to recognize and kill cancer cells. We have shown compelling clinical responses in clinical trials using multiple cell-based product candidates to address refractory B cell lymphomas and leukemias, and we also have a number of ongoing trials exploring our platform in solid-organ cancers and in combination with various strategies to overcome the immune-suppressive effects of cancer. Longer term, we aim to improve and leverage our cell-based platform to develop additional product candidates to address a broad range of cancers and human diseases, including moving forward our preclinical product candidates that target additional hematologic and solid-organ cancers.
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
We are investing substantially in manufacturing processes that we believe will be commercially scalable for both CARs and TCRs, and have established a Juno owned and operated manufacturing facility in Bothell, Washington, that is manufacturing clinical trial material for certain of our clinical trials. We harvest blood cells from a cancer patient, separate the appropriate T cells, activate the cell, insert the gene sequence for the CAR or TCR construct into the cell’s DNA, and grow these modified T cells to the desired dose level. The modified T cells are stored for later infusion into the patient. Once infused, the T cells are designed to multiply, in a process known as cell expansion, when they encounter the targeted proteins and to kill the targeted cancer cells.
Our scientific founders and their institutions include world leaders in oncology, immunology, and cell therapy, and they actively contribute towards developing our product candidates and technologies. Collectively, these stakeholders share our commitment to bringing our product candidates to market and our vision of revolutionizing medicine through developing a broadly applicable cell-based platform. We have also entered into a number of strategic collaborations with commercial companies that we believe will help us manufacture and commercialize our product candidates around the world or develop additional or improved product candidates, including Celgene, Editas, Fate, and MedImmune.
Product Candidates in B Cell Malignancies
Our product candidates that are furthest advanced in the clinic are designed to treat B cell malignancies, with a particular focus on relapsed or refractory ("r/r") B cell aggressive non-Hodgkin lymphoma ("NHL"), r/r chronic lymphocyctic leukemia ("CLL"), and r/r B cell acute lymphoblastic leukemia ("ALL"). Relapse describes when cancer returns after initially responding to prior treatment, and refractory describes cancer that does not sufficiently respond to prior treatment. Our product candidates JCAR017, JCAR014, and JCAR015, as well as an additional early stage product candidate incorporating a fully human binding domain, leverage CAR technology to target CD19, a protein expressed on the surface of almost all B cell leukemias and lymphomas. Our CAR product candidate JCAR018 targets CD22, a different protein commonly expressed on the surface of B cell leukemias and lymphomas. Despite significant advances over the past two decades, lymphoma and leukemia are estimated to account for approximately 46,000 annual deaths in the United States.

•
NHL Progress and Strategy. JCAR017, in data presented at the American Society of Hematology meeting in December 2016 ("ASH 2016") from an ongoing Phase I trial in patients with r/r NHL, achieved a complete response in 12 of 20 patients, or 60%, with r/r aggressive NHL, all but one of whom had diffuse large B cell lymphoma ("DLBCL"), as of a data cutoff date of November 23, 2016. No severe cytokine release syndrome ("sCRS") was observed and Common Terminology Criteria for Adverse Events ("CTCAE") Grade 3 to 4 neurotoxicity was observed in three of 22 patients, or 14%. These 22 patients all received lymphodepletion with fludarabine and cyclophosphamide ("flu/cy") followed by JCAR017 at dose level 1 (5x107 cells) in a single dose. The trial continues, enrolling more patients at dose level 1 and dose level 2 (1x108 cells). At the time of ASH 2016, we had two efficacy-evaluable patients at dose level 2. Both patients achieved a complete response and neither patient had evidence of sCRS or severe neurotoxicity. Juno intends to initiate a pivotal trial with JCAR017 in the U.S. in patients with r/r DLBCL in 2017, with the potential to support accelerated U.S. regulatory approval as early as 2018. Juno also intends to explore the use of JCAR017 in combination with MedImmune's investigational programmed cell death ligand 1 ("PD-L1") immune checkpoint inhibitor, durvalumab, and other immunomodulatory drugs. We have an ongoing Phase Ib trial exploring JCAR014 with durvalumab for the treatment of r/r NHL that we expect will provide insights into the potential of this combination.

•
CLL Progress and Strategy. In investigator-reported data presented at ASH 2016 from the Phase I portion of an ongoing Phase I/II trial with JCAR014 as of a data cutoff date of December 4, 2016, 15 out of 17 efficacy-evaluable patients, or 88%, with r/r CLL in the bone marrow at the start of the trial that were treated with flu/cy lymphodepletion followed by the two lowest doses of JCAR014 had a complete marrow response by flow cytometry at four weeks after infusion. The complete marrow response by flow cytometry at four weeks after infusion was similar in patients documented to be refractory to prior treatment with ibrutinib, a small molecule drug currently used for the treatment of r/r CLL, at 86% (12 out of 14 patients). Two of 24 patients, or 8%, developed sCRS and six of 24 patients, or 25%, developed severe neurotoxicity. Fourteen of the complete bone marrow response patients had a response assessment by IgH deep sequencing, a more sensitive measure than flow cytometry, with seven of 14 patients, or 50%, having no detectable disease. As of the data cutoff date, all seven of these patients were alive and progression free with follow-up ranging from two to 24 months.  Encouraged by these data, we plan to file an investigational new drug application ("IND") with the U.S. Food and Drug Administration ("FDA") in 2017 in support of a planned Phase I/II trial using JCAR017, or a product candidate similar to JCAR017, for the treatment of r/r CLL. We believe that if the results of the planned trial are successful, they may support U.S. regulatory approval as early as the end of 2019. Based upon our preclinical and clinical experience to date, we believe that JCAR017, or a product candidate similar to JCAR017, has the potential to deliver comparable or better results when compared to JCAR014.

•
ALL Developments and Strategy. As described in more detail under "—Product Pipeline—Product Candidates in B Cell Malignancies—JCAR015" below, we experienced a setback in 2016 to our adult r/r ALL development plans when we observed a greater than expected incidence of severe neurotoxicity, along with five deaths from cerebral edema, in patients treated in our Phase II trial with JCAR015 in adult patients with r/r ALL, which we refer to as the ROCKET trial. The Phase II trial was placed on clinical hold by the FDA briefly in July 2016. In November 2016, the trial was again placed on hold and has remained on hold while we conducted an investigation into the toxicity. Through the investigation we identified multiple factors that may have contributed to this increased risk, including patient specific factors, the chemotherapy patients received, and factors related to the product. Although we believe there are protocol modifications and process improvements that could enable us to proceed with JCAR015 in clinical testing in adult r/r ALL, we would first need to establish preliminary safety and dose in a Phase I trial. As a result of the timing delay that would entail and our belief that we have other product candidates in our pipeline that are likely to provide improved efficacy and tolerability, we have made a strategic decision to cease Juno development of JCAR015 and to redirect associated resources to the development of a defined cell product candidate in the adult r/r ALL setting.

JCAR014 is an example of the potential of other product candidates in adult r/r ALL. In investigator-reported data presented at the 52nd Annual Meeting of the American Society for Clinical Oncology in June 2016 (the "ASCO 2016") in adult patients with r/r ALL that were evaluable for efficacy as of the data cutoff date of May 18, 2016, 34 out of 34 patients, or 100%, have achieved a complete remission ("CR") and 32 out of 34 patients, or 94%, achieved a complete molecular remission ("CRm") as measured by flow cytometry, a more stringent measure of a response defined by the absence of minimal residual disease ("MRD"). Additionally, 13 out of 20 patients, or 65%, had a CRm as measured by the highly sensitive technique of IGH deep sequencing. In the cohort that received flu/cy lymphodepletion, 22 out of 22 efficacy-evaluable patients, or 100%, achieved a CR and CRm as measured by flow cytometry, and median disease free survival and overall survival have not yet been reached with patients from this cohort followed for up to 18 months. Severe cytokine release syndrome ("sCRS") was observed in 14/36 (39%) patients and Grade 3 or higher neurotoxicity was observed in 14/36 (39%) patients. Although more follow-up is needed, data to date suggest that JCAR014 plus a flu/cy lymphodepletion regimen has improved durability of response.
In pediatric and young adult r/r ALL, JCAR017, in investigator-reported interim data presented at ASH 2016 from the Phase I portion of a Phase I/II trial, achieved a 93% CR rate and 93% CRm rate by flow cytometry, in 43 patients as of a data cutoff date of July 19, 2016. We intend to articulate details around our best-in-class strategy in pediatric r/r ALL later in 2017.
At ASH 2016, we reported interim data from a Phase I trial exploring JCAR018, our CD22-directed CAR product candidate, in pediatric and young adult patients with r/r ALL. In this dose escalation trial, we have seen early signs of activity, with seven out of eight r/r ALL patients, or 88%, achieving a CRm at dose level 2 (1x106 cells/kg) as measured by flow cytometry as of a data cutoff date of October 4, 2016. Three of seven patients, or 43%, who achieved a CRm at dose level 2 were in ongoing remission ranging from three to 12 months. This trial continues to enroll patients. Combining a CD19-directed therapy and a CD22-directed therapy may increase the selection pressure on the cancer and significantly reduce the overall risk of relapse, particularly in patients with ALL. As a result, we are currently investigating preclinical constructs to better understand the optimal way to target these two targets in the same product.
We also expect to commence a Phase I trial of a CD19/4-1BBL "armored" CAR in the first half of 2017 in one or more B cell malignancies. The IND has cleared for, and we plan to enroll patients in 2017 in, a Phase I trial in certain adult B cell malignancies for a CD19 CAR product candidate incorporating a fully human binding domain.
In addition to the Phase I trial combining JCAR014 with durvalumab in patients with r/r NHL and the planned JCAR017 and durvalumab combination trial in r/r NHL, we are exploring other combination approaches. For example, in early 2017 we plan to begin Phase I testing of JCAR014 in combination with with ibrutinib, which is a small molecule Bruton's tyrosine kinase inhibitor currently approved for use in the treatment of r/r CLL, in patients with r/r CLL. We also are planning a trial with vipadenant, a small molecule A2a receptor ("A2aR") antagonist we acquired an exclusive license to in 2016 that has the potential to disrupt important immunosuppressive pathways in the tumor microenvironment in certain cancers.
Our CD19 product candidates, JCAR017, JCAR014, JCAR015, and our CD19 product candidate incorporating a fully human binding domain, differ in multiple respects, including the types of T cells used, sites of engagement, activation signal within the cells, manufacturing process, and origin of binding domain. We believe clinical experience with multiple CD19 CARs in patients with B cell malignancies gives us the opportunity to learn about the product characteristics that lead to the best patient outcomes. We intend to apply these learnings as rapidly as we can to improve our future product candidates.
Our goal is to bring best-in-class therapies to market across a range of B cell malignancies, focusing on improving efficacy, safety, and patient experience.
Product Candidates in Multiple Myeloma
Another key area of focus for us is the treatment of multiple myeloma. Multiple myeloma is the second most common hematologic malignancy, making up approximately 2% of all cancers. Despite many recent therapeutic advances in the treatment of this disease, multiple myeloma is still largely fatal and an area of high unmet medical need, with greater than 12,500 deaths estimated to have occurred in 2016.
We have begun a Phase I trial in r/r multiple myeloma at Memorial Sloan Kettering Cancer Center ("MSK") of a CAR product candidate that targets B-cell maturation antigen ("BCMA") and incorporates a fully human binding domain and a 4-1BB costimulatory domain. We also plan to commence another Phase I trial in r/r multiple myeloma at Fred Hutchinson Cancer Research Center ("FHCRC") later in 2017 using a CAR product candidate that targets BCMA using a different fully human binding domain than the one to be used at MSK. We intend to use these trials to better understand binding domain safety and obtain other translational insights to help us to accelerate our own clinical program in multiple myeloma. If the results of these trials are sufficiently encouraging, we intend to begin a clinical trial in the first half of 2018 under a Juno IND with a product candidate using one of these two binding domains and manufactured using Juno's controlled manufacturing process.
In addition to this fully human BCMA binding domain, we have licensed rights to binding domains against two other multiple myeloma targets that we may also advance to the clinic.
Additional Product Candidates
We are conducting Phase I trials for four additional product candidates using our CAR technology, directed against L1CAM, Lewis Y, MUC-16, and ROR-1. We are also conducting two Phase I/II clinical trials for a fifth product candidate, using our TCR technology, directed against WT-1. L1CAM, Lewis Y, MUC-16, ROR-1, and WT-1 are proteins that are overexpressed or aberrantly expressed on certain cancer cells. These trials explore the use of our engineered T cell technologies in cancer patients beyond the blood cancer setting, including patients with common solid tumors. Our MUC-16 directed product candidate is an "armored" CAR that secretes the cytokine interleukin 12 ("IL-12"), a stimulatory signal which we believe may help overcome the inhibitory effects that the tumor microenvironment can have on T cell activity. We expect to have preliminary data from some of these product candidates over the next six to 18 months. We are also planning a trial in 2017, subject to completion of certain preclinical studies, using a CAR product candidate targeting a cytokine receptor, interleukin 13 receptor alpha 2 ("IL13rα2"), for the treatment of glioblastoma, an aggressive form of brain cancer.
Another active area of research for Juno is the possibility of treating cancers that are caused by viruses, such as the human papillomavirus ("HPV"), a cause of certain cervical cancers and head and neck malignancies. We are planning a trial to begin as early as 2018 with a TCR product candidate targeting the HPV e6/e7 oncoproteins, which are proteins that are expressed in many HPV-associated cancers.
The following tables summarize our product candidate pipeline and our active and planned clinical trials:

Active Programs	Description
CD19: JCAR017	▪ NHL Phase I
CD19: JCAR014 Combinations	▪ NHL Phase I (with Durvalumab)
CD22: JCAR018 Fully-Human scFv	▪ Pediatric ALL / NHL Phase I
BCMA	▪ Multiple Myeloma Phase I
WT-1: JTCR016	▪ AML Phase I / II ▪ NSCLC / Mesothelioma Phase I / II
L1CAM: JCAR023	▪ Pediatric Neuroblastoma Phase I
MUC16 & IL-12: JCAR020 "Armored" CAR	▪ Ovarian Phase I
ROR-1: JCAR024	▪ NSCLC / Breast Phase I
Lewis Y	▪ Lung Cancer Phase I

Planned Programs	Description
CD19 / 4-1BBL "Armored" CAR	▪ B Cell Malignancies
CD19: Fully-Human scFv	▪ Adult B Cell Malignancies
CD19: JCAR017 or Similar Product Candidate	▪ CLL, ALL
CD19: JCAR017 Combinations	▪ NHL (with Durvalumab)
CD19: JCAR014 Combinations	▪ CLL (with Ibrutinib)
IL13rα2	▪ Glioblastoma
A2aR Antagonist	▪ B Cell Malignancies and Solid Tumor Cancers
HPV e6/e7 Oncoproteins	▪ HPV-Associated Cancers

Research Strategy
We believe there are a number of areas for ongoing research that may significantly impact our long-term success with CARs and TCRs, including:

•
Cell Selection and Composition. We believe that a defined cell composition has the potential to improve the consistency, potency, cell persistence, and tolerability of CAR and TCR based treatments. Achieving greater product composition consistency through defined cell composition may also facilitate regulatory approval. We are exploring defined cell composition with several of our product candidates, including JCAR017, which includes a defined ratio of T cells known as CD8+ and CD4+ T cells and uses a manufacturing process designed to influence the T cells toward a consistent phenotype and metabolic state. We are continuing to focus on improving our understanding of the different types of T cells in an effort to identify the subsets of T cells that optimize efficacy and safety. We intend to leverage our experience with these product candidates as we advance our pipeline. Our acquisition of Stage Cell Therapeutics GmbH ("Stage") in 2015 gives us access to potential best-in-class cell selection technologies.

•
Cell Persistence. We believe the persistence of our engineered T cells, meaning the duration of time CARs or TCRs have anti-tumor activity in the body, has a meaningful impact on clinical outcomes. We are continuing to invest in technologies to optimize the cell persistence of our genetically-engineered T cells, including technologies related to the manufacturing process, cell composition, cell signaling, single chain variable fragments ("scFvs") that are non-immunogenic and fully human, and modulation of a patient’s immune system. We are building internal capabilities through hiring, acquisitions such as X-Body and AbVitro, and collaborations with companies such as Editas and Fate Therapeutics.

•
Target Protein Selection. We are using bioinformatics, in vitro analyses, animal data, and clinical experience to identify additional target tumor proteins. Our CAR and TCR technologies enable us to explore target proteins located inside cells ("intracellular proteins") and proteins located on the cell surface ("extracellular proteins"), giving us the potential to treat a wide array of cancers. We are also investing in technologies that have the potential to accelerate our generation of TCRs and CARs to new targets. For instance, our acquisition of AbVitro in early 2016 gave us access to a leading next-generation single cell sequencing platform that allows for the identification of full-length, natively paired antibodies and T cell receptors across millions of single cells simultaneously from patient tumor or blood samples.

•
Cell Signaling. Researchers have used CAR T cells for more than two decades in the treatment of cancer. A key insight over the past decade was the addition of a costimulatory domain to the genetically engineered CAR construct. The costimulatory domain amplifies intracellular signaling after the binding domain interacts with a target protein, magnifying the activation of the T cell. We are advancing two next-generation CAR technologies, which we refer to as bispecific CARs and "armored" CARs. Bispecific CARs incorporate a second binding domain on the CAR T cell designed to either amplify or inhibit signaling, a feature that may increase the CAR T cells’ ability to distinguish between cancer cells and normal cells. "Armored" CARs deliver cytokines or other stimulatory signals to modify the tumor microenvironment as well as the CAR T cell. We believe these technologies may be important for the treatment of solid tumors.

•
Combinations. In an attempt to evade the cytotoxic, or cell killing, effects of the immune system, many cancers develop an immunosuppressive tumor microenvironment, which may negatively impact the potency or viability of our engineered T cells in patients. We are exploring various strategies that can positively impact the interaction of our engineered T cells and the tumor microenvironment, with goal of improving the efficacy and tolerability of our product candidates. For instance, certain combinations may help our engineered T cells that persist in a patient's body to remain active over time to increase the durability of the clinical response. We are exploring both approved therapies and drugs that are in development. An example of the output of this research is our ongoing trial combining durvalumab and JCAR014.

Our Strategy
Our current focus is to create best-in-class cancer therapies using human T cells. We believe that genetically-engineered T cells have the potential to meaningfully improve survival and quality of life for cancer patients. Key elements of our strategy include:
Expedite clinical development, regulatory approval, and commercialization of our CD19 product candidates. We began a Phase I trial in adult r/r NHL in 2015 with JCAR017, with a potential to move to a registration trial in adult r/r DLBCL with JCAR017 in 2017. We are also planning to file an IND in 2017 in support of a planned Phase I/II trial with JCAR017, or a product candidate similar to JCAR017, in r/r CLL. We believe data from these trials, if positive, may lead to U.S. regulatory approval for the treatment of adult r/r DLBCL as early as 2018, with U.S. regulatory approval in r/r CLL as early as the end of 2019. If approved in r/r NHL, we plan to commercialize this CD19 product candidate in the U.S. using our own commercial organization, to consist of marketing, commercial analytics, and payer/access capabilities and a specialty sales force. We also plan to leverage these commercial capabilities across other indications, such as CLL, ALL, and multiple myeloma, if approved. We expect that data from our U.S. registration trials for our CD19 product candidates will also serve as part of our European Union ("EU") regulatory package. In 2016, Celgene opted in to our CD19 program and therefore is responsible for leading clinical and commercial development of our CD19 product candidates outside of North America and China. Celgene has begun dialogues with EU regulators and we expect Celgene will initiate its first clinical study with one of our product candidates in the EU as early as 2017. In certain types of r/r NHL, we have obtained breakthrough therapy designation for JCAR017 in the United States and access to the PRIority MEdicines ("PRIME") scheme for JCAR017 in the EU, regulatory designations aimed at streamlining the development of promising new therapies.
Develop process development and manufacturing capabilities to be a competitive advantage. We are investing significant resources to optimize process development and manufacturing. We believe these efforts will lead to better product characterization, a more efficient production cycle, and greater flexibility in implementing manufacturing enhancements. In turn, these improvements may lead to a lower cost of manufacturing, streamlined regulatory reviews, greater convenience for patients and physicians, and better patient outcomes. Additionally, this investment in characterizing and controlling our process has the potential to allow us to better exploit future biologic insights into what cell types improve patient outcomes. We have used contract manufacturing organizations ("CMOs") to provide speed, flexibility and limit upfront capital investment, and successfully brought a CMO on-line to manufacture some of the JCAR015 product used in the ROCKET trial. We have also established a Juno owned and operated manufacturing facility in Bothell, Washington, which manufactured some of the JCAR015 product used in the ROCKET trial and continues to manufacture the JCAR017 product used in the Phase I trial of

JCAR017 in r/r NHL. We expect this manufacturing facility to continue to supply our Juno-sponsored clinical trials and commercial launch for JCAR017. In addition, in 2015 we acquired Stage, a company with potential best-in-class cell selection and cell activation technologies as well as automation technologies. We are working to integrate these technologies into our manufacturing platform. Our overall goal in process development and manufacturing is to maximize patient benefit and carefully manage our cost structure.
Invest in our platform to maximize the beneficial outcomes for cancer patients. Because our CAR and TCR technologies are designed to target both proteins on the cell surface and inside the cell, we believe we have the potential to treat a wide array of cancers, including solid tumors. We believe there are multiple ways to continue to improve efficacy and tolerability of each of these technologies. We are conducting Phase I trials for six product candidates targeting cancer-associated proteins other than CD19. We plan to begin Phase I testing of our first CD19-directed "armored" CAR in one or more B cell malignancies within the next several months. As data emerge from these studies, we may advance one or more of these product candidates beyond proof of concept trials. We, together with our collaborators, intend to advance multiple additional product candidates into clinical testing over the next five years, with an increasing focus on addressing solid tumors, which cause the vast majority of cancer-related deaths in the developed world. Additionally, we believe that there may be multiple opportunities to improve the efficacy or safety of our product candidates by manipulating the genome, RNA, cell signaling pathways within a cell, or cell surface proteins. To that end, we have made substantial internal investments in these capabilities and entered into collaborations with companies such as Editas, Fate Therapeutics, and Celgene. We expect to continue to build our internal capabilities and to look to access best-in-class technologies outside the company with the goal of making better products for patients.
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
Background on the Immune System and T Cells
The immune system recognizes danger signals and responds to threats at a cellular level. It is often described as having two arms. The first arm is known as the innate immune system, which recognizes non-specific signals of infection or abnormalities as a first line of defense. The innate immune system is the initial response to an infection, and the response is the same every time regardless of prior exposure to the infectious agent. The second arm is known as the adaptive immune system, which is composed of highly specific, targeted cells and provides long-term recognition and protection from infectious agents and abnormal processes such as cancer. The adaptive immune response is further subdivided into humoral, or antibody-based, and cellular, which includes T cell-based immune responses.
The most significant components of the cellular aspect of the adaptive immune response are T cells, so called because they generally mature in the thymus. T cells are involved in both sensing and killing infected or abnormal cells, as well as coordinating the activation of other cells in an immune response. These cells can be classified into two major subsets, CD4+ T cells and CD8+ T cells, based on cell surface expression of CD4 or CD8 glycoprotein. Both subsets of T cells have specific functions in mounting an immune response capable of clearing an infection or eliminating cancerous cells. CD4+ T cells, or helper T cells, are generally involved in coordinating the immune response by enhancing the activation, expansion, migration, and effector functions of other types of immune cells. CD8+ T cells, or cytotoxic T cells, can directly attack and kill cells they recognize as infected or otherwise abnormal, and are aided by CD4+ T cells. Both types of T cells are activated when their T cell receptor recognizes and binds to a specific protein structure expressed on the surface of another cell. This protein structure is composed of the major histocompatibility complex ("MHC") and a small protein fragment, or peptide, derived from either proteins inside the cell or on the cell surface. Circulating CD4+ and CD8+ T cells survey the body differentiating between MHC/peptide structures containing "foreign" peptides and those containing "self" peptides. A foreign peptide may signal the presence of an immune threat, such as an infection or cancer, causing the T cell to activate, recruit other immune cells, and eliminate the targeted cell.
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

When the engineered T cell engages the target protein on the cancer cell, it triggers further multiplication of the cells in the body and activation of a cytotoxic, or cell-killing, response against the cancer cell. These T cells have an "auto-regulatory" capability that stimulates their multiplication in the presence of the target protein and a reduction in the number of such cells as the target protein declines.
In most of our trials, including our trials with JCAR017, JCAR014, and JCAR015, after a patient goes through leukapheresis, the patient is administered chemotherapeutic agents before infusion of the engineered T cells in order to provide an environment for the engineered T cells to thrive. We refer to this process as conditioning chemotherapy or lymphodepletion. It is an active area of research to determine the optimal lymphodepletion regimen to use in conjunction with engineered T cell therapy, in terms of dose, duration, and type or combinations of chemotherapeutic agents, such as cyclophosphamide or fludarabine.
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
For both the CAR and TCR technologies, we believe that the T cell subsets used in treatment may have a significant impact on cell persistence, efficacy, and/or tolerability. We are investing significant resources in understanding the optimal cells and cell conditions for treatment. Animal data have shown that using a defined composition of CD8+ cells and CD4+ cells can improve the frequency, robustness, and duration of an anti-tumor response. Animal data have also shown that certain CD8+ T cells, when introduced, are more likely to persist as part of the T cell memory pool with the capability of self-renewal, which may lead to a longer duration of the therapeutic effect in patients.
We believe our focus on optimizing certain cell characteristics and cellular conditions increases our probability of generating best-in-class therapeutics. Moreover, we believe that the enhanced product characterization that results from a defined cell population may provide greater consistency across patients and give us an improved process development and a potential advantage with clinicians, patients, and regulators.
In some patients, it may be important to control the proliferation and survival of the engineered T cells after they are infused. Our scientific founders have developed technology that inserts a gene into the cell that leads to expression of an inactive truncated EGF receptor ("EGFRt"). Commercially available antibodies, such as cetuximab, can bind to EGFRt and initiate a process that leads to rapid killing, or ablation, of the engineered T cells. This killing effect with cetuximab has been observed in animal studies, but not yet in human studies. Several of our product candidates, including JCAR017 and JCAR014, incorporate this technology. In some of our manufacturing processes, we also use EGFRt as means of identifying the T cells that have been genetically modified to include the CAR construct.

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

•
Costimulatory Domains. Upon recognition and binding of the scFv of the CAR T cell to the cancer cell, there is a conformational change that leads to an activation signal to the CAR T cell through CD3-zeta, an intracellular signaling protein. Our current CAR constructs also include either a 4-1BB or CD28 costimulatory signaling domain to mimic a "second signal" that amplifies the activation of the CAR T cells, leading to a more robust signal to the T cell to multiply and kill the cancer cell. While head-to-head clinical comparisons have not been conducted, in some disease settings there is some preclinical and early clinical evidence that suggests that 4-1BB has some advantages over CD28 as a costimulatory domain, including increased persistence and a metabolic profile supporting gradual expansion, as opposed to rapid expansion. Our early clinical data with CD19-directed CAR T cells support this view. We incorporate the 4-1BB costimulatory domain in JCAR017, JCAR014, JCAR018, JCAR023, JCAR024, our CD19 product candidate with a fully human binding domain, and our BCMA-directed product candidate. Additionally, we are exploring the use of a "third signal" in improving the efficacy of our CAR T technology. In the first half of 2017, we intend to begin human testing of an "armored CAR" that includes both a CD28 co-stimulatory domain and another signal through 4-1BB ligand.

Next-Generation CAR Technology
We are investing significant resources and are developing deep expertise on how each element of the CAR construct affects the potency and durability of the T cell response that ensues, as we believe these will be the key determinants for the long-term ability to create novel CAR T cell products with improved patient benefit.
As we build on the specificity of our technologies and our understanding of mechanisms of immune evasion used by cancer cells, we are advancing two next-generation CAR technologies, "armored" CARs and bispecific CARs, that incorporate mechanisms to either dampen or amplify T cell activation signals present on the cancer cells or in the tumor microenvironment. Our "armored" CAR technology can incorporate the production or expression of locally acting signaling proteins to amplify the immune response within the tumor microenvironment with the goal of minimizing systemic side effects. An example of such a signaling protein is IL-12, which can stimulate T cell activation and recruitment. We believe "armored" CAR technology will be especially useful in solid tumor indications, in which microenvironment and potent immunosuppressive mechanisms have the potential to make the establishment of a robust anti-tumor response more challenging.
Our bispecific CAR technology includes a second binding domain on the CAR T cell designed to either amplify or inhibit signaling, a feature that may increase our CAR T cells’ ability to distinguish between cancer cells and normal cells. For example, a CAR T cell can be engineered such that it would be triggered in the presence of one target protein, but if a second protein is present it would be inhibited. Alternatively, it could also be engineered such that two target proteins would be required for maximal activation. These approaches may increase the specificity of the CAR for tumor relative to normal tissue.
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
TCRs
Much like our CAR technology, our high-affinity TCR technology is designed to activate a potent immune response against cancer through the introduction of engineered T cells. The gene sequence we introduce with our TCR technology is designed to enable the engineered cell to assemble a TCR that recognizes a specific MHC/peptide structure. Modified T cells expressing a TCR construct have the potential advantage of recognizing peptides from cancer-associated proteins expressed either on the surface of or inside the tumor cell, which may allow us to target a broad range of tumors. Beyond the fact that TCRs can recognize peptides derived from intracellular proteins, another advantage of TCRs is that they are fully human and therefore may be less likely to elicit an immune response against the infused TCR cells.
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
Our primary method of identifying novel TCRs is utilizing our next-generation, high throughput, single cell sequencing technology, which allows us to interrogate millions of cells per experiment. An important application for this technology is to find high affinity, naturally occurring, matched chain TCRs from the normal human immune repertoire, which we believe have a lower risk of unexpected off-target binding than TCRs that have manipulated or mutagenized during development. This technology significantly improves the speed at which we find these TCRs, allowing us to optimize binding affinity and develop TCRs for a larger percentage of the population.
Product Pipeline
Product Candidates in B Cell Malignancies
Our product candidates that are the furthest advanced in the clinic are designed to treat B cell malignancies, with a particular focus on r/r NHL, r/r CLL, and r/r ALL.
B Cell Non-Hodgkin Lymphomas
NHL is the most common cancer of the lymphatic system. NHL is not a single disease, but rather a group of several closely related cancers. Although the various types of NHL have some things in common, they differ in their appearance under the microscope, their molecular features, their growth patterns, their impact on the body, and treatment. Over 72,000 cases of NHL are diagnosed annually in the United States, and 85% derive from B cell lineages, which express CD19. B cell NHLs are a large group of cancers that are typically divided into aggressive (fast-growing) and indolent (slow-growing) types.
Aggressive NHL also represents a collection of lymphoma subtypes. The most common histologic type of aggressive lymphoma is DLBCL, which is also the most common subtype of all NHLs, and represents approximately 40% of new cases annually. Unlike indolent lymphomas, which have a median survival time as long as 20 years, DLBCL, if left untreated, may have survival measured in weeks or months. Patients often present with a rapidly enlarging mass in a lymphatic region. Extranodal involvement or associated constitutional symptoms are uncommon, although the presence of these symptoms indicates a more aggressive phenotype. The typical approach to treatment of r/r DLBCL involves induction chemotherapy to get a patient into remission, followed by an autologous hematopoietic stem cell transplant (“HSCT”). Autologous HSCT is a treatment that involves the collection of a patient's own hematopoietic stem cells once the patient is in remission, followed by further chemotherapy and/or radiation to deplete the patient's immune system and existing hematopoietic stem cells, then the infusion of the previously collected hematopoietic stem cells back into the patient. However, not all r/r DLBCL patients are able to undergo autologous HSCT due to failure to respond adequately to the induction chemotherapy, risk of complication, or other reasons. We estimate that only approximately 17% of first salvage patients, or patients who relapsed or were refractory after one round of prior treatment, undergo autologous HSCT. For patients who are unable or otherwise do not receive autologous HSCT, the prognosis is grim. In a study conducted by GSK, HOVON (Hemato-Oncologie voor Volwassenen Nederland), and other groups, in patients with r/r DLBCL who relapsed or were refractory after one round of prior treatment, patients that did not undergo autologous HSCT in the second-line setting and were treated solely with chemotherapy had a two year overall survival rate of 22–27%, compared to a two year overall survival rate of 68–76% for patients that underwent autologous HSCT. In a separate study conducted by the Lymphoma Academic Research Organization in patients with r/r DLBCL who relapsed or were refractory after two rounds of prior treatment and who had not received prior HSCT, the patients that were unable to or otherwise did not then undergo HSCT in the third-line setting and were treated solely with chemotherapy had a median overall survival of 3.3 months and a one year overall survival rate of 16%, as compared to a median overall survival of 11.5 months and a one year overall survival rate of 43% for those who then underwent autologous HSCT.
The indolent lymphomas represent a wide group of tumors that often have a long natural history characterized by frequent relapses; together, the indolent lymphomas account for approximately 36% of NHL incidence in the United States. Although these malignancies are treated routinely with a combination of chemotherapy and antibodies, there is no standard of care for relapsed indolent NHL. The typical treatment approaches include multiple rounds of induction chemotherapy or more aggressive salvage therapies, including autologous HSCT. Unfortunately, these treatments are generally not curative. Patients with recurrent or progressive indolent lymphoma may be candidates for allogeneic HSCT, involving the infusion of a matched donor's hematopoietic stem cells instead of the patient's own cells, which can provide long-term disease free survival to some.
Chronic Lymphocytic Leukemia
CLL is the most common type of leukemia, and it occurs most frequently in older individuals, with diagnoses in persons under 30 years of age occurring only rarely. Each year, approximately 20,000 patients are diagnosed with CLL in the United States. Nearly all CLL develops from B cells that express CD19. Approximately 75–80% of individuals with CLL have standard risk disease at diagnosis, and for them the level of disease burden determines both prognosis and the need for immediate treatment or "watchful waiting" before the initiation of any therapy. Over time, CLL develops poor risk features, including expression of CD38, ZAP70, unmutated immunoglobulin heavy chain sequences, or cytogenetic abnormalities or gene mutations. Approximately 20–25% of CLL patients can initially present with poor risk disease. Median progression-free survival in these high risk groups is often under 12 to 18 months after frontline therapy, and less than 12 months in relapsed/refractory disease.
The goal of therapy in CLL for individuals with both treatment naïve and relapsed/refractory disease is a clinical complete response. Strong correlations have been demonstrated between depth of response, specifically to levels in the bone marrow below detectable MRD by flow cytometry, and survival. An array of therapies have been evaluated and approved for use in treatment naive and relapsed/refractory CLL, including combination chemotherapy, chemoimmunotherapy, ibrutinib, idelalisib, alemtuzumab, and ofatumumab, and several others continue in development. However, the long-term benefit for these agents has generally been tempered by the low likelihood of complete responses, challenging toxicities, and limited duration of disease responses. For instance, patients treated with ibrutinib whose disease progresses early after treatment have poor clinical outcomes with a median survival of approximately three months. Individuals with CLL are generally not considered candidates for allogeneic or autologous HSCT due in part to the median age of 71 years at diagnosis. Therefore, significant opportunity exists for novel therapies to address this unmet need with agents that are tolerated in this patient population.
B Cell Acute Lymphoblastic Leukemia
ALL is an uncontrolled proliferation of lymphoblasts, which are immature white blood cells. The lymphoblasts, which are produced in the bone marrow, cause damage and death by inhibiting the production of normal cells. Approximately 6,000 patients are diagnosed with ALL in the United States each year, and although just under half of the new diagnoses are in adult patients, the vast majority of the approximately 1,400 deaths per year occur in adults. There are two main types of ALL, B cell ALL and T cell ALL. Approximately 80% of cases of ALL are B cell ALL, which we aim to address with our CD19 product candidates.
Treatment outcomes for ALL patients can be distinguished between CR and CRm rates. CR occurs when there is no clinical evidence of the disease based on less than 5% blast cells in the marrow, blood cell counts within normal limits, and no signs or symptoms of the disease. CRm occurs when a patient has all of the above outcomes and there is no evidence of ALL cells in the marrow when using sensitive tests such as polymerase chain reaction ("PCR") and/or flow cytometry. CR rates are the typical regulatory standard, but recent evidence suggests that achieving a CRm is a better predictor of long-term survival.
Current standard-of-care treatment for both adults and children involves multi-drug chemotherapeutic regimens, and in some cases HSCT. In adults with ALL, approximately 80% of patients will demonstrate a complete remission with their initial course of chemotherapy. However, approximately 60% of these patients who achieve a complete remission with their initial course of chemotherapy will relapse. Most patients that relapse after the first course of chemotherapy will die in well under a year, and patients that have failed at least two salvage therapies have a median survival that is typically around three months. Allogeneic HSCT offers the potential for disease eradication in some individuals, however, the option is available only to approximately a third of patients due to the lack of compatible stem cell source, general health, or the high risk of complications. Even in patients who undergo allogeneic HSCT, approximately 20-30% of patients die of treatment-related complications and the median disease-free survival is less than six months.

ALL Efficacy with Current Standard of Care Therapy
ALL Treatment Course	CR Rate (Complete Remission)
1st Induction	80-90%
1st Salvage Chemotherapy	31-44%
>1st Salvage Chemotherapy	20-23%
>2nd Salvage Chemotherapy	5-8%
Antibody-based platforms, including bispecific T cell enhancers ("BiTEs") and antibody-drug conjugates ("ADCs") have also been explored in this disease setting. The FDA granted accelerated approval in late 2014 to blinatumomab, a CD19 BiTE given by continuous infusion due to its short serum half-life, for treatment of individuals with r/r Philadelphia-chromosome negative ALL. Despite a CR rate of 42% and a CRm rate of 31%, which represent a meaningful improvement versus historical standards, the median duration of response was just under six months. Another novel agent, inotuzumab ozogamicin ("inotuzumab"), a CD22 monoclonal ADC conjugated to calicheamicin, has been studied in adults with r/r ALL. The reported results from a Phase III randomized trial of inotuzumab plus induction chemotherapy, as compared against induction chemotherapy on its own, demonstrated a CR rate of 81% but a median duration of response of 4.6 months and median overall survival of 7.7 months. Although these novel agents have improved CR rates, such outcomes are not uniform with later relapses, higher burden disease, or in all age groups. Thus, significant unmet need remains. Of note, the majority of inotuzumab treated patients were in first relapse, while the blinatumomab data and data for JCAR014 and JCAR015 are primarily in patients after a second or greater relapse.
CD19 Overview
Our lead candidate, JCAR017 uses CAR T cell technology to target CD19. Other of our CD19-directed product candidates include JCAR014, JCAR015, and a product candidate with a fully human binding domain that is entering Phase I testing this year. These product candidates differ in several respects as outlined below. We believe our access to and clinical experience with multiple CD19 CARs in patients with B cell malignancies gives us the opportunity to bring best-in-class therapies to market across a range of different blood cancers. We have treated over 350 patients with anti-CD19 CAR T cells.

CD19-Directed Clinical Product Candidate Overview
	JCAR017	JCAR015	JCAR014	Human CD19
Binding Domain	FMC63	SJ25C1	FMC63	Other
Indications	Adult aggressive NHL Pediatric ALL	Adult ALL	NHL, Adult ALL, CLL	NHL, Adult ALL, CLL
Costimulatory Domain	4-1BB	CD28	4-1BB	4-1BB
Cell Population	CD4+ & CD8+ in a defined ratio	CD4+ & CD8+ upfront selection	CD4+ & CD8+ in a defined ratio	CD4+ & CD8+ in a defined ratio
Manufacturing	Key steps automated and functionally closed + process designed to deliver more naive and quiescent cells	Key steps automated and functionally closed	Open and manual process steps	Open and manual process steps
Ablation Technology	EGFRt	None	EGFRt	EGFRt
Viral Vector	Lentiviral	Gamma Retroviral	Lentiviral	Lentiviral
Origin of Binding Domain	Mouse	Mouse	Mouse	Human
We believe CD19 presents an attractive immunotherapeutic target for our technology for a number of reasons:

•	CD19 is expressed by most B cell malignancies including NHL, ALL, and CLL. Within these CD19 positive malignancies, it is generally expressed on all of a patient’s cancer cells.

•	CD19 is expressed on all stages of B lineage cells, and it is present in the vast majority of precursor B cell ALL cases.

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
JCAR017
Overview. JCAR017 is the backbone of our CD19 program. It differs from JCAR015 in several important respects: it uses the 4-1BB costimulatory domain, a different scFv binding domain, a defined cell composition made up of a 1:1 ratio of CD4+ T cells and CD8+ T cells, and a manufacturing process designed to influence the phenotypic and metabolic state of the T cells toward more naive and quiescent cells, which we believe improves patient outcomes. The defined cell composition is attained by using separate CD4+ and CD8+ selection and processing and then controlling for the number of each cell subtype in the final product. The process provides a consistent dose of CD4+ and CD8+ cells and decreases the variability of other phenotypic and metabolic conditions of the T cell. JCAR017 was originally developed at Seattle Children’s Research Institute ("SCRI").
JCAR017 is currently in development for adults with r/r aggressive NHL and pediatric patients with r/r ALL. A Phase I r/r NHL trial began in 2015 and is enrolling adults with r/r aggressive NHL to explore this product candidate’s efficacy in this setting and to explore multiple-dose schedules. We intend to begin a registration trial with JCAR017 in r/r DLBCL in 2017. The Phase I/II pediatric r/r ALL trial with JCAR017 also explored multiple doses in its Phase I portion and advanced to the Phase II dose-expansion portion of the trial in 2016. We plan to file an IND in 2017 in support of a planned Phase I/II trial using JCAR017, or a product candidate similar to JCAR017, for the treatment of r/r CLL. We believe that if the results of the planned trial are successful, they may support U.S. regulatory approval in r/r CLL as early as the end of 2019. We expect to initiate clinical trials with JCAR017, or a similar drug product designed specifically for the target patient population, in other B cell malignancies over the next 12 to 24 months.
The FDA has granted breakthrough therapy designation to JCAR017 for the treatment of patients with r/r aggressive large B cell NHL, including DLBCL, not otherwise specified (de novo or transformed from indolent lymphoma), primary mediastinal B-cell lymphoma ("PMBCL"), or follicular lymphoma grade 3B. The FDA has also granted orphan drug designation for JCAR017 in DLBCL, CLL, and ALL. In addition, the European Medicines Agency ("EMA") Committee for Medicinal Products for Human Use ("CHMP") and Committee for Advanced Therapies ("CAT") have granted JCAR017 access to the Priority Medicines ("PRIME") scheme for r/r DLBCL.
Clinical Experience. We began a multicenter Phase I trial in 2015 of JCAR017 in adults with r/r aggressive NHL under a Juno-sponsored Investigational New Drug ("IND") application. We refer to this trial as the TRANSCEND trial. The primary endpoints of the dose-escalation trial are to evaluate preliminary toxicity, safety, and cell expansion and cell persistence of JCAR017. The secondary endpoints of the trial include assessing efficacy, durability of responses, progression-free survival, and overall survival. All patients on the trial receive lymphodepletion with flu/cy, and there is no prophylactic use of safety medications called for by the protocol. The trial is also exploring a one dose versus two dose dosing schedule.
We presented interim data from the TRANSCEND trial at ASH 2016. As of a data cutoff date of November 23, 2016, results were as follows:

Summary of Clinical Data JCAR017 Phase I - r/r DLBCL
Dose Level & Dose Schedule	Dose Level 1 (5*10[7] cells) Single Dose(1)	Dose Level 2 (1*10[8] cells) Single Dose(2)
Number of Patients	19-22	2-3
Overall Response Rate: Complete Responses + Partial Responses	16/20 (80%)	2/2 (100%)
Complete Response	12/20 (60%)	2/2 (100%)
Complete Response Ongoing at Three Months	8/19 (42%)	Not yet evaluable
sCRS(3)	0/22 (0%)	0/3 (0%)
Severe Neurotoxicity(4)	3/22 (14%)	0/3 (0%)
(1) Efficacy data at dose level 1 includes 19 patients with r/r DLBCL and one patient with follicular lymphoma grade 3B, which is biologically similar to DLBCL. One of these DLBCL patients was not yet evaluable at three months. Safety data for dose level 1 also includes two patients with mantle cell lymphoma.
(2) One patient at dose level 2 was evaluable for safety but not yet evaluable for efficacy.
(3) For this trial, sCRS is defined based on Lee et al. 2014 criteria, according with which sCRS is generally identified by certain side effects, including hypotension, or low blood pressure, requiring treatment with a high dose of a single vasopressor or with multiple vasopressors, or respiratory distress, or breathing difficulties, requiring significant supplemental oxygen and in some cases mechanical ventilation and medical management in the intensive care unit.
(4) CTCAE Grade 3 and above neurotoxicity. Characteristic symptoms of neurotoxicity include encephalopathy, headache, seizure, tremor, confusion, and aphasia.

Other treatment-emergent adverse events, whether or not treatment related, occurring in at least 25% of these patients included fatigue, CRS of any grade, and decreased appetite.
As of the data cutoff date, three other r/r DLBCL patients had been evaluated for efficacy after receiving dose level 1 with a two dose dosing schedule. In these patients, there were two partial responses, no sCRS, and one patient with severe neurotoxicity. In the two patients with mantle cell lymphoma, both treated at dose level 1 in a single dose, one patient had a partial response.
The TRANSCEND trial continues, enrolling more patients at dose level 1 and dose level 2 using a single dose. As of the date of this report, we do not intend to develop the two dose dosing schedule further.
The TRANSCEND trial is enrolling patients that range in ECOG performance status grades 0 to 2. The ECOG performance status is a scale used to measure how a disease affects daily living abilities of a patient. Grade 0 represents that a patient is fully active and able to carry on all pre-disease performance without restriction. Grade 1 represents that a patient is restricted in physically strenuous activity but ambulatory and able to carry out work of a light or sedentary nature, such as light house work or office work. Grade 2 represents that a patient is ambulatory and capable of all selfcare but unable to carry out any work activities, and is up and about more than 50% of waking hours. We believe that approximately 25–50% of patients with r/r DLBCL have an ECOG performance status of grade 2.
Juno intends to initiate a pivotal trial with JCAR017 in the U.S. in patients with r/r DLBCL in 2017, with the potential to support accelerated U.S. regulatory approval as early as 2018.
Data from the TRANSCEND trial has also revealed that in three of four patients that relapsed, CAR T cells persisted in the patient's body. This suggests the potential of combination therapy to improve long-term outcomes by helping the CAR T cells to remain active and to overcome the immunosuppressive effects of the tumor microenvironment. Indeed, in one case a patient that had relapsed later had a spontaneous re-expansion of T cells following a biopsy procedure, which resulted in a second complete response for the patient. We intend to explore the combination of JCAR017 with various drugs, such as durvalumab, whose mechanisms are designed to overcome the immunosuppressive effects of the tumor microenvironment.
JCAR017 is also being evaluated at SCRI in a Phase I/II clinical trial in pediatric r/r ALL, under an SCRI IND. The trial was initiated in January 2014. The Phase I/II trial is designed to evaluate four dose levels: 5x105 T cells/kg, 1x106 T cells/kg, 5x106 T cells/kg, and 1x107 T cells/kg. The primary endpoints of the trial are to evaluate the preliminary toxicity, safety, and efficacy of JCAR017, and the feasibility of manufacturing and releasing JCAR017, in children and young adults with CD19-positive pediatric leukemia. The secondary endpoints of the trial include assessing persistence of the modified T cells and potentially assessing the efficacy of cetuximab to eliminate the modified T cells. Patients enrolled in this trial initially received cyclophosphamide lymphodepletion prior to receiving their CAR T cell dose, and maximum tolerated dose was determined to be 5x106 T cells/kg. More recently, a much lower cell dose of 5x105 T cells/kg has been tested with low-intensity flu/cy lymphodepletion, and preliminary results with this regimen have demonstrated an improved risk/benefit profile.
The following figure summarizes investigator-reported data presented at ASH 2016 from the Phase I portion of the Phase I/II trial of JCAR017 in pediatric patients with r/r ALL:

Summary of Clinical Data from Phase I Portion JCAR017 - Pediatric r/r ALL
	All patients	Flu/cy cohort
Number of Patients	43	14
CR	40/43 (93%)	14/14 (100%)
CRm(1)	40/43 (93%)	14/14 (100%)
sCRS(2)	10/43 (23%)	4/14 (29%)
Severe Neurotoxicity	10/43 (23%)	4/14 (29%)
(1) Measured by flow cytometry
(2) For this trial, sCRS is defined clinically by certain side effects, including hypotension, or low blood pressure, requiring vasopressor support, and respiratory distress, or breathing difficulties, requiring ventilatory support, where such side effects are life-threatening (CTCAE Grade 4+).
CRS is generally believed to result from the release of inflammatory proteins in the body as the CAR T cells rapidly multiply in the presence of the target tumor proteins.

Source: SCRI ASH 2016 presentation

Other treatment-emergent adverse events, whether or not treatment related, occurring in at least 25% of these 43 patients included CRS, hypocalcemia, anemia, febrile neutropenia, neutrophil count decreased, platelet count decreased, hypertension, hypomagnesemia, hypotension, white blood cell count decreased, sinus tachycardia, hypophosphatemia, vomiting, disseminated intravascular coagulation, hypokalemia, blood creatinine increased, diarrhea, hyponatremia, fatigue, alanine aminotransferase increased, headache, hypoalbuminemia, encephalopathy, weight increased, lymphocyte count decreased, weight decreased, nausea, urine output decreased, cough, aspartate aminotransferase increased, blood immunoglobulin G decreased, device related infection, and constipation.
As presented at ASH 2016, the estimated 12-month event-free survival across all patients in the pediatric r/r ALL trial is 50.8% (95% [confidence interval 36.9, 69.9]) and 12-month overall survival is 69.5% (95% [confidence interval 55.8, 86.5]).
SCRI has independently proceeded to the trial's Phase II portion, for which Juno is providing only minimal support. SCRI has used a manufacturing process for patients treated to date in the trial’s Phase II portion that is different than the process SCRI used in the Phase I portion of the trial and the process we use in the TRANSCEND trial. The difference in manufacturing process may contribute to meaningful product differences that could affect patient outcomes. We do not expect the data from the Phase II portion of the SCRI trial (nor the data from the Phase I portion of that trial) to be included in the efficacy and safety dataset that would serve as the primary basis for regulatory approval of JCAR017, although we expect such data would be included as background in our regulatory submissions pertaining to JCAR017.
JCAR014
Overview. JCAR014 also targets CD19. JCAR014, like JCAR017, uses the 4-1BB costimulatory domain and is composed of CD8+ T cells and CD4+ T cells in a defined ratio. A different manufacturing process from JCAR017 leads to different phenotypic and metabolic profiles for these T cells. At this time, we do not intend to develop JCAR014 commercially, but we do believe that its clinical development provides insights that we can apply across our CD19 portfolio and to our CAR T cell technology more broadly. JCAR014 was originally developed at FHCRC.
Clinical Experience. JCAR014 is being evaluated at FHCRC in a Phase I/II trial as a treatment for adults with any of several B cell malignancies, including ALL, NHL, and CLL, in patients relapsed or refractory to standard therapies, under a FHCRC IND. The trial was initiated in May 2013. The Phase I/II trial is designed to evaluate three dose levels: 2x105 cells/kg, 2x106 cells/kg, and 2x107 cells/kg. Dose level 3 (2x107 cells/kg) has been discontinued as it exceeded the maximum tolerated dose as defined by the study. The primary endpoint of the trial is to evaluate the feasibility and preliminary safety of using JCAR014 to treat CD19-positive advanced B cell malignancies. The secondary endpoints of the trial include assessing the duration of persistence of the modified T cells, determining whether the modified T cells traffic in the bone marrow and function in vivo, determining if the modified T cells have antitumor activity in patients with measurable tumor burden prior to T cell transfer, and determining if the treatment is associated with tumor lysis syndrome. We plan to amend the protocol for this trial to explore the combination of JCAR014 with ibrutinib in r/r CLL patients starting in early 2017.
Patients enrolled in this trial initially received cyclophosphamide lymphodepletion prior to receiving their CAR T cell dose. This trial has systematically evaluated alternative lymphodepletion regimens and established a flu/cy lymphodepletion regimen that supports significantly improved cell expansion, cell persistence, and complete response rates. The combination of this regimen and the JCAR014 defined cell product also demonstrated relatively low frequency of severe CRS and neurotoxicity at lower dosing levels for all diseases. A key finding of the early phase of the trial was that patients with greater cell expansion and longer cell persistence generally derived better clinical benefit.
In CLL, in investigator-reported interim data presented at ASH 2016 as of a data cutoff date of December 4, 2016, 24 patients had been treated on the study, 21 of whom received flu/cy lymphodepletion. Out of 17 efficacy-evaluable patients with r/r CLL in the bone marrow at the start of the trial that were treated with flu/cy lymphodepletion followed by the two lowest doses of JCAR014, 15 out of 17 patients, or 88%, had a complete marrow response by flow cytometry. The complete marrow response by flow cytometry was similar in patients documented to be ibrutinib-refractory at 86% (12 out of 14 patients). Fourteen of the complete bone marrow response patients had a response assessment by the more sensitive method of IgH deep sequencing, with seven out of 14 patients, or 50%, having no detectable disease. As illustrated by the following diagram, as of the data cutoff date, all seven of these patients were alive and progression free with follow-up ranging from 2 to 24 months.

Progression-Free Survival & Overall Survival in JCAR014 r/r CLL Patients Assessed with IgH Deep Sequencing

Source: FHCRC ASH 2016 Presentation.
In patients with CLL that is PET-avid, an indicator of rapidly growing forms of CLL, at the start of treatment and treated with flu/cy and the two lowest doses of JCAR014, eight of 11 patients, or 73%, had a partial remission ("PR") or CR at four weeks, with seven out of 11 patients, or 64%, having a CR. In patients evaluated for efficacy at four weeks using International Workshop on Chronic Lymphocytic Leukemia ("IWCLL") criteria and treated with flu/cy and the two lowest doses of JCAR014, 14 of 19 patients, or 74% had a PR or CR, with 4 of 19, or 21%, being a CR. The response data were similar in patients documented to be ibrutinib-refractory, with 11 of 16 patients, or 69%, experiencing a PR or CR, with 4 of 16, or 25% being a CR. All patients with either a PR or a CR remain alive, with follow-up ranging from three to 26 months. In contrast to the data using IgH deep sequencing, there is no obvious early difference in time to progression between a CR and a PR by IWCLL data.
Two of 24 r/r CLL patients treated with JCAR014, or 8%, developed sCRS and six of 24 patients, or 25%, developed severe neurotoxicity. For this trial, sCRS is defined based on Lee et al. 2014 criteria, according with which sCRS is generally identified by certain side effects, including hypotension, or low blood pressure, requiring treatment with a high dose of a single vasopressor or with multiple vasopressors, or respiratory distress, or breathing difficulties, requiring significant supplemental oxygen and in some cases mechanical ventilation and medical management in the intensive care unit. There was one treatment-related death in the trial in a r/r CLL patient, who received flu/cy lymphodepletion, with both CTCAE Grade 5 sCRS and cerebral edema. Other treatment-emergent adverse events of Grade 3 and above, whether or not treatment related, occurring in at least 10% of these patients included febrile neutropenia, anemia, platelet count decreased, white blood cell count decreased, lymphocyte count decreased, hypoxia, neutrophil count decreased, hypotension, hypophosphatemia, CRS, encephalopathy, hypocalcemia, hyponatremia, pyrexia, activated partial thromboplastin time prolonged, hypertension, hyperglycemia, aspartate aminotransferase increased, dyspnea, blood bilirubin increased, pulmonary edema, and lung infection. FHCRC only collects adverse event data of Grade 3 and above for this trial.
Encouraged by this data in r/r CLL, we plan to file an IND in 2017 in support of a planned Phase I/II trial using JCAR017, or a product candidate similar to JCAR017, for the treatment of r/r CLL. We believe that if the results of the planned trial are successful, they may support U.S. regulatory approval in r/r CLL as early as the end of 2019.
In NHL, in investigator-reported interim data presented at ASCO 2016 as of a data cutoff date of May 18, 2016, 16 of 20 r/r NHL patients, or 80%, had an overall response and 10 of 20 patients, or 50%, had a complete response, when treated at JCAR014 dose level 2 (2x106 cells/kg) after receiving flu/cy lymphodepletion. In patients who had a complete response, 70% remained in complete response in follow up that ranged from 3 to 11 months as of the data cutoff date. sCRS and severe neurotoxicity were each observed in 2 of 20 patients, or 10%. Other treatment-emergent adverse events of Grade 3 and above, whether or not treatment related, occurring in at least 10% of these patients included neutrophil count decreased, white blood cell count decreased, febrile neutropenia, anemia, platelet count decreased, lymphocyte count decreased, hypotension, hypophosphatemia, CRS, hypoxia, encephalopathy, and hyponatremia. Notably, 16 of 20 patients, or 80%, treated with flu/cy lymphodepletion followed by JCAR014 dose level 2 were treated in the outpatient setting, and 6 of 20, or 30%, did not require hospitalization during the first 30 days of treatment.
Across r/r NHL patients at all dose levels and lymphodepletion regimens tested on the trial as of the data cutoff date of May 18, 2016, 22% of 41 patients with r/r NHL experienced sCRS and 20% experienced severe neurotoxicity. There were two patient deaths in r/r NHL patients treated with JCAR014, both at dose level 3, that we believe were either directly or indirectly related to sCRS or severe neurotoxicity.

In ALL, in investigator-reported interim data presented at ASCO 2016 as of a data cutoff date of May 18, 2016, 34 out of 34 efficacy-evaluable patients, or 100%, achieved a CR and 32 out of 34 patients, or 94%, achieved a CRm as measured by flow cytometry. Additionally, 13 out of 20 patients, or 65%, had a CRm as measured by the more sensitive technique of IgH deep sequencing. In the cohort that received flu/cy lymphodepletion, 22 out of 22 efficacy-evaluable patients, or 100%, achieved a CR and CRm, and median disease-free survival and overall survival have not yet been reached with patients followed for up to 18 months. sCRS was observed in 14 of 36 patients, or 39%, patients and severe neurotoxicity was observed in 14 of 36 patients, or 39%. There have been three patient deaths in r/r ALL patients treated with JCAR014, one at dose level 3, and two at dose level 2, that we believe were either directly or indirectly related to sCRS or severe neurotoxicity, including one case of cerebral edema. As a result of these deaths, only dose level 1 (2x105 cells/kg) is being used in r/r ALL on the trial. Other treatment-emergent adverse events of CTCAE Grade 3 and above, whether or not treatment related, occurring in at least 10% of the r/r ALL patients included neutrophil count decreased, febrile neutropenia, white blood cell count decreased, platelet count decreased, anemia, hypotension, CRS, hypophosphatemia, sinus tachycardia, encephalopathy, activated partial thromboplastin time prolonged, lymphocyte count decreased, hypoxia, hyponatremia, pyrexia, hypocalcemia, hypertension, hypokalemia and aspartate aminotransferase increased.
In 2017, we plan to test JCAR014 in combination with other agents, including an ongoing Phase Ib trial with the MedImmune checkpoint inhibitor durvalumab in which we are enrolling adult r/r NHL patients and Phase I testing with ibrutinib in r/r CLL patients. We believe that these and other combination trials will provide key insights on the next set of development trials in lymphoma and CLL. These trials may also potentially inform strategies for solid organ tumor settings and next generation CAR constructs.
JCAR015
JCAR015 is a CD19-directed product candidate that uses a CD28 costimulatory domain and a CD4+ and CD8+ selection step to select out T cells from peripheral blood mononuclear cells. JCAR015 was originally developed at MSK and had demonstrated clinically meaningful complete remission rates in adult patients with r/r ALL in a Phase I trial conducted at MSK under an MSK IND.
In the second half of 2015, we began the ROCKET trial, a Phase II, multicenter trial with JCAR015 in adult r/r ALL under a Juno IND that we believed could have served the basis for regulatory approval in the United States. Initially, the trial enrolled 14 patients who received cyclophosphamide lymphodepletion followed by JCAR015, like the majority of patients in the Phase I trial conducted at MSK. From the outset of the ROCKET trial, we had planned to change to flu/cy lymphodepletion because of better outcomes observed in other adult r/r ALL trials from the use of that lymphodepletion regimen with CAR T cells, and this switch was made in May 2016. However, in early July 2016, the FDA placed the trial on clinical hold after we observed a greater-than-expected incidence of severe neurotoxicity, including two patients who died in late June 2016 from cerebral edema, following the switch to flu/cy lymphodepletion on the trial. There had been one earlier death in the trial in May 2016 from cerebral edema in a patient treated with JCAR015 after receiving flu/cy lymphodepletion, but a review identified confounding factors specific to the event, and the FDA, our data safety monitoring board, and Juno each determined that it was appropriate to continue the trial without changes to the treatment protocol with respect to cell dose or lymphodepletion regimen. Following the June 2016 deaths and the FDA hold, we amended the trial protocol to continue the trial without fludarabine, returning to the original cyclophosphamide-only lymphodepletion regimen. The FDA removed the clinical hold on July 12, 2016 and we recommenced treating new patients in the trial in early August 2016. However, in November 2016, there were two additional deaths on the trial from cerebral edema and the trial was again placed on clinical hold.
The trial has remained on hold since November 2016, while we conducted our investigation into the toxicity. Through the investigation we identified multiple factors that may have contributed to this increased risk, including patient specific factors, the conditioning chemotherapy patients received, and factors related to the product.
Although we believe there are protocol modifications and process improvements that could enable us to proceed with JCAR015 in clinical testing in adult r/r ALL, we would first need to establish preliminary safety and dose in a Phase I trial. As a result of the timing delay that would entail and our belief that we have other product candidates in our pipeline that are likely to provide improved efficacy and tolerability, we have made a strategic decision to cease Juno development of JCAR015 and to redirect associated resources to the development of a defined cell product candidate in the adult r/r ALL setting.
CD22-directed Product Candidate: JCAR018
We also have another product candidate in clinical trials, JCAR018, that also designed for the treatment of B cell malignancies, but uses technology to target a different cell surface protein on B cells, CD22. Like CD19, CD22 is widely expressed on B lymphocytes. It is expressed by most B cell malignancies, including NHL, ALL, and CLL, although its expression is not as common as CD19 in some of these diseases. Within these CD22 positive malignancies, it is generally expressed on all of a patient’s cancer cells. Additionally, treatment with CD19-directed therapies has led to the emergence in some patients of CD19-

negative cancer cells. To date, these patients’ cancer cells have retained CD22 expression, potentially making a CD22-directed CAR T cell product candidate an important potential treatment for these patients, alone or in combination with CD19-directed therapy. Similar to CD19, CD22 is not known to be expressed on any healthy tissue other than B cells. It is also not expressed on hematopoietic stem cells, and therefore B cells should return when the CAR T cell is no longer present.
JCAR018 is the CD22-directed CAR product candidate with respect to which we have licensed technology from Opus Bio. JCAR018 has a fully human binding domain and a 4-1BB costimulatory domain. This product candidate was originally developed at the NCI.
JCAR018 is being tested in a Phase I trial at the NCI in pediatric and young adult patients that have CD22-positive r/r ALL or r/r NHL, under an NCI IND. The trial is open to patients who have either CD19-negative or CD19-positive disease and who have or have not received previous CAR T cell treatment.
Based on investigator-reported data presented at ASH 2016 as of a data cutoff date of October 4, 2016, in r/r ALL patients who received dose level 2 (1x106 cells/kg) of JCAR018 and flu/cy lymphodepletion, seven of eight, or 88%, achieved a CRm as measured by flow cytometry. Three of seven r/r ALL patients, or 43%, who achieved a CRm at dose level 2 are in ongoing remission ranging three to 12 months. The product candidate had generally manageable adverse events in the 16 r/r ALL patients and one r/r NHL patient treated. The primary adverse event was CTCAE Grade 1 to 2 CRS, with no severe or irreversible neurotoxicity. There was one death due to sepsis in a patient after resolution of CRS. Other treatment-emergent adverse events, whether or not treatment related, occurring in at least 25% of patients included hypoalbuminemia, anemia, aspartate aminotransferase increased, hypocalcemia, lymphocyte count decreased, neutrophil count decreased, fever, hypokalemia, hyponatremia, platelet count decreased, white blood cell decreased, activated partial thromboplastin time prolonged, alanine aminotransferase increased, febrile neutropenia, hypophosphatemia, alkaline phosphatase increased, hypotension, diarrhea, headache, nausea, pain, sinus tachycardia, anorexia, edema limbs, hypomagnesemia, vomiting, fatigue, abdominal pain, creatinine phosphokinase increased, chills, blood bilirubin increased, hypercalcemia, hypertension, and hypertriglyceridemia. All of the treated r/r ALL patients had been previously treated with anti-CD19 CAR T cell therapy and had previously undergone at least one allogeneic stem cell transplant.
This trial will continue during 2017 and we plan to present additional data on this trial in 2017.
Combining CD19-directed therapy and CD22-directed therapy may increase the selection pressure on the cancer and significantly reduce the overall risk of relapse. We are currently testing preclinical constructs to better understand the optimal way to target both CD22 and CD19 in the same product, with the aim of increasing the rate of durable remissions.
B Cell Malignancies Strategy and Development Plans
With respect to r/r NHL, we initiated our multi-center Phase I trial for JCAR017 in adults in 2015 and announced promising interim data from the trial at ASH2016. If data from this trial continue to show favorable clinical responses and encouraging tolerability, we intend to begin a registration trial in aggressive r/r NHL in 2017 to support U.S. regulatory approval as early as 2018.
With respect to r/r CLL, we are planning to file an IND in 2017 in support of a planned Phase I/II trial using JCAR017, or a product candidate similar to JCAR017, for the treatment of r/r CLL. We believe that if the results of the planned trial are successful, they may support U.S. regulatory approval in r/r CLL as early as the end of 2019.
With respect to pediatric and adult r/r ALL, we intend to outline the specifics of our strategy later in 2017.
Not every patient achieves a complete remission or CR, and of those that do, many patients have seen their cancer relapse. Several key hypotheses have emerged for improving patient long-term outcomes. In particular, we believe that improving the predictability of early cell expansion, improving CAR T cell persistence, overcoming the immunosuppressive effects of the tumor microenvironment, and addressing cancer cells losing expression of the epitope to which the CAR T binds are important areas to explore for potential clinical benefit. We expect several generations of product improvements for CD19 over the coming years, as we work to optimize patient outcomes for patients with lymphoma or leukemia.
Improved Predictability of Cell Expansion
We are planning Phase I trials in one or more B cell malignancies for "armored" CAR product candidates that target CD19. These product candidates are designed to explore the potential for synergistic effects of a CD19-directed CAR T cell and the production or expression of locally acting signaling proteins by the CAR T cell, such as 4-1BBL. In preclinical models, these "armored" CARs have greater cell expansion than our other CAR T product candidates. We expect to commence a Phase I trial through our collaborator MSK of a CD19/4-1BBL "armored" CAR in the first half of 2017.

Improving CAR T Cell Persistence
The IND has cleared for, and we plan to enroll patients in 2017 in, a Phase I clinical trial at FHCRC of our CD19-directed CAR product candidate with a fully human binding domain, in advanced B cell malignancies, including r/r NHL. We believe that the use of a human binding domain may lead to decreased risk of an immune response by a patient’s own immune system against the CAR T cell and increased persistence of the CAR T cells in the body. Our clinical experience to date suggests that increased CAR T cell persistence can potentially increase the duration of clinical response.
Overcoming the Tumor Microenvironment
We have begun a Phase Ib trial, under a FHCRC IND, in r/r NHL patients using the novel combination of JCAR014 with MedImmune’s PD-L1 checkpoint inhibitor durvalumab. We also intend to commence a multi-center, global trial in collaboration with Celgene in 2017 exploring JCAR017 and multiple immunomodulatory drugs, including durvalumab, in patients with r/r NHL. Beyond NHL, we are planning to test the combination of JCAR014 and ibrutinib in r/r CLL, with a cohort expected to begin enrollment at FHCRC in early 2017. We also are planning a trial with vipadenant, a small molecule A2aR antagonist we acquired an exclusive license to in 2016 that has the potential to disrupt important immunosuppressive pathways in the tumor microenvironment in certain cancers. We believe that these and other combination trials will provide key insights on the next set of development trials in leukemia, lymphoma, and solid tumor settings, and also potentially inform next generation CAR constructs.
Overcoming CD19 Epitope Loss
As noted, we have an ongoing development program targeting CD22. Combining CD19-directed therapy and CD22-directed therapy may increase the selection pressure on the cancer and significantly reduce the overall risk of relapse. We are currently testing preclinical constructs to better understand the optimal way to target both CD22 and CD19 in the same CAR T product, with the aim of increasing the rate of durable remissions.
EU Development
As described in more detail under the caption "Licenses and Third-Party Collaborations" below, Celgene has opted in to our CD19 program and thereby has obtained an exclusive license to our CD19 product candidates for development and commercialization outside of North America and China. Celgene now is responsible for development and commercialization of our CD19 product candidates in its territories and is actively planning one or more trials of our CD19 product candidates in the EU. We expect Celgene will enroll its first patients in clinical studies with our product candidates in the EU as early as 2017.
Product Candidates in Multiple Myeloma
Another key area of focus for us is the treatment of multiple myeloma, which is a cancer of the plasma cells. Plasma cells are B cells that have matured to specialize in the production of antibodies. As plasma cells are primarily found in the bone marrow, cancerous plasma cells usually generate tumors in bone, and infrequently appear elsewhere. Multiple myeloma is a condition in which these plasma cells become malignant, with a single clone growing at an uncontrolled pace. These myeloma cells secrete large quantities of the same antibody, and patient symptoms can develop from the myeloma cells crowding out other plasma and bone marrow cells, leading to increased risk of infection, risk of bone destruction, and kidney disease. Multiple myeloma is the second most common hematologic malignancy making up approximately 2% of all cancers. Despite many recent advances in therapy, this form of cancer is still largely fatal and an area of high unmet medical need, with greater than 12,500 deaths estimated to have occurred in 2016.
Multiple myeloma shares some common attributes with B cell malignancies that make it an attractive target for CAR T cell therapy:

•	There are certain cell surface proteins that appear on many multiple myeloma cancer cells with consistency.

•	There are identifiable proteins whose expression is limited to the B cell lineage, decreasing the likelihood of off-target toxicity.

•	Multiple targets have been identified for potential use in CAR T therapy.
We have an internal research effort in generating binders and CAR T constructs for potential development for the treatment of multiple myeloma. Additionally, in August 2016 we entered into a license agreement with MSK and Eureka Therapeutics, Inc. pursuant to which we obtained an exclusive license pertaining to fully human binding domains targeting BCMA. We also licensed binding domains against two additional undisclosed multiple myeloma targets, in part to enable us to accelerate development in the event BCMA antigen loss becomes a significant issue for patients.

We have begun a Phase I trial at MSK in r/r multiple myeloma of a CAR product candidate that incorporates a fully human binding domain targeting BCMA and a 4-1BB costimulatory domain, under an MSK IND. Recent data from other groups have highlighted the potential of BCMA CAR T cells as a potential therapy for patients with multiple myeloma. As a target, BCMA has similar characteristics as CD19 has in the context of B cell malignancies. BCMA is expressed on all plasma cells, including cancerous plasma cells, but not other human tissues, and humans can live with plasma cell depletion for a prolonged period. Further, BCMA is not expressed on hematopoietic stem cells or undifferentiated B cells, and therefore plasma cells should return when the CAR T cells are no longer present.
One potential challenge with BCMA as a target is that in a patient with multiple myeloma there is often a significant amounts of soluble BCMA in the blood that could "divert" some of the CAR T cells away from the membrane-bound BCMA in the cancerous plasma cells. Among the other binding domains we have licensed includes a fully human binding domain that is designed to bind to membrane-bound BCMA, but not soluble BCMA. We plan to commence a Phase I trial at FHCRC in r/r multiple myeloma later in 2017 with a CAR product candidate that incorporates this binding domain.
We intend to use the MSK and FHCRC trials to better understand binding domain safety and obtain other translational insights to help us to accelerate our own clinical program in multiple myeloma. If the results from the trials are sufficiently encouraging, we intend to begin a clinical trial in the first half of 2018 under a Juno IND with a product candidate that incorporates one of these two binding domains and is manufactured using Juno's controlled manufacturing process.
Additional Product Candidates
We are exploring the potential of our CAR and TCR technologies against targets that have the potential to treat cancers beyond B cell malignancies and multiple myeloma—in particular, difficult-to-treat solid organ tumors such as certain breast, lung, and pancreatic cancers. We and our collaborators are working on a number of product candidates in early clinical or late-stage preclinical development that target different cancer proteins associated with solid organ tumors. We have five such candidates in clinical testing against five different targets, with additional product candidates in the preclinical pipeline.
Glycoprotein Targets: L1CAM (CD171) and Lewis Y
We have two CAR product candidates in the clinic that target glycoproteins, which are proteins that have carbohydrates attached to them, on the cell surface. The first of the targets is L1CAM, also known as CD171, a cell-surface adhesion molecule that plays an important role in the development of a normal nervous system. It is overexpressed in neuroblastoma, and there is increasing evidence of aberrant expression in a variety of solid organ tumors, including glioblastoma and lung, pancreatic, and ovarian cancers. The second of the targets is Lewis Y, which has an aberrant glycosylation when Lewis Y is expressed in multiple types of cancer, such as lung, leukemia, breast, and ovarian cancers.
JCAR023 is our L1CAM directed CAR T cell product candidate, which was originally developed at SCRI. It has a defined cell composition. Preliminary data from a non-human primate study has shown no evidence of reactivity of JCAR023 to normal tissues at cell doses 10-100 fold higher than the anticipated target dose in humans. SCRI is conducting a Phase I trial of JCAR023 in in patients with refractory or recurrent pediatric neuroblastoma, under a SCRI IND.
Our Lewis Y-directed CAR T cell product candidate was originally developed by the Peter MacCallum Cancer Centre. The Lewis Y-directed product candidate is currently being tested in lung cancer patients in a Phase I trial in Australia at the Peter MacCallum Cancer Centre.
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
JCAR020 is our first development candidate that uses our "armored CAR" technology. IL-12 is a cytokine that can help overcome the inhibitory effects that the tumor micro-environment can have on T cell activity. Systemic delivery of IL-12 has been limited to date by severe side effects, which have included severe hematological toxicity, severe hepatic dysfunction, and immune reactive events such as colitis, some of which resulted in deaths and trial stoppage. However, we believe local delivery to the tumor may provide efficacy while avoiding these side effects. JCAR020 secretes IL-12. Because CAR T cells aggregate at the target protein, IL-12 delivery is likely to concentrate in areas with significant MUC-16 protein expression, in this case, MUC-16 expressing cancers. We believe the armored CAR utilizing IL-12 has the potential to enhance T cell potency and persistence. MSK is conducting a Phase I trial of JCAR020 in ovarian cancer, under an MSK IND. The Phase I trial for

JCAR020 opened for enrollment in late 2015, and the trial will continue to enroll patients at ascending doses in 2017. In addition to assessing safety and preliminary efficacy, the trial is designed to provide potential biomarker and translational insights.
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
JTCR016: WT-1
Our lead high-affinity TCR T cell product candidate, JTCR016, targets WT-1, an intracellular protein that is overexpressed in a number of cancers, including adult myeloid leukemia ("AML") and non-small cell lung, breast, pancreatic, ovarian, and colorectal cancers. This product candidate was originally developed at FHCRC.
The first trial to test WT-1 was a Phase I/II trial that began in 2002, under a FHCRC IND, for the treatment of patients who have relapsed or are at a high risk of relapse after having received an allogeneic HSCT for AML, myelodysplasic syndrome, and chronic myeloid leukemia. In preliminary investigator-reported clinical data presented at ASH 2016 from the Phase I dose-escalation portion of the trial, 12 patients who had relapsed and 12 patients with no measurable disease but at high risk of relapse of AML had been treated as of the data cutoff date of November 1, 2016. In these patients, JTCR016 was relatively well-tolerated with prolonged persistence of the engineered T cells and no relapses as of the data cutoff date in the 12 patients at high risk of relapse. In the portion of the trial in which the 12 relapsed patients were treated, there was some early evidence of a direct anti-leukemic effect of JTCR016. Across all patients treated on the trial, treatment-emergent adverse events of Grade 3 and above, whether or not treatment related, occurring in at least 10% of patients included platelet count decreased, lymphocyte count decreased, anemia, neutrophil count decreased, white blood cell count decreased, hyponatremia, and hypotension. FHCRC only collects adverse event data of Grade 3 and above for this trial. There were no observed events of sCRS or severe neurotoxicity in any patients treated with JTCR016 in the trial. We expect additional data to be presented from this trial in 2017.
In 2015, FHCRC began a second Phase I/II trial of JTCR016, in patients with advanced NSCLC or mesothelioma, under a FHCRC IND. In early clinical data presented at the American Association for Cancer Research Annual Meeting 2016 ("AACR 2016") in April 2016 from the Phase I portion of the trial, out of three patients treated as of the data cutoff date of April 1, 2016, one mesothelioma patient had an ongoing partial response and one mesothelioma patient had stable disease after receiving JTCR016. JTCR016 was generally well-tolerated in these three patients, with no evidence of sCRS or severe neurotoxicity. This trial continues to enroll patients and we expect enrollment of additional patients in 2017.
We are planning a third Phase I/II trial of JTCR016 at FHCRC, in patients with newly diagnosed or relapsed high risk AML, under a FHCRC IND. We expect this trial to begin enrolling patients in 2017.
HPV e6/e7 Oncoproteins
Another active area of research for Juno is the possibility of treating cancers that are caused by viruses, such as HPV. We are planning a Phase I trial to begin as early as 2018 under a Juno IND with a TCR product candidate targeting the HPV e6/e7 oncoproteins, which are proteins that are expressed in many HPV-associated cancers, including certain cervical cancers and head and neck malignancies.
IL13rα2
We are developing a CAR product candidate that targets a cytokine receptor, IL13rα2, which is overexpressed on glioblastoma. The New England Journal of Medicine recently published a case study showing a patient who received a non-Juno CAR product candidate directed toward IL13rα2. This case study offers a proof of concept that CAR T cell therapy directed toward IL13rα2 may be efficacious in the treatment of glioblastoma.

We are planning to initiate a Phase I trial in glioblastoma in 2017, subject to completion of certain preclinical studies, using a CAR product candidate directed at IL13rα2.
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
Our manufacturing strategy is designed to meet the demand needs of clinical supply and commercial launch, while also pursuing the goal of carefully managing our cost structure, maximizing optionality, and driving long-term cost of goods as low as possible. We have established a Juno owned and operated manufacturing facility in Bothell, Washington, that is manufacturing JCAR017 for the TRANSCEND trial and also manufactured much of the JCAR015 used in the ROCKET trial. We also used a CMO to manufacture JCAR015 during the ROCKET trial to increase the speed at which we could bring cGMP capacity on-line to support our JCAR015 clinical program, and we could use CMOs for drug product manufacturing again in the future if needs require. We believe that operating our own manufacturing facility will provide us with enhanced control of material supply for both clinical trials and the commercial market, will enable the more rapid implementation of process changes, and will allow for better long-term margins. We believe this approach will position us to support multicenter clinical trials and commercialization.
Our manufacturing strategy is currently structured to support our U.S. development plans. Although we believe the general manufacturing strategy developed for the United States will be applicable in other geographies, specific strategies for other geographies will be developed as part of our clinical and commercial plans for such other geographies. As such, we are currently working with Celgene on developing a strategy for those geographies, such as the EU, where Celgene will be leading the development and commercialization of our CD19 product candidates, and we are working with JW Therapeutics on developing a strategy for manufacturing in China.
Commercialization Plan
We currently have limited sales, marketing or commercial product distribution capabilities and as a company we have no experience in commercializing products. We are in the process of building our U.S. commercial infrastructure and intend to build our own global commercialization capabilities over time as well as to leverage Celgene’s global capabilities in certain geographies for CD19 product candidates and any other programs that Celgene opts into.
According to Decision Resources Group’s projections, the combined global market for ALL, DLBCL, and CLL combined is expected to be approximately $20 billion by 2025. In the United States alone, there are approximately 6,000 patients diagnosed with ALL, 72,000 patients diagnosed with NHL and another 20,000 diagnosed with CLL each year. If any of our CD19 product candidates are approved, we expect to commercialize those products in the United States with an experienced sales, marketing, payer access and distribution organization including a national specialty hematology sales force.
Outside the United States, we have not yet defined our regulatory and commercial strategy. Under our license agreement with Celgene for the CD19 program, Celgene leads development and commercialization activities outside of North America and China. We expect to further outline our global plan for further development and commercialization of our CD19 product candidates in partnership with Celgene in 2017. With respect to product candidates arising out of other programs that Celgene opts in to, we would expect to leverage Celgene’s global development and commercial capabilities in those territories where Celgene receives development and commercialization rights. With respect to product candidates arising from programs for which Celgene chooses not to exercise its option, we would expect to build global commercial capacity internally or identify strategic partners for ongoing global commercialization of such product candidates, which may include biopharmaceutical partners, distributors, and contract sales and marketing organizations. We plan to further evaluate these alternatives as we approach approval for one of our product candidates.

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
We have developed and in-licensed numerous patents and patent applications and possess substantial know-how and trade secrets relating to the development and commercialization of immunotherapy product candidates, including related manufacturing processes and technology. Many of these in-licensed patents and patent applications claim the inventions of investigators at MSK, FHCRC, SCRI, NIH, City of Hope, and St. Jude, as described in more detail below under the caption "Licenses and Third-Party Collaborations." As of December 31, 2016, our owned and licensed patent portfolio consists of approximately 31 licensed U.S. issued patents, approximately 37 licensed U.S. pending patent applications, approximately 41 owned U.S. issued patents, and approximately 48 owned U.S. pending patent applications covering certain of our proprietary technology, inventions, and improvements and our most advanced product candidates, as well as approximately five owned patents issued in jurisdictions outside the United States, approximately 81 licensed patents issued in jurisdictions outside of the United States, approximately 268 licensed patent applications pending in jurisdictions outside of the United States (including 12 licensed pending Patent Cooperation Treaty applications), and approximately 128 owned patent applications pending in jurisdictions outside of the United States (including 24 owned pending Patent Cooperation Treaty applications) that, in many cases, are counterparts to the foregoing U.S. patents and patent applications. For example, these patents and patent applications include claims directed to:

•	proprietary CARs, T cell receptors and antibodies;

•	proprietary CAR constructs, including those with customized spacer domains for improved tumor recognition;

•	engineered transgenes for T cell selection, identification, and in vivo ablation;

•	proprietary gene transfer vectors;

•	reversible reagents for cell selection, expansion and engineering;

•	systems, assays, and processes for generating, evaluating, and manufacturing cells and compositions for adoptive immunotherapy;

•	adoptive immunotherapy using defined T cell compositions;

•	multispecific cellular therapy approaches, including bispecific CARs, cells and compositions;

•	formulations, dosages, and treatment methods for adoptive immunotherapy, including those for predicting risk of and reducing toxicity associated with adoptive immunotherapy;

•	approaches for improving exposure to therapeutic cell product and promoting resistance to factors of tumor microenvironments;

•	diagnostic and prognostic methods and compositions;

•	libraries and high throughput methods for the discovery of antigen-binding molecules and targets; and

•	compositions, combinations, and treatment methods related to the modulation of adenosine and/or adenosine receptors.
As for the immunotherapy products and processes we develop and commercialize, in the normal course of business, we intend to pursue, when possible, composition, method of use, dosing and formulation patent protection. We may also pursue patent protection with respect to manufacturing and drug development processes and technology.
Individual patents extend for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained. Generally, patents issued for applications filed in the United States are effective for 20 years from the earliest effective filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The duration of patents outside of the United States varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. Our patents issued as of December 31, 2016, will expire on dates ranging from 2019 to 2033. If patents are issued on our patent applications pending as of December 31, 2016, the resulting patents are projected to expire on dates ranging from 2021 to 2037. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.
The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the field of immunotherapy has emerged in the United States. The patent situation outside of the United States is even more uncertain. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions and enforce our intellectual property rights, and more generally could affect the value of our intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell, or importing products that infringe our intellectual property will depend in part on our success in obtaining and enforcing patent claims that cover our technology, inventions, and improvements. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our products and the methods used to manufacture those products. Moreover, even our issued patents do not guarantee us the right to practice our technology in relation to the commercialization of our products. The area of patent and other intellectual property rights in biotechnology is an evolving one with many risks and uncertainties, and third parties may have blocking patents that could be used to prevent us from commercializing our patented product candidates and practicing our proprietary technology. Our issued patents and those that may issue in the future may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing related products or limit the length of the term of patent protection that we may have for our product candidates. For example, in 2015, Kite Pharma, Inc. ("Kite") filed a petition with the USPTO for inter partes review of U.S. Patent No. 7,446,190, a patent that we have exclusively licensed from MSK. Although the USPTO upheld all the claims of this patent in December 2016, Kite has appealed this decision. If Kite is successful in its appeal, one or more of the patent's claims could be narrowed or invalidated. In addition, the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies. For these reasons, we may have competition for our product candidates. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any particular product candidate can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.
Patent disputes are sometimes interwoven into other business disputes. For example, we were a party in a lawsuit captioned Trustees of the University of Pennsylvania v. St. Jude Children’s Research Hospital, Civil Action No. 2:13-cv-01502-SD (E.D. Penn.), which concerned both a contractual dispute between St. Jude Children’s Research Hospital ("St. Jude") and the Trustees of the University of Pennsylvania ("Penn"), and a dispute about U.S. Patent No. 8,399,645 (the "’645 Patent"), which St. Jude has exclusively licensed to us. This lawsuit settled in April 2015.
As of December 31, 2016, our registered trademark portfolio currently contains 55 registered trademarks and pending trademark applications, consisting of four trademark registrations and three pending trademark applications in the United States, and 17 registered trademarks and 31 pending trademark applications in the following countries through both national filings and under the Madrid Protocol: Australia, Canada, China, the European Union (including Germany), Hong Kong, India, Japan, Korea, Singapore, and Switzerland. We may also rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets are difficult to protect. We seek to protect our technology and product candidates, in part, by entering into confidentiality agreements with those who have access to our confidential information, including our employees, contractors, consultants, collaborators, and advisors. We also seek to preserve the integrity and confidentiality of our proprietary technology and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems. Although we have confidence in these individuals, organizations, and systems, agreements or security measures may be breached and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or may be independently discovered by competitors. To the extent that our employees, contractors, consultants, collaborators, and advisors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For this and more comprehensive risks related to our proprietary technology, inventions, improvements and products, please see the section captioned "Risks Related to Intellectual Property" in Part I—Item 1A—"Risk Factors" of this report.
Licenses and Third-Party Collaborations
Celgene Corporation
Collaboration Agreement
In June 2015, we entered into a master research and collaboration agreement (the "Celgene Collaboration Agreement") with Celgene pursuant to which Juno and Celgene will research, develop and commercialize novel cellular therapy product candidates and other immuno-oncology and immunology therapeutics, including, in particular, CAR and TCR product candidates. The Celgene Collaboration Agreement became effective on July 31, 2015 and was amended and restated in August 2015 to clarify certain procedural aspects relating to a party’s exercise of an option for a given program, and to provide additional detail regarding a party’s entry into the applicable development and commercialization agreement thereafter. Pursuant to the collaboration, each of Celgene and Juno will conduct independent programs to research, develop, and commercialize such product candidates (including, in the case of Juno, our CD19 and CD22 programs). As detailed below, each party has certain options to obtain either an exclusive license to develop and commercialize specified product candidates arising from specified types of programs conducted by the other party within the scope of the collaboration, or the right to participate in the co-development and co-commercialization of specified product candidates arising from such programs. BCMA-directed product candidates are excluded from the collaboration.
The parties may exercise their options with respect to specified product candidates arising under programs within the scope of the collaboration until July 31, 2025, which is the tenth anniversary of the effective date of the Celgene Collaboration Agreement (the "Research Collaboration Term"), subject to a tail period applicable to certain programs, for which options have not yet been exercised as of the expiration of the Research Collaboration Term. For therapeutic product candidates that are directed to the target of a program for which an option is exercised, but for which the party exercising its option has not elected to obtain rights upon option exercise, each party is obligated during the remainder of the Research Collaboration Term to continue to offer the other party the right to exercise an additional option to obtain rights to develop and commercialize such other product candidates in such program until commencement of a pivotal clinical trial, upon terms set forth in the Celgene Collaboration Agreement. If a party does not exercise its option with respect to a program that is subject to the other party’s exclusive right to exercise an option prior to the expiration of all applicable option exercise periods for such product candidates in such program, the option with respect to such product candidates and such program will expire and the party required to offer such product candidates and program to the other party is free to develop and commercialize such product candidates independently.
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
Options under Celgene Collaboration Agreement
First, we granted Celgene options to obtain an exclusive license with respect to Juno’s internally conducted programs, to develop and commercialize specified types of immuno-oncology and immunology therapeutics that are selected by Celgene at the time it exercises such options and are directed to the molecular targets that are the subject of the relevant Juno programs. Juno will retain the right to develop and commercialize product candidates arising from such programs in the United States, Canada and Mexico, and for cellular therapy product candidates, China (such countries, the "Juno Territory" and all other countries, the "Celgene Territory"). Celgene may exercise the foregoing options on a program-by-program basis at various time points through completion of certain clinical trials with respect to product candidates in each program. Upon Celgene’s exercise of such option for specified product candidates for a program, the parties are obligated to enter into either a license agreement or a co-development and co-commercialization agreement as specified below.
If Celgene exercises an option with respect to our internally developed programs within the scope of the collaboration, such as our CD19 and CD22 programs, Juno and Celgene will enter into an agreed form of a license agreement pursuant to which Celgene receives an exclusive, royalty-bearing license to develop and commercialize, at Celgene’s cost, specified therapeutic product candidates directed to the targets of such Juno programs in the Celgene Territory, and Juno retains all rights to develop further and commercialize, at Juno’s cost, such therapeutic product candidates in the Juno Territory, subject to Celgene’s right to exercise an option for a specified number of such programs, excluding the CD19 program and the CD22 program, to co-promote such product candidates in the Juno Territory (in which case the parties would execute a co-development and co-commercialization agreement as specified below). Under all such license agreements, Juno has the right to participate in specified commercialization activities arising from such programs in certain major European markets.
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
In addition to an upfront cash payment of approximately $150.2 million under the Celgene Collaboration Agreement made by Celgene upon its effectiveness, Celgene is required to pay to Juno an additional upfront fee if Celgene exercises its option for each of the CD19 Program and the CD22 Program, totaling, if the options are exercised for both programs during the initial opt-in window, $100.0 million. In April 2016, Celgene paid us $50.0 million upon its exercise of its option for the CD19 Program. Upon a party’s exercise of the option for any other program (other than certain in-licensed or acquired programs where a party exercises its option at the time such program is acquired), the party exercising the option is required to pay to the other party an upfront payment at the time of exercise of its option, calculated as a multiple of the costs incurred by the other party in relation to the development activities for such program prior to the exercise of the option, with such multiple based on the point in development of such product at which such party exercises such option. For programs for which the parties have entered into a license agreement, Juno will also receive royalties from Celgene, for product candidates arising from the CD19 and CD22 programs, at a percentage in the mid-teens of net sales of such product candidates in the Celgene Territory, and for product candidates arising from other Juno programs that are subject to a license agreement, tiered royalties on net sales of such product candidates in the Celgene Territory, at percentages ranging from the high single digits to the mid-teens, calculated based on the stage of development at which Celgene exercises its option for such program.
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
The Celgene Collaboration Agreement will terminate upon the later of the last-to-expire of all option exercise periods, or, if an option is exercised by a party for one or more programs in the collaboration, upon the termination or expiration of the last-to-exist license agreement or co-development and co-commercialization agreement, as applicable, for any such program. The Celgene Collaboration Agreement may be terminated by either party for the insolvency of, or for an uncured material breach of the Celgene Collaboration Agreement by, the other party. Celgene may terminate the Celgene Collaboration Agreement in its entirety for any reason by providing Juno with prior written notice if there are no active development and commercialization agreements in place. Juno may terminate the Celgene Collaboration Agreement if Juno exercises its termination rights under the Voting and Standstill Agreement (as defined below) between the Parties for Celgene’s breach of certain covenants therein, or if either party terminates the Celgene Share Purchase Agreement (as defined below) other than as a result of a failure by Juno to meet specified closing conditions under such agreement. Either party also has the right to terminate the Celgene Collaboration Agreement on a program-by-program basis if the other party or any of its affiliates challenges the validity, scope or enforceability of or otherwise opposes, any patent included within the intellectual property rights licensed to the other party under the Celgene Collaboration Agreement.
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
CD19 License Agreement
In April 2016, Celgene exercised its opt-in right to develop and commercialize product candidates from our CD19 program in the Celgene Territory. As a result, we entered into a license agreement with Celgene (the "Celgene CD19 License") pursuant to which Celgene received an exclusive, royalty-bearing license to develop and commercialize therapeutic CAR product candidates from our CD19 program in the Celgene Territory. Juno retains all rights to develop further and commercialize such product candidates in the Juno Territory. Juno and Celgene will generally share worldwide research and development costs, while Juno will be responsible for commercialization costs in the Juno Territory and Celgene will be responsible for commercialization costs in the Celgene Territory. Juno has the right to participate in specified commercialization activities for licensed products arising from the CD19 program in certain major European markets. Celgene has the right to participate in specified commercialization activities in North America for licensed products for certain indications under the CD19 program. We received a $50.0 million option exercise fee from Celgene upon the exercise of Celgene’s option for the CD19 program. We will also receive royalties from Celgene for CAR product candidates arising from the CD19 program at a percentage in the mid-teens of net sales of such product candidates in the Celgene Territory.
The term of the Celgene CD19 License will expire on the last to expire royalty payment obligation of Celgene under that agreement. Such royalty payment obligation will expire, on a licensed product-by-licensed product and a country-by-country basis, after sales of such licensed product decline to specified levels following the latest of (i) the expiration of the last to expire Juno patent licensed to Celgene covering such licensed product in such country, (ii) the expiration of regulatory exclusivity for such licensed product in such country, and (iii) a specified anniversary of the first commercial sale of such licensed product in such country.

Celgene may terminate the Celgene CD19 License in its entirety upon prior written notice. Celgene also has the right to terminate the Celgene CD19 License, on a product candidate-by-product candidate basis, immediately upon written notice to Juno upon the occurrence of certain safety events. Either Juno or Celgene may terminate the Celgene CD19 License upon prior written notice for an uncured material breach by the other party that frustrates the fundamental purpose of the Celgene CD19 License. Either Juno or Celgene may terminate the Celgene CD19 License upon the bankruptcy or insolvency of the other party, or if the other party or any of its affiliates challenges the validity, scope or enforceability of or otherwise opposes, any patent included within the intellectual property rights licensed to the other party under the Celgene CD19 License. Juno may also terminate the Celgene CD19 License immediately for certain breaches by Celgene of the voting and standstill agreement between Celgene and Juno.
Equity Placement
In June 2015, we also entered into a share purchase agreement (the "Celgene Share Purchase Agreement") with Celgene. Pursuant to the Celgene Share Purchase Agreement, we agreed to sell 9,137,672 shares of our common stock to Celgene at an aggregate cash price of approximately $849.8 million, or $93.00 per share of common stock, at an initial closing. The initial closing occurred on August 4, 2015.
First Period Top-Up Rights
Starting in 2016 and until June 29, 2020, Celgene has the annual right, following the filing of each Annual Report on Form 10-K filed by Juno (including this report), to purchase additional shares from Juno at a market average price, allowing it to "top up" to an ownership interest equal to 10% of the then-outstanding shares (after giving effect to such purchase), subject to adjustment downward in certain circumstances. If Celgene does not exercise its top-up right in full in any given year, then the percentage of ownership targeted for a top-up stock purchase for the next year will be reduced to Celgene’s percentage ownership at the time of such non-exercise or partial exercise (after giving effect to the issuance of shares in any partial exercise).
In March 2016, Celgene exercised its annual top-up right to purchase 1,137,593 shares at a price of $41.32 per share, for an aggregate cash purchase price of $47.0 million. As Celgene in March 2016 did not exercise the top-up right in full to reach 10% ownership that would have been permitted by the top-up right, the top-up right that will be triggered by the filing of this Annual Report on Form 10-K for the fiscal year ending December 31, 2016 will only permit Celgene to top-up its ownership stake of the Company’s common stock to 9.76%. Based on the number of shares of common stock outstanding as of February 22, 2017 as set forth on the cover of this report, we estimate that Celgene will have the right to acquire approximately 75,000 shares of our common stock if it exercises the "top up" right triggered by the filing of this report.
First Acquisition Right
During the period beginning on June 29, 2019 and ending on June 28, 2020, subject to Celgene opting in to a certain number of Juno programs under the Celgene Collaboration Agreement, Celgene will have the right (the "First Acquisition Right") to purchase up to 19.99% of the then-outstanding shares of Juno’s common stock (after giving effect to such purchase) at the closing price of the common stock on the principal trading market (currently The NASDAQ Global Select Market) on the date of exercise (the "FAR Base Price"), plus a premium on all shares in excess of the number of shares for which Celgene would then be able to purchase if it then had a top-up right as described in the preceding paragraph.
Second Period Top-Up Rights
After the closing of the purchase of shares upon the exercise of the First Acquisition Right until the SAR Termination Date (as defined below), in the event that Celgene has been diluted after exercising the First Acquisition Right, Juno may elect annually, upon the filing of each Annual Report on Form 10-K filed by Juno, to offer Celgene the right to purchase additional shares from Juno at 105% of market average price, allowing Celgene to "top up" to an ownership interest (after giving effect to such purchase) equal to the percentage ownership of shares that Celgene obtained upon exercise of the First Acquisition Right, subject to adjustment downward in certain circumstances. If Celgene does not exercise its top-up right in full in any year in which it is offered such right by Juno, then the percentage of ownership targeted for a top-up stock purchase for the next year it is offered such top-up right will be reduced to Celgene’s percentage ownership at the time of such non-exercise or partial exercise (after giving effect to the issuance of shares in any partial exercise). The "SAR Termination Date" is the later of (a) June 29, 2025, and (b) the earlier of (x) the date that is 6 months following the date that the conditions to the exercise of the Second Acquisition Right (as defined herein) are satisfied and (y) December 29, 2025.

Second Acquisition Right
During the period beginning on June 29, 2024 and ending on the SAR Termination Date, subject to each of Celgene and Juno opting into a certain number of programs under the Celgene Collaboration Agreement, and provided that Celgene exercised the First Acquisition Right so as to obtain a percentage ownership of 17% of Juno, Celgene will have the right (the "Second Acquisition Right") to purchase up to 30% of the then-outstanding shares of Juno’s common stock (after giving effect to such purchase) at the closing price of the common stock on the principal trading market on the date of exercise (the "SAR Base Price"), plus a premium on all shares in excess of the number of shares for which Celgene would then be able to purchase if it then had a top-up right as described in the preceding paragraph.
Final Top-Up Rights
Following the closing of the purchase of shares upon the exercise of the Second Acquisition Right and until the Celgene Collaboration Agreement expires or is terminated, Celgene would have the annual right, in the event that Celgene has been diluted after exercising the Second Acquisition Right, following the filing of each Annual Report on Form 10-K filed by Juno, to purchase additional shares from Juno at a price equal to 105% of market average price, allowing it to "top up" to the percentage ownership it had attained upon exercising the Second Acquisition Right, less 250 basis points, subject to adjustment downward in certain circumstances. If Celgene does not exercise its top-up right in full in any given year, then the percentage of ownership targeted for a top-up stock purchase for the next year will be reduced to Celgene’s percentage ownership at the time of such non-exercise or partial exercise (after giving effect to the issuance of shares in any partial exercise).
These rights and the other described top-up rights, as well as the First Acquisition Right and Second Acquisition Right, may be limited or eliminated in certain circumstances when and if Celgene disposes of any of its shares.
Conditions to Closing; Termination; Stockholder Approval
Closings of top-up rights, the First Acquisition Right, and the Second Acquisition Right, are subject to customary closing conditions, including termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. We have the ability to terminate Celgene’s future purchase rights under the Celgene Share Purchase Agreement in the event that Celgene breaches certain of its obligations under the Voting and Standstill Agreement (described below), Celgene undergoes a change in control, or the Celgene Collaboration Agreement terminates or expires.
Voting and Standstill Agreement
In connection with the Celgene Share Purchase Agreement, we entered into a voting and standstill agreement (the "Voting and Standstill Agreement") with Celgene in June 2015. Pursuant to the Voting and Standstill Agreement, until the later of the fifth anniversary of the date of the Voting and Standstill Agreement and the expiration or earlier termination of the Celgene Collaboration Agreement, Celgene will be bound by certain "standstill" provisions which generally will prevent it from purchasing outstanding shares of Juno common stock or common stock equivalents, making a tender offer or encouraging or supporting a third party tender offer, calling a meeting of Juno’s stockholders, nominating a director whose nomination has not been approved by Juno’s board of directors (the "Board"), soliciting proxies in opposition to the recommendation of the Board, depositing shares of common stock in a voting trust, assisting a third party in taking such actions, entering into discussions with a third party as to such actions, or requesting or proposing in writing to the Board or any member thereof that Juno amend or waive any of these limitations. Celgene has also agreed not to dispose of any shares of common stock beneficially owned by it during certain specified lock-up periods, other than under certain exceptions. Following the expiration of such lock-up periods, Celgene may sell shares subject to certain manner of sale and volume limitations, as well as restrictions on sales to persons defined as "competitors." Celgene has agreed generally to vote its shares in accordance with the recommendations of the majority of Juno’s Board.
We have agreed to give Celgene certain Board designation rights until at least June 29, 2020, and thereafter for as long as Celgene and its affiliates beneficially own at least 7.5% of the voting power of Juno’s outstanding shares. Dr. Thomas O. Daniel is Celgene’s current designee on the Board. Juno has agreed to nominate Dr. Daniel for election and reelection as a director on the Board, provided in each case that Dr. Daniel is reasonably acceptable to the nominating and governance committee of the Board. Celgene may designate another nominee to replace Dr. Daniel upon Dr. Daniel’s departure from the Board or as a replacement nominee for election at a meeting of stockholders at which such position is up for election. Except for the first such subsequent designee, any such subsequent designee may not be an employee or officer of Celgene, must be independent under NASDAQ rules, and must be reasonably acceptable to the nominating and governance committee of the Board. The first subsequent designee may be an "officer" of Celgene Corporation for purposes of Section 16 of the Securities Exchange Act of 1934, as amended, within the meaning of Rule 16a-1(f) thereunder, provided that such designee is reasonably acceptable to the nominating and governance committee of the Board.

The rights and restrictions applicable to Celgene under the Voting and Standstill Agreement are subject to termination upon the occurrence of certain events, including certain events involving a change of control, or potential change of control, of Juno.
Registration Rights Agreement
In connection with the Celgene Share Purchase Agreement, we also entered into a registration rights agreement (the "Celgene Registration Rights Agreement") with Celgene in June 2015. Pursuant to the Celgene Registration Rights Agreement, if and as Celgene is permitted to sell shares under the Voting and Standstill Agreement, Juno has agreed to, upon the written request of Celgene, prepare and file with the Securities and Exchange Commission a registration statement on Form S-3 for purposes of registering the resale of the shares specified in Celgene’s written request or, if Juno is not at such time eligible for the use of Form S-3, use its commercially reasonable efforts to prepare and file a registration statement on a Form S-1 or alternative form that permits the resale of the shares. Juno has also agreed, among other things, to indemnify Celgene under the registration statement from certain liabilities and to pay all fees and expenses (excluding any legal fees of the selling holder(s) above $10,000 per registration statement, and any underwriting discounts and selling commissions) incident to the Juno’s obligations under the Celgene Registration Rights Agreement.
Fred Hutchinson Cancer Research Center License and Collaboration Agreement
In October 2013, we entered into a license agreement with FHCRC that grants us an exclusive, worldwide, sublicensable license under certain patent rights, and a non-exclusive, worldwide, sublicensable license under certain technology, to research, develop, manufacture, improve, and commercialize products and processes covered by such patent rights or incorporating such technology for all therapeutic uses for the treatment of human cancer. This agreement was amended and restated in November 2014, and further amended in October 2015 and March 2016 to add additional patent assets and associated payment obligations to the agreement. The patents and patent applications covered by this agreement are directed, in part, to CAR constructs, including target specific constructs and customized spacer regions, TCR constructs, and their use for immunotherapy. Pursuant to this license agreement, as of December 31, 2016, we have rights to four pending U.S. patent applications, two pending Patent Cooperation Treaty applications, one issued patent in a jurisdiction outside the United States, and a number of other patent applications in jurisdictions outside the United States. We paid to FHCRC an upfront payment of $250,000 upon entering into this agreement. We are required to pay to FHCRC an annual maintenance fee of $50,000 for the first four years of the agreement’s term and thereafter minimum annual royalties of $100,000 per year, with such payments reduced by the amount of running royalties paid to FHCRC in the applicable prior year. With respect to technology licensed under the license agreement that is applicable to JCAR014 and JCAR017, we may be obligated to pay to FHCRC up to a maximum of $6.75 million per licensed product upon our achievement of certain specified clinical and regulatory milestones. In addition, the license agreement provides that we are required to pay to FHCRC low single-digit royalties based on annual net sales of the licensed products by us and by our sublicensees. We are also required to pay to FHCRC a portion of the payments that we receive from sublicensees of the rights licensed to us by FHCRC, on a tiered basis, up to a cap. In addition, we have agreed to use a set amount of these sublicensee payments to support the research and development of licensed products, and if, by the fifth anniversary of the license agreement, we have received at least such amount in sublicensee payments but have spent less than such amount on such research and development activities, we must pay to FHCRC the difference between such set amount and the actual amounts we have spent on such activities.
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
Also in October 2013, we entered into a collaboration agreement with FHCRC relating to the research and development of cellular immunotherapy products. The research is conducted under project orders containing plans and budgets approved by the parties. We have an exclusive option to obtain a royalty-bearing license to intellectual property owned by FHCRC that is developed in connection with the work conducted under the collaboration agreement, such license to be exclusive with respect to patents and patent applications and non- exclusive with respect to any other intellectual property. In addition, FHCRC granted us an exclusive, perpetual, royalty-free, sublicensable license to any such intellectual property that constitutes an improvement to any process used to manufacture any human cellular and tissue-based collaboration study product, for the development and/or commercialization of cellular immunotherapy products.
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
In connection with the collaboration agreement in October 2013, we entered into a letter agreement with FHCRC pursuant to which we issued to FHCRC 3,274,998 shares of our common stock and also agreed to make success payments to FHCRC, payable in cash or publicly-traded equity at our discretion. In December 2015, we amended this letter agreement to make certain clarifying amendments thereto. These success payments are based on increases in the per share fair market value of our common stock during the term of the success payment agreement, which is a period of time that begins on the date of our collaboration agreement with FHCRC and ends on the later of: (1) the eighth anniversary of that date and (2) the earlier of (a) the eleventh anniversary of that date and (b) the third anniversary of the first date on which the FDA issues formal written approval for us to market a pharmaceutical or biologic product developed at least in part by our company. Success payments are owed (if applicable) after measurement of the value of our common stock in connection with the following valuation measurement dates during the term of the success payment agreement: (1) December 19, 2014 (the date our common stock first became publicly traded upon our initial public offering); (2) the date on which we sell, lease, transfer, or exclusively license all or substantially all of our assets to another company; (3) the date on which we merge or consolidate with or into another entity (other than a merger in which our pre-merger stockholders own a majority of the shares of the surviving entity); (4) any date on which ARCH Venture Fund VII, L.P. or C.L. Alaska L.P. transfers a majority of its shares of company capital stock held by it on such date to a third party; (5) every second anniversary of any event described in the preceding clauses (1), (2), (3) or (4), but only upon a request by FHCRC made within 20 calendar days after receiving written notice from us of such event; and (6) the last day of the term of the success payment agreement. Any success payment will generally be made within 90 days after the applicable valuation measurement date, except that (1) in the case of an initial public offering, the payment was required on December 21, 2015, which was the first business day following the first anniversary of the date our common stock first became publicly traded upon our initial public offering, and (2) in the case of a merger or sale of all of our company’s assets, the success payment will be made on the earlier of the 90th day following the transaction or the first date that transaction proceeds are paid to any of our stockholders. In the case of an initial public offering, the value of our common stock for determining whether a success payment was owed was determined by the average closing price of a share of our common stock over the consecutive 90 calendar day period preceding December 19, 2015, which was the first anniversary of the date our common stock first became publicly traded following our initial public offering. In the case of a valuation measurement date triggered by each second anniversary of our stock first becoming publicly traded, the value of our common stock for determining whether a success payment is owed will be determined by the average closing price of a share of our common stock over the consecutive 90 calendar day period preceding such anniversary date, so long as our common stock is publicly tradable during such 90 calendar day period. On all other valuation measurement dates (if any), the value will be determined either, in the case of a merger or stock sale, by the consideration paid in the transaction for each share of our stock or, in all other cases, by a baseball arbitration process. The amount of a success payment is determined based on whether the value of our common stock meets or exceeds certain specified threshold values ascending from $20.00 per share to $160.00 per share, in each case subject to adjustment for any stock dividend, stock split, combination of shares, or other similar events. Each threshold is associated with a success payment, ascending from $10.0 million at $20.00 per share to $375.0 million at $160.00 per share, payable if such threshold is reached. Any previous success payments made to FHCRC are credited against the success payment owed as of any valuation measurement date, so that FHCRC does not receive multiple success payments in connection with the same threshold. The success payments paid to FHCRC will not exceed, in aggregate, $375.0 million, which would be owed only when the value of the common stock reaches $160.00 per share. In June 2014, we entered into an agreement with FHCRC to provide that certain indirect costs related to the collaboration projects conducted by FHCRC are creditable against any success payments, and we amended this agreement in December 2015. If we elect to make a success payment in shares of our common stock, the number of shares to be issued is computed by dividing the dollar amount of the success payment by the volume weighted average trading price of a share of our common stock on the trading day preceding the date on which the success payment is made.
In December 2015, success payments to FHCRC were triggered in the aggregate amount of $75.0 million, less indirect cost offsets of $3.3 million. We elected to make the payment in shares of our common stock, and thereby issued 1,601,085 shares of our common stock to FHCRC in December 2015.
Memorial Sloan Kettering License and Research Agreement
In November 2013, we entered into a license agreement with MSK that grants us a worldwide, sublicensable license to certain patent rights and intellectual property rights related to certain know-how to develop, make, and commercialize licensed products and to perform services for all therapeutic and diagnostic uses, which license is exclusive with respect to such patent rights and tangible materials within such know-how, and nonexclusive with respect to such know-how and related intellectual property rights. The patents and patent applications covered by this agreement are directed, in part, to CAR constructs, including bispecific and armored CARs, and their use for immunotherapy. Pursuant to this license agreement, as of December 31, 2016, we have rights to three issued U.S. patents, five pending U.S. patent applications, and a number of other patents and patent applications in jurisdictions outside the United States. Upon entering the agreement, we paid MSK an upfront payment of $6.9 million, and we are required to pay to MSK annual minimum royalties of $100,000 commencing on the fifth anniversary of the license agreement, with such payments creditable against royalties. The license agreement requires us to pay to MSK mid-to-high single-digit royalties based on annual net sales of licensed products or the performance of licensed services by us and our affiliates and sublicensees, which royalty will be reduced in the case of licensed products or services that are not covered by a valid patent in the country in which such products or services are manufactured or commercialized. In addition, if the first product we commercialize contains a chimeric antigen receptor T cell that is not a licensed product under the terms of the agreement, we are required to pay to MSK a below-single-digit royalty on net sales of such product for ten years after the first commercial sale of such product. We may also be obligated to pay to MSK up to a maximum of $6.75 million in clinical and regulatory milestone payments for each licensed product, which includes JCAR015. In addition, we are required to pay to MSK a percentage of certain payments that we receive from sublicensees of the rights licensed to us by MSK, which percentage will be based upon the date we receive such payments, the commitments we make for the development of licensed products under the agreement, or the achievement of certain clinical milestones.
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
In connection with these arrangements, in November 2013 we entered into a letter agreement with MSK pursuant to which we issued to MSK 500,000 shares of our common stock and agreed to make success payments to MSK, payable in cash or publicly-traded equity at our discretion. In December 2015, we amended this letter agreement to make certain clarifying amendments thereto. These success payments are based on increases in the per share fair market value of our common stock during the term of the success payment agreement, which is a period of time that begins on the date of our research agreement with MSK and ends on the later of (1) the eighth anniversary of that date and (2) the earlier of (a) the 11th anniversary of that date and (b) the third anniversary of the first date on which the FDA issues formal written approval for us to market a pharmaceutical or biologic product developed at least in part by our company. Success payments will be owed (if applicable) after measurement of the value of our common stock in connection with the following valuation measurement dates during the term of the success payment agreement: (1) December 19, 2014 (the date our common stock first became publicly traded upon our initial public offering); (2) the date on which we sell, lease, transfer, or exclusively license all or substantially all of our assets to another company; (3) the date on which we merge or consolidate with or into another entity (other than a merger in which our pre-merger stockholders own a majority of the shares of the surviving entity); (4) any date on which ARCH Venture Fund VII, L.P. or C.L. Alaska L.P. transfers a majority of its shares of company capital stock held by it on such date to a third party; (5) every second anniversary of any event described in the preceding clauses (1), (2), (3) or (4); and (6) the last day of the term of the success payment agreement. Any success payment will generally be made within 90 days after the applicable valuation measurement date, except that (1) in the case of an initial public offering, the payment will be made on March 19, 2016, which the date that is 90 days after the first anniversary of the date our common stock first became publicly traded upon our initial public offering, and (2) in the case of a merger or sale of all of our company’s assets, the success payment will be made on the earlier of the 90th day following the transaction or the first date that transaction proceeds are paid to any of our stockholders. In the case of an initial public offering, the value of our common stock for determining whether a success payment was owed was determined by the average closing price of a share of our common stock over the consecutive 90 calendar day period preceding December 19, 2015, which was the first anniversary of the date our common stock first became publicly traded following our initial public offering. In the case of a valuation measurement date triggered by each second anniversary of our stock first becoming publicly traded, the value of our common stock for determining whether a success payment is owed will be determined by the average closing price of a share of our common stock over the consecutive 90 calendar day period preceding such anniversary date, so long as our common stock is publicly tradable during such 90 calendar day period. On all other valuation measurement dates (if any), the value will be determined either, in the case of a merger or stock sale, by the consideration paid in the transaction for each share of our stock or, in all other cases, by a baseball arbitration process. The amount of a success payment is determined based on whether the value of our common stock meets or exceeds certain specified threshold values ascending from $40.00 per share to $120.00 per share, in each case subject to adjustment for any stock dividend, stock split, combination of shares, or other similar events. Each threshold is associated with a success payment, ascending from $10.0 million at $40.00 per share to $150.0 million at $120.00 per share, payable if such threshold is reached. Any previous success payments made to MSK are credited against the success payment owed as of any valuation measurement date, so that MSK does not receive multiple success payments in connection with the same threshold. The success payments paid to MSK will not exceed, in aggregate, $150.0 million, which would be owed only when the value of the common stock reaches $120.00 per share. In October 2015, we entered into an agreement with MSK to provide that certain indirect costs related to certain clinical studies and research projects are creditable against any success payments, and we amended this agreement in December 2015. If we elect to make a success payment in shares of our common stock, the number of shares to be issued is computed by dividing the dollar amount of the success payment by the volume weighted average trading price of a share of our common stock on the trading day preceding the date on which the success payment is made.
In December 2015, a success payment to MSK was triggered in the amount of $10.0 million, which we elected to pay, less indirect cost offsets of $1.0 million, in the form of 240,381 shares of our common stock in March 2016. In April 2016, we agreed to repurchase the 240,381 shares of common stock issued to MSK at a repurchase price of $41.90 per share.
Seattle Children’s Research Institute License and Collaboration Agreement
In February 2014, we entered into a license agreement with SCRI that grants to us an exclusive, worldwide, royalty-bearing sublicensable license to certain patent rights to develop, make, and commercialize licensed products and to perform licensed services for all therapeutic, prophylactic, and diagnostic uses. The patents and patent applications covered by this agreement are directed, in part, to regulated transgene expression and CAR constructs, including bispecific CARs and customized spacer regions, and their use for immunotherapy. Pursuant to this license agreement, as of December 31, 2016, we have rights to one issued U.S. patent, six pending U.S. patent applications, and a number of other pending patent applications in jurisdictions outside the United States. Under the terms of the agreement, we paid SCRI an upfront payment of $200,000 and are required to pay to SCRI annual license maintenance fees, creditable against royalties and milestone payments due to SCH, of $50,000 per year for the first five years and $200,000 per year thereafter. Pursuant to the license agreement, we are obligated to pay to SCRI low single-digit royalties based on annual net sales of licensed products and licensed services by us and our affiliates and sublicensees. Based on the progress we make in the advancement of licensed products, including JCAR014 and JCAR017, we may be required to make clinical and regulatory milestone payments totaling up to $13.3 million in the aggregate per licensed product and up to $3.0 million in commercial milestone payments. In addition, we are required to pay to SCRI a percentage of the payments that we receive from sublicensees of certain rights licensed to us by SCRI, up to an aggregate of $15.0 million, which percentage will be based upon the date we receive such payments and the achievement of certain clinical and regulatory milestones. The term of the license agreement will continue until the expiration or abandonment of all licensed patents and patent applications. We have the right to terminate the agreement at will upon 60 days’ written notice to SCRI. SCRI may terminate the agreement upon 90 days’ notice in the event of our uncured material breach, or upon 30 days’ notice if such breach is of a payment obligation. SCRI may terminate the agreement immediately if we challenge the enforceability, validity, or scope of any licensed patent right or assist a third party to do so. The agreement will terminate immediately in the event of our bankruptcy or insolvency.
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
City of Hope License Agreement
In November 2009, ZetaRx LLC ("ZetaRx") entered into a license agreement with City of Hope ("COH") pursuant to which ZetaRx was granted an exclusive, worldwide, royalty-bearing license under certain patent rights to manufacture and commercialize products involving genetically engineered white blood cells for the treatment or prevention of disease in humans. The agreement was amended in May 2016 to update the patent exhibits to the agreement. The patents and patent applications covered by this agreement are directed, in part, to CAR constructs, including bispecific CARs and T cell ablation technologies, and their use for immunotherapy. Pursuant to this license agreement, as of December 31, 2016, we have rights to 12 issued U.S. patents, three pending U.S. patent applications, and a number of other patents and patent applications in jurisdictions outside the United States. The license is sublicensable with consent, and our sublicensees cannot grant further sublicenses. This license agreement was assumed by us in connection with our acquisition of certain of ZetaRx’s assets in October 2013. Under the terms of the license agreement, we are required to pay COH an annual license maintenance fee of $25,000, which payment is creditable against any other royalties due for the applicable year. In addition, the license agreement requires us to pay COH low single-digit royalties on annual net sales by us and our sublicensees. In addition, we are required to pay COH a fixed percentage of certain payments we receive from sublicensees of the technology licensed to us by COH.
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
St. Jude Children’s Research Hospital Agreement; Sublicense to Penn and Novartis
In December 2013, we entered into an agreement with St. Jude (the "St. Jude License Agreement") pursuant to which we (1) obtained control over, and are obliged to pursue and defend, St. Jude’s causes of action in a pending litigation in the Eastern District of Pennsylvania, Trustees of the University of Pennsylvania v. St. Jude Children’s Research Hospital, Civil Action No. 2:13-cv-01502-SD (the "Penn litigation"), in which we and St. Jude were each adverse to Penn and Novartis, and (2) acquired an exclusive, worldwide, royalty-bearing license under certain patent rights owned by St. Jude, including the ’645 Patent, to develop, make, and commercialize licensed products and services for all therapeutic, diagnostic, preventative, and palliative uses. The patents and patent applications covered by this agreement are directed, in part, to CAR constructs capable of signaling both a primary and a co-stimulatory pathway. Pursuant to the St. Jude License Agreement, as of December 31, 2016, we have rights to one issued U.S. patent and three pending U.S. patent applications. The Penn litigation concerned both the ’645 Patent and a contractual dispute between St. Jude and Penn. We also obtained settlement authority in the Penn litigation, subject to certain conditions.
Upon entering into this the St. Jude License Agreement, we made an initial payment to St. Jude of $25.0 million. In addition, the agreement requires us to pay St. Jude low single-digit royalties on net sales of licensed products and services. We are also obligated to pay a $100,000 minimum annual royalty for the first two years of the agreement, and a $500,000 minimum royalty thereafter through the term of the agreement. In addition, we are required to make milestone payments of up to an aggregate of

$62.5 million upon the achievement of specified clinical, regulatory, and commercialization milestones for licensed products, which includes JCAR014 and JCAR017. In addition, we are required to pay St. Jude a percentage of certain payments we receive from sublicensees of the rights licensed to us by St. Jude or in settlement of litigation with respect to such rights. We were also required to pay a percentage of St. Jude’s reasonable legal fees incurred in connection with the Penn litigation.
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
In April 2015, St. Jude and we agreed to settle the litigation with Penn and Novartis. In connection with such settlement, we entered into a sublicense agreement (the "Penn/Novartis Sublicense Agreement") with Penn and an affiliate of Novartis pursuant to which Juno granted to Novartis a non-exclusive, royalty-bearing sublicense under certain patent rights, including the ‘645 Patent, to develop, make and commercialize licensed products and licensed services for all therapeutic, diagnostic, preventative and palliative uses. This sublicense is not sublicensable without our prior written consent, although Novartis may authorize third parties to act on its behalf with respect to the manufacture, development or commercialization of Novartis’ licensed products and licensed services. Pursuant to the Penn/Novartis Sublicense Agreement, Novartis paid Juno $12.3 million upon the effectiveness of such agreement, which amount was first applied to cover certain predetermined litigation expenses incurred by St. Jude, with the remainder divided between Juno and St. Jude at a fixed ratio. In addition, Novartis is also required to pay mid-single digit royalties on the U.S. net sales of products and services related to the disputed contract and patent claims (the "Novartis Royalty Payments"), a low double digit percentage of the royalties Novartis pays to Penn for global net sales of those products (the "Penn Royalty Payments"), and milestone payments upon the achievement of specified clinical, regulatory and commercialization milestones for licensed products (the "Novartis Milestone Payments"). If Juno achieves any of the milestones prior to Novartis, the related Novartis Milestone Payment will be reduced by 50%. In addition, if Juno achieves any milestone after Novartis, Juno will reimburse Novartis 50% of any Novartis Milestone Payment previously paid by Novartis to Juno in respect of such milestone. These milestones largely overlap with the milestones for which Juno may owe a payment to St. Jude under the St. Jude License Agreement and the Novartis Milestone Payments would in effect serve to partially offset Juno’s obligations to St. Jude with respect to such milestones.
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
In 2016, Novartis paid us an aggregate of $14.3 million upon the achievement of two clinical milestones by Novartis, $12.5 million of which we were required to pass on to St. Jude. In the event we separately achieve the same clinical milestones in the future, we will be required to reimburse Novartis $7.1 million.
License Agreements with Fred Hutchinson Cancer Research Center assumed from ZetaRx
We assumed two license agreements with FHCRC in connection with our acquisition of certain of ZetaRx’s assets in October 2013. ZetaRx entered into these license agreements with FHCRC in 2009 (the "2009 FHCRC Agreement") and 2012 (the "2012 FHCRC Agreement"). These agreements were amended and restated in November 2014, and the 2012 FHCRC Agreement was further amended in October 2015 to add additional patent assets to the scope of the license. Under each of these license agreements, we received an exclusive, worldwide, sublicensable license under patent and technology rights to make, manufacture, use, and commercialize products (and, under the 2009 FHCRC Agreement only, services) for all fields of use. The patents and patent applications covered by these agreements are directed, in part, to defined T cell compositions and their use for immunotherapy. Pursuant to these license agreements, as of December 31, 2016, we have rights to one issued U.S. patent, three pending U.S. patent applications, one issued patent in a jurisdiction outside the United States, two pending Patent Cooperation Treaty applications, and a number of other patent applications in jurisdictions outside the United States. Pursuant to each of the agreements, we are required to pay FHCRC a low single-digit running royalty based on annual net sales of licensed products (and, under the 2009 FHCRC Agreement only, licensed services) by us and by our affiliates and sublicensees.

In addition, under each agreement, we are required to pay to FHCRC a minimum annual royalty of $5,000 until we receive FDA approval of a licensed product, and a minimum annual royalty of $20,000 thereafter for the remainder of the applicable agreement term, which payments will be creditable against any running royalties due to FHCRC under the respective license agreements. Under the 2012 FHCRC Agreement, we are required to pay to FHCRC up to an aggregate of $1.4 million upon our achievement of certain clinical and regulatory milestones relating to the licensed products, which includes JCAR014 and JCAR017. In addition, under each of the license agreements, we are required to pay FHCRC a fixed percentage of certain payments that we receive from sublicensees of the rights licensed to us by FHCRC, up to a cap.
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
Royalty and Milestone Obligations for JCAR017
Under our existing license agreements, our overall royalty burden for net sales of JCAR017 in the United States is less than 10%. As of the date of this report, based on our planned manufacturing process for JCAR017, the aggregate maximum amount of future milestone payments we could be required to make under our existing license and collaboration agreements is $97.1 million for JCAR017. Certain milestones would be paid in euros, which have been estimated in U.S. dollars for the foregoing figures based on the exchange rate as of December 31, 2016.
Opus Bio License Agreement
In December 2014, we entered into a license agreement with Opus Bio pursuant to which we were granted an exclusive, worldwide, sublicensable license under certain patent rights and data to research, develop, make, have made, use, have used, sell, have sold, offer to sell, import and otherwise exploit products that incorporate or use engineered T cells directed against CD22 and that are covered by such patent rights or use or incorporate such data. Certain of the licensed patent rights are in-licensed by Opus Bio from the National Institutes of Health ("NIH"). The patents and patent applications covered by this agreement are directed, in part, to various human monoclonal antibodies specific for CD22 and their use in immunotherapy. Pursuant to this license agreement, as of December 31, 2016, we have rights to five issued U.S. patents, three pending U.S. patent applications, and a number of other patents and patent applications in jurisdictions outside the United States. The licensed data was generated under an agreement between Opus Bio and the National Cancer Institute ("NCI") and Opus Bio’s rights to the licensed data are not exclusive. Our rights to such data are therefore exclusive only as between us and Opus, and non-exclusive as between us and third parties, who may license such data from the NCI. Our license from Opus Bio is limited to the field of treating B cell malignancies that express CD22 on their cell surface using CARs containing certain specified antibody binding fragments. Under the agreement, we will be required to use commercially reasonable efforts to research, develop, and commercialize licensed products. Such development must be in accordance with the timelines provided in the license agreement for achievement of certain clinical, regulatory, and commercial benchmarks, and with the development plans set forth in Opus Bio’s agreements with the NIH. In November 2015, the license agreement was amended to adjust certain of these timelines.
Upon the effectiveness of this license in December 2014, we made an upfront payment to Opus Bio of $20.0 million in cash and issued to Opus Bio 1,602,564 shares of our common stock. Upon our achievement of certain clinical, regulatory, and commercial milestones set forth in the license agreement, we will be obligated to pay Opus Bio additional consideration. The consideration due upon achievement of the first three clinical milestones would consist of additional shares of our common stock in an amount equal to the dollar value specified for the applicable milestone, divided by the greater of $10.92 and the arithmetic average of the daily volume-weighted average price of our common stock on The NASDAQ Global Select Market over the 30 trading days preceding the achievement of the milestone, up to a maximum of 4,807,692 shares in the aggregate (this minimum per share value and maximum number of shares subject, in each case, to adjustment for any stock dividend, stock split, combination of shares, or other similar events). Two of these milestones were achieved in the first quarter of 2016, for which we issued a total of 603,364 shares of our common stock as payment. After giving effect to the achievement of these milestones, as of December 31, 2016, one milestone required to be paid in equity in the amount of $25.0 million remains to be achieved, along with up to $215.0 million in milestones payable in cash. The license agreement further provides that we are required to pay to Opus Bio tiered royalties based on annual net sales of licensed products by us and by our sublicensees, at rates ranging from the low-single to mid-single digits. We will also be required to make certain pass-through payments owed by Opus Bio to NIH under its NIH license agreements, including certain patent costs, development and commercial milestones of up to $2.8 million in the aggregate, and low single-digit royalties based on annual net sales.
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
Other Licenses and Third-Party Collaboration Agreements
We have entered into a number of other license agreements and collaboration agreements with third parties, including additional license agreements with MSK, FHCRC, and SCRI, in connection with our preclinical and clinical research and development activities. These include, among others:

•
A collaboration and license agreement with Fate Therapeutics to identify and utilize small molecules to modulate our genetically-engineered T cell product candidates to improve their therapeutic potential for cancer patients.

•	A collaboration and license agreement with Editas to pursue research programs utilizing Editas’ genome editing technologies with Juno’s CAR and TCR technologies.

•
A clinical study collaboration agreement with MedImmune to conduct combination clinical trials in immuno-oncology with one of our investigational CD19-directed CAR product candidates and MedImmune’s investigational PD-L1 immune checkpoint inhibitor, durvalumab.

•
We and WuXi AppTec have formed a company, JW Therapeutics (Shanghai) Co., Ltd, to leverage Juno’s CAR and TCR technologies and WuXi AppTec’s research and development and manufacturing platform and local expertise to develop novel cell-based immunotherapies for patients in China with hematologic and solid organ cancers.

•
A license agreement with MSK and Eureka Therapeutics, Inc. pursuant to which we obtained an exclusive license pertaining to a fully-human binding domain targeting BCMA, as well as binding domains against two additional undisclosed multiple myeloma targets to be used for the potential development and commercialization of CAR cell therapies for patients with multiple myeloma.

Acquisitions
During 2015 and 2016, we completed four business acquisitions to augment our research and development capabilities, to obtain access to a compound that could potentially be used in combination trials, and to improve our supply chain and long-term cost of goods.
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
As consideration for the Stage acquisition, we paid €52.5 million in cash and issued an aggregate of 486,279 shares of common stock to the selling shareholders. We also agreed to pay additional amounts of up to an aggregate of €135.0 million in cash based on the achievement of certain technical, clinical, regulatory, and commercial milestones related to novel reagents (€40.0 million), advanced automation technology (€65.0 million), and Stage’s existing clinical pipeline (€30.0 million). As of December 31, 2016, we have triggered and paid €6.0 million in such milestone payments.
X-Body
In June 2015, we acquired X-Body, a company focused on the discovery of human monoclonal antibodies and discovery of TCR binding domains. The X-Body acquisition is intended to augment our capabilities to create best-in-class engineered T cells against a broad array of cancer targets.
As consideration for the X-Body acquisition, we paid $21.3 million in cash and issued an aggregate of 366,434 shares of common stock to the former X-Body stockholders. We also agreed to pay additional amounts in cash upon the realization of specified milestones substantially as follows, with respect to products generated using the X-Body technology: $5.0 million per target upon the achievement, during a specified period, of a certain regulatory milestone for products that utilize a certain type of binding mechanism; up to $30.0 million upon the achievement, during a specified period, of regulatory and clinical milestones for the first product using another type of binding mechanism (any product using such type of binding mechanism, a "Type X Product"); $5.0 million per product upon the achievement, during a specified period, of a certain regulatory milestone for a certain number of subsequent Type X Products; $50.0 million upon the achievement, during a specified period, of a clinical milestone related to the first product with certain specified binding properties (a "Type Y Product"); and $20.0 million upon the achievement, during a specified period, of a clinical milestone related to the first product with certain other specified binding properties. If a Type X Product or a Type Y Product is commercialized, we can choose either to make a commercialization milestone payment for such a product or to pay a low single-digit royalty on net sales of such a product.
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
As consideration for the AbVitro acquisition, we paid $74.7 million in cash and issued 1,289,188 shares of our common stock. There are no milestone payment obligations under the terms of the AbVitro acquisition.
We and Celgene have agreed in principle to enter into an agreement to license Celgene a subset of the acquired AbVitro technology and to grant Celgene options to certain related potential product rights emanating from the acquired technology.
RedoxTherapies
In July 2016, we acquired RedoxTherapies. The acquisition provides us with an exclusive license to vipadenant, a small molecule A2a receptor antagonist that has the potential to disrupt important immunosuppressive pathways in the tumor microenvironment in certain cancers. As consideration for the acquisition, we paid $10.0 million in cash and agreed to deliver additional consideration upon achievement of specified clinical, regulatory, and commercial milestones.
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
In addition to the current standard of care treatments for patients, a large number of commercial and academic clinical trials are being pursued by variety of parties in the field of immunotherapy. Early positive clinical results from these trials have fueled continued interest in the field of immunotherapy. In the CAR and TCR space, our competitors include, but are not limited to, Novartis / Penn, Kite / Amgen / NCI, Cellectis / Pfizer / Servier, Johnson & Johnson / Transposagen Biopharmaceuticals, bluebird bio, Bellicum, Celyad, Cell Design Labs, NantKwest, Intrexon / ZIOPHARM / MD Anderson Cancer Center, Unum Therapeutics, Adaptimmune / GlaxoSmithKline, ImmunoCellular Therapeutics, Adicet Bio, and Autolus. We also face competition from non-cell based treatments offered by companies such as Amgen, Pfizer, Abbvie, AstraZeneca, Bristol-Myers, Incyte, Merck, Roche, Regeneron, Corvus, MacroGenics, and Johnson & Johnson. For instance, the FDA approved Amgen’s blinatumomab for the treatment of r/r ALL in 2014, and that product has achieved a complete remission rate of approximately 40% in clinical trials. We also anticipate Pfizer’s inotuzumab may be approved for the treatment of r/r ALL as early as 2017, which has shown a CR rate of approximately 80% in clinical trials. Many of our larger current or potential competitors, either alone or with their collaboration partners, have greater financial resources and deeper expertise in manufacturing, preclinical testing, clinical trial execution, regulatory matters and commercializing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and gene therapy industries may result in even more resources being concentrated among a smaller number of very capable competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining experienced scientific and management personnel, patient enrollment for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs’ success.
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
The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices ("GLP") regulation;

•	submission to the FDA of an IND which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;

•	approval by an independent Institutional Review Board ("IRB") or ethics committee at each clinical site before the trial is commenced;

•	performance of adequate and well-controlled human clinical trials to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;

•	preparation of and submission to the FDA of a BLA after completion of all pivotal clinical trials;

•	satisfactory completion of an FDA Advisory Committee review, if applicable;

•	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;

•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMP and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigations to assess compliance with Good Clinical Practices ("GCP"); and

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
In addition to the IND submission process, sponsors of certain clinical studies of cells containing recombinant or synthetic nucleic acid molecules, including human gene transfer studies, must comply with the National Institutes of Health’s ("NIH") Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules ("NIH Guidelines"). The NIH Guidelines set forth the principles and requirements for NIH and institutional oversight of research with recombinant or synthetic nucleic acid molecules, including the standards for investigators and institutions to follow to ensure the safe handling and containment of such molecules. In April 2016, modifications to the NIH Guidelines went into effect, pursuant to which only a subset of human gene transfer protocols are subject to review by the NIH Recombinant DNA Advisory Committee ("RAC"), a federal advisory committee that provides recommendations regarding research involving recombinant or synthetic nucleic acid molecules. Specifically, under the modified NIH Guidelines, RAC review of the protocol will be required only in exceptional cases where (1) an oversight body such as an Institutional Biosafety Committee ("IBC"), which provides local review and oversight of research utilizing recombinant or synthetic nucleic acid molecules, or an IRB determines that the protocol would significantly benefit from RAC review, and (2) the protocol (a) uses a new vector, genetic material, or delivery methodology that represents a first-in-human experience and thus presents an unknown risk, and/or (b) relies on preclinical safety data that were obtained using a new preclinical model system of unknown and unconfirmed value, and/or (c) involves a proposed vector, gene construct, or method of delivery associated with possible toxicities that are not widely known and that may render it difficult for oversight bodies to evaluate the protocol rigorously. The RAC review proceedings are public, and reports are posted publicly to the website for the NIH’s Office of Biotechnology Activities. Although compliance with the NIH Guidelines is mandatory for research conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Independent of RAC review, the NIH Guidelines also require all human gene transfer protocols subject to the NIH Guidelines to be registered with NIH, with limited exemptions. A study subject to the NIH Guidelines may not begin until the IBC approves the protocol, and the IBC cannot approve the protocol until confirmation from the NIH that such registration is complete. In the event that RAC review is warranted, the protocol registration process cannot be completed until RAC review has taken place.
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
After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response Letter will describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response Letter without first conducting required inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing the Complete Response Letter, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.
If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy ("REMS") to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase IV post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could impact the timeline for regulatory approval or otherwise impact ongoing development programs. For example, in December 2016, the 21st Century Cures Act was signed into law. The Act is intended, among other things, to modernize the regulation of drugs and biologics and to spur innovation.
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
Under the accelerated approval program, the FDA may approve a BLA on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Post-marketing studies or completion of ongoing studies after marketing approval are generally required to verify the biologic’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. In addition, the Food and Drug Administration Safety and Innovation Act ("FDASIA"), which was enacted and signed into law in 2012, established the new breakthrough therapy designation. A sponsor may seek FDA designation of its product candidate as a breakthrough therapy if the product candidate is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Sponsors may request the FDA to designate a breakthrough therapy at the time of or any time after the submission of an IND, but ideally before an end-of-phase II meeting with FDA. If the FDA designates a breakthrough therapy, it may take actions appropriate to expedite the development and review of the application, which may include holding meetings with the sponsor and the review team throughout the development of the therapy; providing timely advice to, and interactive communication with, the sponsor regarding the development of the drug to ensure that the development program to gather the nonclinical and clinical data necessary for approval is as efficient as practicable; involving senior managers and experienced review staff, as appropriate, in a collaborative, cross-disciplinary review; assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor; and considering alternative clinical trial designs when scientifically appropriate, which may result in smaller trials or more efficient trials that require less time to complete and may minimize the number of patients exposed to a potentially less efficacious treatment. Breakthrough therapy designation comes with all of the benefits of fast track designation, which means that the sponsor may file sections of the BLA for review on a rolling basis if certain conditions are satisfied, including an agreement with FDA on the proposed schedule for submission of portions of the application and the payment of applicable user fees before the FDA may initiate a review. We plan to seek designation as a breakthrough therapy for some or all of our CD19 product candidates, as qualification permits. We have obtained breakthrough therapy designation for JCAR017 for the treatment of patients with r/r aggressive large B cell NHL, including DLBCL, not otherwise specified (de novo or transformed from indolent lymphoma), primary mediastinal B-cell lymphoma (PMBCL), or follicular lymphoma grade 3B.
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
A designated orphan drug many not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if the second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. We plan to seek orphan drug designation for some or all of our CD19 product candidates in specific orphan indications in which there is a medically plausible basis for the use of these products. We have obtained orphan drug designation for JCAR017 in DLBCL, CLL, and ALL.
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
Biosimilars and Exclusivity
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the "Affordable Care Act"), signed into law in 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 ("BPCIA"), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. To date, only a handful of biosimilars have been licensed under the BPCIA, although numerous biosimilars have been approved in Europe. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.
Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. However, complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being worked out by the FDA.
Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed "interchangeable" by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.
A biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued "Written Request" for such a study.
The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, recent government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation, and impact of the BPCIA is subject to significant uncertainty.
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
The False Claims Act ("FCA"), imposes liability on persons who, among other things, present or cause to be presented false or fraudulent claims for payment by a federal health care program. The FCA has been used to prosecute persons submitting claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. Actions under the FCA may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the FCA can result in significant monetary penalties and treble damages. The federal government is using the FCA, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the country, for example, in connection with the promotion of products for unapproved uses and other sales and marketing practices. The government has obtained multi-million and multibillion dollar settlements under the FCA in addition to individual criminal convictions under applicable criminal statutes. In addition, companies have been forced to implement extensive corrective action plans, and have often become subject to consent decrees or corporate integrity agreements, restricting the manner in which they conduct their business. The federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") also created federal criminal statutes that prohibit, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws.
In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Affordable Care Act, among other things, imposed new reporting requirements on drug manufacturers for payments or other transfers of value made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1.0 million per year for "knowing failures"), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers must submit reports by the 90th day of each calendar year. Certain states also mandate implementation of commercial compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians and other healthcare professionals.
We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH"), and their respective implementing regulations, including the final omnibus rule published on January 25, 2013, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA's privacy and security standards directly applicable to "business associates," defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect.
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
Coverage and Reimbursement
Sales of pharmaceutical products depend significantly on the availability of third-party coverage and reimbursement. Third-party payors include government health administrative authorities, managed care providers, private health insurers, integrated delivery networks, and other organizations. Although we currently believe that third-party payors will provide coverage and reimbursement for our product candidates, if approved, these third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct expensive clinical studies to demonstrate the comparative cost-effectiveness of our products. The product candidates that we develop may not be considered cost-effective. It is time consuming and expensive for us to seek coverage and reimbursement from third-party payors. Moreover, a payor's decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.
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
By way of example, the Affordable Care Act signed into law in 2010 was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Among the provisions of the Affordable Care Act of importance to our potential drug candidates are:

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
We expect that the new presidential administration and U.S. Congress will seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. Since taking office, President Trump has continued to support the repeal of all or portions of the Affordable Care Act. In January 2017, the House and Senate passed a budget resolution that authorizes congressional committees to draft legislation to repeal all or portions of the Affordable Care Act and permits such legislation to pass with a majority vote in the Senate. President Trump has also recently issued an Executive Order in which he stated that it is his administration’s policy to seek the prompt repeal of the Affordable Care Act and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the provisions of the Affordable Care Act to the maximum extent permitted by law. There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act.
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments, will remain in effect through 2025 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently, there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the 21st Century Cures Act changes the reimbursement methodology for infusion drugs and biologics furnished through durable medical equipment in an attempt to remedy over- and underpayment of certain drugs. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.
We expect that the Affordable Care Act, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, and new payment methodologies, and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.
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
Under the EU regulatory systems, authorization to market a product in the member states of the European Union proceeds under one of four procedures: a centralized authorization procedure, a mutual recognition procedure, a decentralized procedure, or a national procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all

EU member states plus Norway, Iceland, and Liechtenstein. It is compulsory for medicines that contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions; viral disease; for advanced therapy medicinal products; for products officially designated orphan medicines and; for medicines produced by certain biotechnological processes (i.e., recombinant DNA technology, controlled expression of genes coding for biologically active proteins in prokaryotes and eukaryotes including transformed mammalian cells, and hybridoma and monoclonal antibody methods). Because our products are produced by one of those biotechnological processes, we would be subject to the centralized process.
Under the centralized authorization procedure, the EMA's Committee for Human Medicinal Products ("CHMP") serves as the scientific committee that renders opinions about the safety, efficacy and quality of medicinal products for human use on behalf of the EMA. The CHMP is composed of experts nominated by each member state's national authority for medicinal products, one of whom is appointed to act as Rapporteur for the co-ordination of the evaluation with the possible assistance of another member of the Committee acting as a Co-Rapporteur. After approval, the Rapporteur(s) continue to monitor the product throughout its life cycle. The CHMP has 210 days to adopt an opinion as to whether a marketing authorization should be granted. The process usually takes longer in case additional information is requested, which triggers clock-stops in the procedural timelines. The process is complex and involves extensive consultation with the regulatory authorities of member states and a number of experts. Once the procedure is completed, a European Public Assessment Report ("EPAR") is produced. If the opinion is negative, information is given as to the grounds on which this conclusion was reached. After the adoption of the CHMP opinion, a decision on the marketing authorization application must be adopted by the European Commission, after consulting the EU Member States, which in total can take more than 60 days.
For our CD19 product candidates, Celgene is responsible for development and commercialization activities outside of North America and China, and therefore will lead regulatory dialogues and processes in those geographies, including the EU.
Employees
As of December 31, 2016, we had 553 employees globally. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We consider our employee relations to be good.
Research and Development
Our research and development costs were $264.3 million, $205.2 million, and $204.5 million for the years ended December 31, 2016, 2015, and 2014, respectively. See Part II—Item 7—"Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this report for additional detail regarding our research and development activities.
Geographic Information
Revenues generated outside of the United States and long-lived assets located outside of the United States were not material for the years ended December 31, 2016 and 2015, respectively.
Financial Information about Segments
We operate in one business segment. See Note 2 to our audited consolidated financial statements included in this report. For financial information regarding our business, see Part II—Item 7—"Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this report and our audited consolidated financial statements and related notes included elsewhere in this report.
Corporate Information
Juno was incorporated in Delaware on August 5, 2013. Our principal executive offices are located at 307 Westlake Avenue North, Suite 300, Seattle, Washington 98109. Our telephone number is (206) 582-1600. Our website address is www.junotherapeutics.com. Information contained on the website is not incorporated by reference into this report, and should not be considered to be part of this report.
We use Juno Therapeutics®, the Juno Therapeutics logo, and other marks as trademarks in the United States and other countries. This report contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

Available Information
We file electronically with the Securities and Exchange Commission ("SEC") our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We make available on our website at www.junotherapeutics.com, free of charge, copies of these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The public may read or copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov. The information in or accessible through the SEC and our website are not incorporated into, and are not considered part of, this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A.	RISK FACTORS
The following section includes the most significant factors that may adversely affect our business and operations. You should carefully consider the risks and uncertainties described below and all information contained in this report, including our consolidated financial statements and the related notes and Part II—Item 7—"Management’s Discussion and Analysis of Financial Condition and Results of Operations," before deciding to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
Risks Related to Our Business and Industry
We are a clinical-stage company and have a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.
We are a clinical-stage biopharmaceutical company that was formed in August 2013. We have no cell-therapy products approved for commercial sale and as of December 31, 2016 had not generated any revenue from such products. We are focused on developing products that use human cells as therapeutic entities and, although there have been significant advances in cell-based immunotherapy, our T cell technologies are new and largely unproven. Our limited operating history, particularly in light of the rapidly evolving cancer immunotherapy field, may make it difficult to evaluate our current business and predict our future performance. Our short history as an operating company makes any assessment of our future success or viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage companies in rapidly evolving fields. If we do not address these risks successfully, our business will suffer.
We have incurred net losses in each period since our inception and anticipate that we will continue to incur net losses in the future.
We are not profitable and have incurred losses in each period since our inception. For the years ended December 31, 2016, 2015, and 2014, we reported a net loss of $245.6 million, $239.4 million, and $243.4 million, respectively. As of December 31, 2016, we had an accumulated deficit of $831.2 million, which includes $51.1 million related to non-cash deemed dividends, $174.4 million in upfront fees to acquire technology, of which $100.5 million was paid in cash and $73.9 million was paid through the issuance of common stock, non-cash expense of $104.0 million associated with the change in the estimated fair value and elapsed service period for our potential and actual success payment liability to FHCRC and MSK, expense of $23.2 million associated with non-cash milestones, non-cash gain of $9.6 million associated with the change in the estimated value of our contingent consideration liabilities, and $10.7 million of expense associated with our convertible preferred stock options. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our product candidates, scale-up manufacturing capabilities and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems.
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
Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the U.S. Food & Drug Administration ("FDA"), or other regulatory agencies, domestic or foreign, to change our manufacturing processes or assays, or to perform clinical, nonclinical, or other types of studies in addition to those that we currently anticipate. If we are successful in obtaining regulatory approvals to market one or more of our product candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the ability to get reimbursement at any price, and whether we own the commercial rights for that territory. If the number of our addressable disease patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved. If we are not able to generate revenue from the sale of any approved products, we may never become profitable.

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
Additionally, because our technology involves the genetic modification of patient cells ex vivo using a virus, we are subject to many of the challenges and risks that gene therapies face, including:

•
Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. To date, only one product that involves the genetic modification of patient cells has been approved in the United States and only one has been approved in the European Union ("EU").

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

•
Clinical trials using genetically modified cells conducted at institutions that receive funding for recombinant DNA research from the NIH, are subject to review by the Recombinant DNA Advisory Committee ("RAC"). Although the FDA decides whether individual protocols may proceed, the RAC review process can impede the initiation of a clinical trial, even if the FDA has reviewed the study and approved its initiation.

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
Our near term ability to generate product revenue is highly dependent on our ability to obtain regulatory approval of and successfully commercialize one or more of our CD19 product candidates. Our lead product candidate, JCAR017, is in clinical development, has been tested in a relatively small number of patients, and will require additional clinical and nonclinical development, regulatory review and approval in each jurisdiction in which we intend to market the product, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts before we can generate any revenue from product sales. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety, purity, and potency of the product candidates in humans. We cannot be certain that any of our product candidates will be successful in clinical studies and they may not receive regulatory approval even if they are successful in clinical studies.
In addition, because our product candidates are based on similar technology, if any of our product candidates encounter safety or efficacy problems, developmental delays, regulatory issues, reagent supply issues, or other problems, our development plans for the affected product candidate and some or all of our other product candidates could be significantly harmed, which would have a material adverse effect on our business. Because JCAR017 is the backbone of our development strategy, a setback for JCAR017 could have a relatively large impact on our plans and business. Further, competitors who are developing products with similar technology may experience problems with their products that could identify problems that would potentially harm our business.
Prior to the Juno-sponsored Phase I trial of JCAR017 and Phase II clinical trial of JCAR015 that began in 2015, third parties had sponsored and conducted all clinical trials of our CD19 product candidates and other product candidates, and our ability to influence the design and conduct of such trials has been limited. We have assumed control over the future clinical and regulatory development of JCAR017 in NHL, and may do so for additional indications or other product candidates, which will entail additional expenses and may be subject to delay. Any failure by a third party to meet its obligations with respect to the clinical and regulatory development of our product candidates may delay or impair our ability to obtain regulatory approval for our products and result in liability for our company.
Prior to the Juno-sponsored Phase I clinical trial of JCAR017 and the Phase II clinical trial of JCAR015, both of which began in 2015, we had not sponsored any clinical trials relating to our CD19 product candidates or other product candidates. Instead, faculty members at our third-party research institution collaborators, or those institutions themselves, sponsored all clinical trials relating to these product candidates, in each case under their own INDs. We have now assumed control of the overall clinical and regulatory development of JCAR017 in NHL for future clinical trials. We may assume control over the clinical and regulatory development of other product candidates in the future, in which case we will need to obtain sponsorship of the INDs or file new Juno-sponsored INDs. Failure to obtain, or delays in obtaining, sponsorship of INDs or in filing new Juno-sponsored INDs for these or any other product candidates we determine to advance could negatively affect the timing of our potential future clinical trials. Any such impacts on timing could increase research and development costs and could delay or prevent obtaining regulatory approval for our product candidates, either of which could have a material adverse effect on our business.
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
Although we have assumed control of the overall clinical and regulatory development JCAR017 in NHL going forward, we expect to be dependent on our contractual arrangements with third-party research institution collaborators for ongoing and planned trials for our other product candidates, and for JCAR017 other than in NHL, until we determine to assume control of the clinical and regulatory development of those candidates. Such arrangements provide us certain information rights with respect to certain previous, planned, or ongoing trials with respect to our product candidates, including access to and the ability to use and reference the data, including for our own regulatory filings, resulting from such trials. Even after we assume control of the overall clinical and regulatory development of a product candidate, including JCAR017, we will still remain dependent on such contractual data rights for use in our clinical and regulatory development activities. If these obligations are breached by our third-party research institution collaborators, or if the data, or our data rights, prove to be inadequate compared to the first-hand knowledge we might have gained had the completed trials been Juno-sponsored trials, then our ability to design and conduct our corporate-sponsored clinical trials may be adversely affected. Additionally, the FDA may disagree with the sufficiency of our right to reference the preclinical, manufacturing, or clinical data generated by these prior investigator-sponsored trials, or our interpretation of preclinical, manufacturing, or clinical data from these clinical trials. If so, the FDA may require us to obtain and submit additional preclinical, manufacturing, or clinical data before we may begin our planned trials and/or may not accept such additional data as adequate to begin our planned trials.
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

•	delays in obtaining required institutional review board ("IRB") approval at each clinical study site;

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

•	delays in recruiting suitable patients to participate in our clinical studies;

•	difficulty collaborating with patient groups and investigators;

•	failure by our CROs, other third parties, or us to adhere to clinical study requirements;

•	failure to perform in accordance with the FDA’s good clinical practice ("GCP") requirements, or applicable regulatory guidelines in other countries;

•	transfer of manufacturing processes to Celgene or any other commercialization partner for the manufacture of product candidates in trials outside of the United States;

•	delays in having patients complete participation in a study or return for post-treatment follow-up;

•	patients dropping out of a study;

•	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;

•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;

•	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;

•	the cost of clinical studies of our product candidates being greater than we anticipate;

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

In particular, for product candidates in our CD19 program and product candidates from any other programs for which Celgene opts to exercise its options under the Celgene Collaboration Agreement, we may have limited influence or control over their approaches to development and commercialization in the territories in which they lead development and commercialization, including the choice of which product candidates Celgene determines to advance in those territories. Although we will still lead development and commercialization activities in North America and China for our product candidates arising from our CD19 program and any other program for which Celgene exercises an option, Celgene’s development and commercialization activities in the territories where it is the lead party may adversely impact our own efforts in North America and China and lead to changes to clinical and regulatory development strategy for associated product candidates that may impact development timelines. Celgene will also require some level of assistance from us with respect to product candidates from the CD19 program and product candidates from any other programs it opts into, and this assistance could be burdensome on our organization and resources and disrupt our own development and commercialization activities. Celgene will also be subject to many of the same risks that are set forth in this "Risk Factors" section pertaining to operations and government regulation, which may adversely affect Celgene’s ability to develop and commercialize collaboration products.
In early 2016, we and WuXi AppTec formed a new company, JW Therapeutics (Shanghai) Co., Ltd, to develop and commercialize cell-based immunotherapies for patients with hematologic and solid organ cancers in China. We have limited control over JW Therapeutics (Shanghai) Co., Ltd and so we will be subject to many of the same risks set forth above with respect to collaborations. JW Therapeutics (Shanghai) Co., Ltd will also be subject to many of the same risks that are set forth in this "Risk Factors" section pertaining to operations, government regulation, and intellectual property, which may adversely affect JW Therapeutics (Shanghai) Co., Ltd’s ability to develop and commercialize products.
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
We are conducting a Phase I trial in adult r/r NHL with JCAR017 and are planning to commence a registration trial in r/r NHL this year, and we plan to conduct additional clinical trials in other B cell malignancies, including r/r CLL, adult r/r ALL, and pediatric r/r ALL, using this product candidate or a similar product candidate. If the results of these trials are sufficiently compelling, we intend to discuss with the FDA filing BLAs for accelerated approval of the associated product candidates as treatments for patients who are refractory to currently approved treatments in these indications.
The FDA generally requires a BLA to be supported by two adequate and well-controlled Phase III studies or one large and robust, well-controlled Phase III study in the patient population being studied that provides substantial evidence that a biologic is safe, pure and potent. Phase III clinical studies typically involve hundreds of patients, have significant costs and take years to complete. However, product candidates studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA may require a sponsor of a drug or biologic receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug or biologic may be subject to withdrawal procedures by the FDA that are more accelerated than those available for regular approvals. We believe our accelerated approval strategy is warranted given the currently limited alternative therapies for patients with r/r NHL. r/r CLL, and r/r ALL, but the FDA may not agree or alternative therapies may enter the market that cause the FDA to determine that the accelerated approval framework is no longer appropriate in those indications. The FDA may ultimately require one or multiple Phase III clinical trials prior to approval, particularly because our product candidates are novel and personalized treatments.
As part of its marketing authorization process, the European Medicines Agency ("EMA") may grant marketing authorizations on the basis of less complete data than is normally required, when, for certain categories of medicinal products, doing so may meet unmet medical needs of patients and serve the interest of public health. In such cases, it is possible for the Committee for Medicinal Products for Human Use ("CHMP") to recommend the granting of a marketing authorization, subject to certain specific obligations to be reviewed annually, which is referred to as a conditional marketing authorization. This may apply to medicinal products for human use that fall under the jurisdiction of the EMA, including those that aim at the treatment, the prevention, or the medical diagnosis of seriously debilitating diseases or life-threatening diseases and those designated as orphan medicinal products.
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
The clinical trials of our product candidates are, and the manufacturing and marketing of our products will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. In particular, because our product candidates are subject to regulation as biological drug products, we will need to demonstrate that they are safe, pure, and potent for use in their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use. The risk/benefit profile required for product licensure will vary depending on these factors and may include not only the ability to show tumor shrinkage, but also adequate duration of response, a delay in the progression of the disease, and/or an improvement in survival. For example, response rates from the use of our product candidates may not be sufficient to obtain regulatory approval unless we can also show an adequate duration of response. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. The results of studies in one set of patients or line of treatment may not be predictive of those obtained in another. We expect there may be greater variability in results for products processed and administered on a patient-by-patient basis, as anticipated for our product candidates, than for "off-the-shelf" products, like many other drugs. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization.
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
As with most biological drug products, use of our product candidates could be associated with side effects or adverse events which can vary in severity from minor reactions to death and in frequency from infrequent to prevalent. It is not uncommon for there to be treatment-related deaths in clinical trials in advanced cancer patients, and even some standard of care treatments, such as HSCT, are associated with a level of treatment-related mortality. Undesirable side effects or unacceptable toxicities caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical trials. We have seen CRS or neurotoxicity in patients who received JCAR015, JCAR017, and JCAR014. We have also seen CRS with JCAR018 and JTCR016. These events may require admission to the intensive care unit and, in some severe cases, have resulted in death. Characteristic symptoms of CRS include fever, low blood pressure, nausea, difficulty breathing, and oxygen deficiency. Characteristic symptoms of neurotoxicity include encephalopathy, headache, seizure, tremor, confusion, and aphasia. Fatal events of cerebral edema have also been observed. Other treatment emergent adverse events, whether or not treatment related, occurring in at least 25% of patients across our CD19 product candidates include cytopenias, febrile neutropenia, electrolyte abnormalities, hypotension, infections, pyrexia, fatigue, and hyperglycemia.
Undesirable side effects or deaths in clinical trials with our product candidates may cause the FDA or comparable foreign regulatory authorities to place a clinical hold on the associated clinical trials or otherwise to delay or deny approval of our product candidates for any or all targeted indications. For instance, in July 2016, the FDA placed our JCAR015 Phase II trial in r/r ALL on clinical hold after we observed an increased incidence of severe neurotoxicity, including two patients who died in late June 2016 from cerebral edema. After a protocol amendment, the clinical hold was removed a few days later and the trial resumed. However, in November 2016, the FDA again placed our trial on clinical hold after the occurrence of two more deaths from cerebral edema in the trial. Following the November 2016 events, we conducted an investigation into the toxicity and identified multiple factors that may have contributed to this increased risk, including patient specific factors, the conditioning chemotherapy patients received, and factors related to the product, but we cannot know that we have identified the root causes of the toxicity to sufficiently prevent its occurrence in the future. We subsequently determined to discontinue Juno development of JCAR015. We cannot provide any assurances that there will not be further treatment-related severe adverse events or deaths with other product candidates, from cerebral edema or otherwise, that the trials for those other product candidates will not be placed on clinical hold in the future, or that patient recruitment for trials with our other product candidates will not be adversely impacted by the events with JCAR015, any of which could materially and adversely affect our business and prospects.
Negative side effects could also result in a more restrictive label for any product that is approved. Side effects such as toxicity or other safety issues associated with the use of our product candidates could also require us or our collaborators to perform additional studies or halt development or sale of these product candidates.
Treatment-related side effects or clinical holds could also affect patient recruitment or the ability of enrolled subjects to complete the trial, or could result in potential product liability claims. In addition, these side effects may not be appropriately or timely recognized or managed by the treating medical staff, particularly outside of the research institutions that collaborate with us, as toxicities resulting from personalized T cell therapy are not normally encountered in the general patient population and by medical personnel. We expect to have to train medical personnel using our product candidates to understand their side effect profiles, both for our planned clinical trials and upon any commercialization of any product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in adverse effects to patients, including death. Any of these occurrences may materially and adversely harm our business, financial condition and prospects.
Undesirable side effects or deaths in clinical trials conducted by others in the engineered T cell therapy field may also adversely impact our own prospects with the FDA or comparable foreign regulatory authorities and may adversely impact our own patient recruitment activities if enthusiasm for the prospects of engineered T cell therapy generally is diminished.
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

•
we may be required by the FDA to create a risk evaluation and mitigation strategy ("REMS") plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers, and/or other elements to assure safe use;

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
We and our collaborators are simultaneously pursuing clinical development of multiple product candidates developed employing our CAR and TCR technologies. We are at an early stage of development and our technology platform has not yet led, and may never lead, to approved or commercially successful products.
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
Even if we receive FDA approval to market additional product candidates, whether for the treatment of cancers or other diseases, we cannot assure you that any such product candidates will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. Further, because of our limited financial and managerial resources, we are required to focus our research programs on certain product candidates and on specific diseases. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forgo or delay pursuit of opportunities with other product candidates or other diseases that may later prove to have greater commercial potential, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to retain sole development and commercialization rights. For additional information regarding the factors that will affect our ability to achieve revenue from product sales, see the risk factor above "—We have never generated any revenue from sales of cell-therapy products and our ability to generate revenue from cell-therapy product sales and become profitable depends significantly on our success in a number of factors."
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
Our product candidates are biologics and the process of manufacturing our products is complex, highly-regulated and subject to multiple risks. The manufacture of our product candidates involves complex processes, including harvesting T cells from patients, genetically modifying the T cells ex vivo, multiplying the T cells to obtain the desired dose, and ultimately infusing the T cells back into a patient’s body. As a result of the complexities, the cost to manufacture biologics in general, and our genetically modified cell product candidates in particular, is generally higher than traditional small molecule chemical compounds, and the manufacturing process is less reliable and is more difficult to reproduce. Our manufacturing process will be susceptible to product loss or failure, or product variation that may adversely impact patient outcomes, due to logistical issues associated with the collection of white blood cells, or starting material, from the patient, shipping such material to the manufacturing site, shipping the final product back to the patient, and infusing the patient with the product, manufacturing issues or different product characteristics resulting from the differences in patient starting materials, variations between reagent lots, interruptions in the manufacturing process, contamination, equipment or reagent failure, improper installation or operation of equipment, vendor or operator error, inconsistency in cell growth, and variability in product characteristics. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. If for any reason we lose a patient’s starting material or later-developed product at any point in the process, the manufacturing process for that patient will need to be restarted and the resulting delay may adversely affect that patient’s outcome. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Because our product candidates are manufactured for each particular patient, we will be required to maintain a chain of identity with respect to materials as they move from the patient to the manufacturing facility, through the manufacturing process, and back to the patient. Maintaining such a chain of identity is difficult and complex, and failure to do so could result in adverse patient outcomes, loss of product, or regulatory action including withdrawal of our products from the market.
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
We also may make changes to our manufacturing process at various points during development, and even after commercialization, for various reasons, such as controlling costs, achieving scale, decreasing processing time, increasing manufacturing success rate, or other reasons. Such changes carry the risk that they will not achieve their intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of our ongoing clinical trials, future clinical trials, or the performance of the product, once commercialized. In some circumstances, changes in the manufacturing process may require us to perform ex vivo comparability studies and to collect additional data from patients prior to undertaking more advanced clinical trials. For instance, changes in our process during the course of clinical development may require us to show the comparability of the product used in earlier clinical phases or at earlier portions of a trial to the product used in later clinical phases or later portions of the trial. We may also make further changes to our manufacturing process before or after commercialization, and such changes may require us to show the comparability of the resulting product to the product used in the clinical trials using earlier processes. We may be required to collect additional clinical data from any modified process prior to obtaining marketing approval for the product candidate produced with such modified process. If clinical data are not ultimately comparable to that seen in the earlier trials in terms of safety or efficacy, we may be required to make further changes to our process and/or undertake additional clinical testing, either of which could significantly delay the clinical development or commercialization of the associated product candidate.
We expect our manufacturing strategy will involve the use of our manufacturing facility in Bothell, Washington, and potentially additional Juno-operated manufacturing facilities or one or more CMOs, to manufacture our product candidates. We also plan to manufacture certain of the reagents used for making our product candidates ourselves. We expect that development of our own manufacturing capabilities, as well as manufacturing some of our own reagents, will provide us with enhanced control of material supply for both clinical trials and the commercial market, enable the more rapid implementation of process changes, and allow for better long-term margins. However, we have limited experience as a company manufacturing product candidates for use in the clinic and no experience as a company manufacturing product candidates for commercial supply, and we have only limited experience (through our German subsidiary) in manufacturing reagents. We may never be successful in manufacturing product candidates or reagents in sufficient quantities or with sufficient quality for clinical or commercial use. We may establish multiple manufacturing facilities as we expand our commercial footprint to multiple geographies, which may lead to regulatory delays or prove costly.
Even if we are successful in developing our manufacturing capabilities sufficient for clinical and commercial supply, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, operator error, natural disasters, availability of qualified personnel, difficulties with logistics and shipping, problems regarding yields or stability of product, contamination or other quality control issues, power failures, and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.
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
We also will need to assist Celgene with the transfer of our manufacturing processes for our CD19 product candidates, and product candidates for any other programs for which they exercise an option, to geographies outside of North America and China. The transfer of process to Celgene, or to CMOs selected by Celgene, and the actual manufacture of our product candidates by Celgene or its selected CMOs, will be subject to the same types of risk as set forth above and may not ultimately be successful or may take longer to succeed than expected, which could delay or impair development and commercialization activities in those geographies, which would have an adverse effect on our business. Such transfer activities will also require a significant amount of attention from our personnel, which may disrupt our other development and commercialization activities, which in turn may have an adverse effect on our business. Additionally, in the interim we may need to manufacture product candidates out of our existing facilities for use in clinical trials in the Celgene territories, which may disrupt our own clinical activities and, to the extent we are not able to produce product candidate in the volumes required by Celgene or experience difficulties coordinating manufacturing in the United States with patient material collection and treatment centers in the Celgene territories, may also lead to delays in development plans in such Celgene territories. To the extent product candidates need to be shipped across international borders for use in clinical trials in the Celgene territories, there may be shipping, customs, or other import/export related delays that could lead to a loss of a patient’s manufactured product, which could prevent patients from being treated or require a new batch to be manufactured from the patient’s starting material. Losses of this sort could cause delays in the associated clinical trials, which could delay or prevent the clinical development and commercialization of our product candidates in the Celgene territories.

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

•
Manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with current good manufacturing practices ("cGMPs") and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

•
We may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our products, or in the manufacture of the custom materials or reagents used in the manufacture thereof.

•	Our third-party manufacturers could breach or terminate their agreement with us.

•
Raw materials, reagents, and components used in the manufacturing process, particularly those for which we have no other source or supplier, may not be available or may not be suitable or acceptable for use due to material or component defects, or may introduce variability into our final products.

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
Manufacturing our product candidates requires many reagents, which are substances used in our manufacturing processes to bring about chemical or biological reactions, and other specialty materials and equipment, some of which are manufactured or supplied by small companies with limited resources and experience to support commercial biologics production. We currently depend on a limited number of vendors for certain materials and equipment used in the manufacture of our product candidates. Some of these suppliers may not have the capacity to support commercial products manufactured under cGMP by biopharmaceutical firms or may otherwise be ill-equipped to support our needs. Reagents and other key materials from these suppliers may have inconsistent attributes and introduce variability into our manufactured product candidates, which may contribute to variable patient outcomes and possible adverse events. We also do not have supply contracts with many of these suppliers and may not be able to obtain supply contracts with them on acceptable terms or at all. Accordingly, we may experience delays in receiving key materials and equipment to support clinical or commercial manufacturing.
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
We do and will continue to rely in significant part on outside scientists and their third-party research institutions for research and development and early clinical testing of our product candidates. These scientists and institutions may have other commitments or conflicts of interest, which could limit our access to their expertise and harm our ability to leverage our technology platform.
We rely to a large extent at present on our third-party research institution collaborators for research and development capabilities. Currently, SCRI is conducting a Phase I/II clinical trial using JCAR017 to address pediatric ALL and a Phase I trial using JCAR023 to address refractory or recurrent pediatric neuroblastoma; FHCRC is conducting a Phase I/II clinical trial using JCAR014 to address ALL, NHL, and CLL, a Phase Ib trial using JCAR014 in combination with durvalumab to address NHL, a Phase I trial using our CD19-directed product candidate incorporating a fully human binding domain to address certain adult B cell malignancies, a Phase I trial using JCAR024 to address ROR-1 expressing cancers, a Phase I/II trial using JTCR016 to address newly diagnosed or relapsed high risk AML, and a Phase I/II trial using JTCR016 to address advanced NSCLC and mesothelioma; MSK is conducting Phase I clinical trial using a BCMA-directed product candidate to address multiple myeloma and a Phase I trial with JCAR020 to address ovarian cancer; and Peter MacCallum Cancer Centre is conducting a Phase I clinical trial using a Lewis Y-directed CAR T cell product candidate to address lung cancer. Each of these clinical trials addresses a limited number of patients. We expect to use the results of these trials, if favorable, to help support the filing with the FDA of Juno-sponsored INDs to conduct more advanced clinical trials with the corresponding product candidates. We are conducting the Phase I clinical trial of JCAR017 in aggressive r/r NHL under a Juno-sponsored IND.
With respect to our CD22 product candidate, JCAR018, the NCI is conducting a clinical trial of the product candidate for the treatment of pediatric and young adult r/r ALL and r/r NHL. If the results of this trial are compelling, we expect to use the results of the NCI's clinical trial to support the filing with the FDA of a Juno-sponsored IND to conduct more advanced clinical trials of JCAR018 or another CD22-directed product candidate, alone or in combination with CD19-directed therapy.
We also fund research and development under agreements with FHCRC, MSK, and SCRI, among other institutions. However, the research we are funding constitutes only a small portion of the overall research of each research institution. Other research being conducted by these institutions may at times receive higher priority than research on the programs we are funding. We typically have less control of the research, clinical trial protocols, and patient enrollment than we might with activity led by Juno employees.
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
Our existing agreements with our collaboration partners may be subject to termination by the counterparty upon the occurrence of certain circumstances as described in more detail under the caption "Licenses and Third-Party Collaborations" in Part I—Item 1—"Business" of this report. If any of our collaboration partners terminates their collaboration agreement, the research and development of the relevant product candidate would be suspended, and we may be unable to research, develop, and license future product candidates. We may be required to devote additional resources to the development of our product candidates or seek a new collaboration partner, and the terms of any additional collaborations or other arrangements that we establish may not be favorable to us. In addition, there is a natural transition period when a new third-party begins work. In addition, switching or adding third parties to conduct our clinical trials involves substantial cost and requires extensive management time and focus. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines.
We will be highly dependent on the NCI for early clinical testing of JCAR018.
In December 2014, we entered into an exclusive license agreement with Opus Bio pursuant to which Opus Bio has granted us an exclusive, worldwide, sublicensable license under certain patent rights related to a CD22-directed CAR product candidate, JCAR018. In connection therewith, the NCI agreed to separate the activities that are exclusively related to CD22 under its agreement with Opus Bio and to enter into a separate agreement with us (the "Juno CRADA"), on the same terms as such agreement and incorporate such activities into its agreement with us.
The NCI has commenced a Phase I clinical trial of JCAR018 for the treatment of pediatric and young adult r/r ALL and r/r NHL. If the results of this trial are compelling, we expect to use the results of the NCI's clinical trial to support the filing with the FDA of a Juno-sponsored IND to conduct more advanced clinical trials of JCAR018 or another CD22-directed product candidate, alone or in combination with CD19-directed therapy. However, we will have limited control over the nature or timing of the NCI's clinical trial and limited visibility into their day-to-day activities, including manufacturing activities. For example, the clinical trial will constitute only a small portion of the NCI's overall research and the research of the principal investigators. Other research being conducted by the principal investigators may at times receive higher priority than research on JCAR018. We will also be dependent on the NCI to provide us with data, include batch records, to support the filing of our IND. These factors could adversely affect the timing of our IND filing. Additionally, the NCI manufactures drug product and we do not control the process or facility. While JCAR018 was not impacted, certain non-Juno product candidates’ development was delayed in 2016 due to contamination issues at another NCI cell manufacturing facility.
The NCI may unilaterally terminate our rights under the Juno CRADA at any time for any reason or for no reason upon at least 60 days prior written notice. If the NCI unilaterally terminates the Juno CRADA, the research and development under the Juno CRADA would be suspended and we may lose certain of our data rights, which may impair our ability to obtain regulatory approval of JCAR018.
Our results of operations and financial position could be negatively impacted if our tax positions are challenged by tax authorities or if there are adverse changes in tax laws and regulations .
We are a U.S.-based multinational company subject to tax in certain U.S. and foreign tax jurisdictions. United States federal, state and local, as well as international tax laws and regulations are extremely complex and subject to varying interpretations.

Although we believe that our tax estimates and tax positions are reasonable, there can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge. If we are unsuccessful in such a challenge, the relevant tax authorities may assess additional taxes, which could result in adjustments to, or impact the timing or amount of, taxable income, deductions or other tax allocations, which may adversely affect our results of operations and financial position. Presently, our German subsidiary is under examination by the German tax authorities for the years ended December 31, 2013 through December 31, 2015.
We could also be adversely affected in the future by changes in applicable tax laws, regulations, or administrative interpretations thereof. The Trump Administration and key members of Congress have made public statements indicating that U.S. corporate tax reform is a high priority, and the U.S. Congress is expected to propose sweeping changes to the U.S. tax system, including changes to corporate tax rates and the taxation of income earned outside the United States (including the taxation of previously unrepatriated foreign earnings). A change to the U.S. tax system, a change to the tax system in a jurisdiction where we have significant operations, or a change in tax law in other jurisdictions where we do business, could have a material and adverse effect on our business and on the results of our operations.
If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our product candidates.
Our operations have required substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the clinical development of our product candidates, including our ongoing and planned clinical trials for our CD19 and BCMA product candidates. If approved, we will require significant additional amounts in order to launch and commercialize our product candidates.
As of December 31, 2016, we had $922.3 million in cash, cash equivalents, and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next 12 months. However, changing circumstances or business opportunities, within or beyond our control, may lead us to use our capital faster than we currently anticipate. We may ultimately need to raise additional funds for the further development and commercialization of our product candidates or to pursue strategic transactions and other business opportunities that arise.
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
Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers in a position to receive third line therapy and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. For instance, with our CD19 product candidates we expect to initially target a small patient population that suffers from certain types of aggressive NHL, r/r CLL, and r/r ALL. Even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications, including use as a first or second line therapy.
Our market opportunities may also be limited by competitor treatments that may enter the market. See the risk factor below "—We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively."
We plan to seek orphan drug designation for some or all of our CD19 product candidates across various indications, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug designation, including market exclusivity, which may cause our revenue, if any, to be reduced.
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
If a product that has orphan drug designation subsequently receives the first FDA approval of that particular product for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a BLA, to market the same biologic (meaning, a product with the same principal molecular structural features) for the same indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan drug exclusivity or if FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. As a result, even if one of our product candidates receives orphan exclusivity, the FDA can still approve other biologics that do not have the same principal molecular structural features for use in treating the same indication or disease or the same biologic for a different indication or disease during the exclusivity period. Furthermore, the FDA can waive orphan exclusivity if we are unable to manufacture sufficient supply of our product or if a subsequent applicant demonstrates clinical superiority over our product.
We plan to seek orphan drug designation for some or all of our CD19 product candidates in specific orphan indications in which there is a medically plausible basis for the use of these products. We have obtained orphan drug designation for JCAR017 for the treatment of each of DLBCL, CLL, and ALL. Even when we obtain orphan drug designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition, or if a subsequent applicant demonstrates clinical superiority over our products, if approved. In addition, although we intend to seek orphan drug designation for other product candidates, we may never receive such designations.
We plan to seek but may fail to obtain breakthrough therapy designation, and Celgene may seek but may fail to obtain access to PRIME, for some or all of our CD19 product candidates across various indications.
In 2012, the FDA established a breakthrough therapy designation which is intended to expedite the development and review of product candidates that treat serious or life-threatening diseases when "preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development." The designation of a product candidate as a breakthrough therapy provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate and ensure collection of appropriate data needed to support approval; more frequent written correspondence from FDA about such things as the design of the proposed clinical trials and use of biomarkers; intensive guidance on an efficient drug development program, beginning as early as Phase I; organizational commitment involving senior managers; and eligibility for rolling review and priority review. Similarly, the EMA has established the PRIME scheme to expedite the development and review of product candidates that show a potential to address to a significant extent an unmet medical need, based on early clinical data.
We intend to seek breakthrough therapy designation, and Celgene may seek access to PRIME, for some or all of our CD19 product candidates that may qualify. We have obtained breakthrough therapy designation for JCAR017 for the treatment of r/r aggressive large B cell NHL, including DLBCL, not otherwise specified (de novo or transformed from indolent lymphoma), primary mediastinal B-cell lymphoma (PMBCL), or follicular lymphoma grade 3B. Celgene has obtained access to PRIME for JCAR017 for the treatment of r/r DLBCL. There is no assurance that we will obtain breakthrough therapy designation, or that Celgene will obtain access to PRIME, for any of our other product candidates.
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
Specifically, genetically engineering T cells faces significant competition in both the CAR and TCR technology space from multiple companies and their collaborators, such as Novartis/University of Pennsylvania, Kite / Amgen / NCI, Cellectis / Pfizer / Servier, Johnson & Johnson / Transposagen Biopharmaceuticals, bluebird bio, Bellicum, Celyad, Cell Design Labs, NantKwest, Intrexon / Ziopharm / MD Anderson Cancer Center, Unum Therapeutics, Adaptimmune / GlaxoSmithKline, ImmunoCellular Therapeutics, Adicet Bio, and Autolus. We also face competition from non-cell based treatments offered by companies such as Amgen, Pfizer, Abbvie, AstraZeneca, Bristol-Myers, Incyte, Merck, Roche, Regeneron, Corvus, Macrogenics, and Johnson & Johnson.
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
For additional information regarding our competition, see the section captioned "Competition" in Part I—Item 1—"Business" located elsewhere in this report.
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
We conduct most of our operations at our facilities in Seattle and Bothell, Washington, in a region that is headquarters to many other biopharmaceutical companies and many academic and research institutions. We also have operations in Massachusetts and Germany and currently have employees in both geographies. Competition for skilled personnel is intense in all of these geographies and the turnover rate can be high, which may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. We expect that we will need to recruit talent from outside of the regions in which we currently operate, and doing so may be costly and difficult. Further expansion into additional states or countries could also increase our regulatory and legal risks.
To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided restricted stock and stock option grants that vest over time. The value to employees of these equity grants that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain "key man" insurance policies on the lives of all of these individuals or the lives of any of our other employees.
We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.
As of December 31, 2016, we had 553 employees worldwide, most of whom are full time. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we must add a significant number of additional research and development, managerial, operational, sales, marketing, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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
We have agreed to make success payments to each of FHCRC and MSK pursuant to the terms of our agreements with each of those entities. These success payments will be based on increases in the estimated fair value of our common stock, payable in cash or publicly-traded equity at our discretion. The term of these obligations may last up to 11 years. Success payments will be owed (if applicable) after measurement of the value of our common stock in connection with the following valuation measurement dates during the term of the success payment agreement: (1) December 19, 2014, which was the date our common stock first became publicly traded; (2) the date on which we sell, lease, transfer or exclusively license all or substantially all of our assets to another company; (3) the date on which we merge or consolidate with or into another entity (other than a merger in which our pre-merger stockholders own a majority of the shares of the surviving entity); (4) any date on which ARCH Venture Fund VII, L.P. or C.L. Alaska L.P. transfers a majority of its shares of company capital stock held by it on such date to a third party; (5) every second anniversary of any event described in the preceding clauses (1), (2), (3) or (4), but, in the case of FHCRC, only upon a request by FHCRC made within 20 calendar days after receiving written notice from us of such event; and (6) the last day of the 11 year period. The amount of a success payment is determined based on whether the value of our common stock meets or exceeds certain specified threshold values ascending, in the case of FHCRC, from $20.00 per share to $160.00 per share and, in the case of MSK, from $40.00 per share to $120.00 per share, in each case subject to adjustment for any stock dividend, stock split, combination of shares, or other similar events. Each threshold is associated with a success payment, ascending, in the case of FHCRC, from $10.0 million at $20.00 per share to $375.0 million at $160.00 per share and, in the case of MSK, from $10.0 million at $40.00 per share to $150.0 million at $120.00 per share, payable if such threshold is reached. The maximum aggregate amount of success payments to FHCRC is $375.0 million and to MSK is $150.0 million, in each case subject to cost offsets related to our cash payments for collaboration activities. In December 2015, success payments to FHCRC were triggered in the aggregate amount of $75.0 million, less indirect cost offsets of $3.3 million, and a success payment to MSK was triggered in the amount of $10.0 million, less indirect cost offsets of $1.0 million. We elected to make the payment to FHCRC and MSK in shares of our common stock, and thereby issued 1,601,085 and 240,381 shares of our common stock to FHCRC in December 2015 and to MSK in March 2016, respectively. In April 2016, we agreed to repurchase the shares issued to MSK at a price per share equal to $41.90. See the section captioned "Licenses and Third-Party Collaborations" in Part I—Item 1—"Business" in this report for further discussion of these success payments.
The next anticipated valuation measurement date at which success payments may be triggered is December 19, 2018. Success payments will only be triggered on that date to the extent the average closing price of a share of our common stock over the consecutive 90 calendar day period preceding December 19, 2018 meets or exceeds $60.00, subject to adjustment for any stock dividend, stock split, combination of shares, and other similar events. In order to satisfy our obligations to make these success payments, if and when they are triggered, we may issue equity securities that may cause dilution to our stockholders, or we may use our existing cash or incur debt obligations to satisfy the success payment obligation in cash, which may adversely affect our financial position.
The success payment obligations to FHCRC and MSK may cause GAAP operating results to fluctuate significantly from quarter to quarter, which may reduce the usefulness of our GAAP financial statements.
Our success payment obligations to FHCRC and MSK are recorded as a liability on our balance sheet. Under generally accepted accounting principles in the United States ("GAAP"), we are required to estimate the fair value of this liability as of each quarter end and changes in estimated fair value are amortized using the accelerated attribution method over the remaining term of the corresponding collaboration agreement. Factors that may lead to increases or decreases in the estimated fair value of this liability include, among others, changes in the value of the common stock, change in volatility, changes in the applicable term of the success payments, changes in the risk free rate, and changes in the estimated indirect costs that are creditable against FHCRC and MSK success payments. A small change in the inputs and related assumptions may have a relatively large change in the estimated valuation and associated liability and resulting expense or gain. For instance, see Note 7 to our audited consolidated financial statements included in this report for a sensitivity analysis showing the impact that a hypothetical change in the value of our common stock would have had on our results for the year ended December 31, 2016. As a result, our operating results and financial condition as reported by GAAP may fluctuate significantly from quarter to quarter and from year to year and may reduce the usefulness of our GAAP financial statements.

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
Despite the implementation of security measures, our internal computer systems and those of our future CROs and other contractors and consultants are vulnerable to damage from computer viruses and unauthorized access. Although to our knowledge we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on our third-party research institution collaborators for research and development of our product candidates and other third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information or patient information, we could incur liability and the further development and commercialization of our product candidates could be delayed.
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
As of December 31, 2016, we had U.S. federal net operating loss carryforwards of approximately $249.4 million, which will begin to expire in 2033. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change" (generally defined as a greater than 50-percentage- point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. As a result of our transactions that have occurred since our incorporation in August 2013, including our initial public offering, we have experienced such "ownership changes," but we have determined that our use of pre-change net operating loss carryforwards and other pre-change tax attributes is not subject to a material annual limitation. However, we may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which changes are outside our control. As a result, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to further limitation.

Risks Related to Government Regulation
The FDA regulatory approval process is lengthy, time-consuming, and inherently unpredictable, and we may experience significant delays in the clinical development and regulatory approval, if any, of our product candidates.
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing, and distribution of drug products, including biologics, are subject to extensive regulation by the FDA and other regulatory authorities in the United States. We are not permitted to market any biological drug product in the United States until we receive approval of a BLA from the FDA. We have not previously submitted a BLA to the FDA, or similar approval filings to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe, pure, and potent for each desired indication. The BLA must also include significant information regarding the chemistry, manufacturing, and controls for the product, and the manufacturing facilities must complete a successful pre-license inspection. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has limited experience with commercial development of genetically modified T cell therapies for cancer. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support licensure. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain licensure of the product candidates based on the completed clinical trials. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive, and lengthy, and approval may not be obtained. In addition, clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

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
Patient enrollment is a significant factor in the timing of clinical trials and is affected by many factors. See the risk factor above "—If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected" for additional information on risks related to patient enrollment.
Further, a clinical trial may be suspended or terminated by us, the IRBs for the institutions in which such trials are being conducted, or the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate adequate benefit from using a product candidate, changes in governmental regulations or administrative actions, or lack of adequate funding to continue the clinical trial. Some studies, including our TRANSCEND trial for JCAR017, include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides a recommendation for whether or not a study should move forward at designated check points based on access to certain data from the study and may recommend the suspension of the clinical trial if it determines that there is an unacceptable safety risk for subjects or on other grounds, such as no demonstration of efficacy, insufficient pace of enrollment, or lack of adherence to protocol. The recommendations of the data safety monitoring board are then considered by us, the trial site IRBs, and the FDA or other regulatory agencies, and may impact our or their decisions regarding the continuation, suspension, or termination of a clinical trial.
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
The FDA strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. The policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. Notably, on January 23, 2017, President Trump ordered a hiring freeze for all executive departments and agencies, including the FDA, which prohibits the FDA from filling employee vacancies or creating new positions. Under the terms of the order, the freeze will remain in effect until implementation of a plan to be recommended by the Director for the Office of Management and Budget ("OMB") in consultation with the Director of the Office of Personnel Management, to reduce the size of the federal workforce through attrition. An under-staffed FDA could result in delays in FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Moreover, on January 30, 2017, President Trump issued an Executive Order directing all executive agencies, including the FDA, that, for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. It is difficult to predict how these requirement will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose restrictions on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. In addition, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.
In addition, if we were able to obtain accelerated approval of any of our CD19 product candidates or any of our other product candidates, the FDA would require us to conduct a confirmatory study to verify the predicted clinical benefit and additional safety studies. The results from the confirmatory study may not support the clinical benefit, which would result in the approval being withdrawn. While operating under accelerated approval, we will be subject to certain restrictions that we would not be subject to upon receiving regular approval.
Our product candidates are regulated as biologic products, which may face competition sooner than anticipated.
The Affordable Care Act, signed into law in 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

We believe that any of our product candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.
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
The use of engineered T cells as a potential cancer treatment is a recent development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers, and others in the medical community. We expect physicians in the large bone marrow transplant centers to be particularly influential, and we may not be able to convince them to use our product candidates for many reasons. For example, certain of the product candidates that we will be developing target a cell surface marker that may be present on cancer cells as well as non-cancerous cells. It is possible that our product candidates may kill these non-cancerous cells, which may result in unacceptable side effects, including death. Additional factors will influence whether our product candidates are accepted in the market, including:

•	the clinical indications for which our product candidates are approved;

•	physicians, hospitals, cancer treatment centers, and patients considering our product candidates, or CAR or TCR product candidates generally, as a safe and effective treatment;

•	the potential and perceived advantages of our product candidates over alternative treatments;

•	the prevalence and severity of any side effects;

•	product labeling or product insert requirements of the FDA or other regulatory authorities;

•	limitations or warnings contained in the labeling approved by the FDA;

•	the timing of market introduction of our product candidates as well as competitive products;

•	the cost of treatment in relation to alternative treatments;

•	the amount of upfront costs or training required for physicians to administer our product candidates;

•	the availability of adequate coverage, reimbursement, and pricing by third-party payors and government authorities;

•	the willingness of patients to pay out-of-pocket in the absence of coverage and reimbursement by third-party payors and government authorities;

•	relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies; and

•	the effectiveness of our sales and marketing efforts and distribution support.
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
We intend to seek approval to market our product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU, the pricing of biologics is subject to governmental control and other market regulations which could put pressure on the pricing and usage of our product candidates. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our product candidates and may be affected by existing and future health care reform measures.
Healthcare legislative reform measures, or public focus on product pricing, may have a material adverse effect on our business and results of operations.
Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Affordable Care Act was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research. There have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future, particularly in light of the new presidential administration and U.S. Congress. In addition, Congress could consider subsequent legislation to replace repealed elements of the Affordable Care Act. At this time, the full effect that the Affordable Care Act and any subsequent legislation would have on our business remains unclear.
We expect that the new presidential administration and U.S. Congress will seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. Since taking office, President Trump has continued to support the repeal of all or portions of the Affordable Care Act. In January 2017, the House and Senate passed a budget resolution that authorizes congressional committees to draft legislation to repeal all or portions of the Affordable Care Act and permits such legislation to pass with a majority vote in the Senate. President Trump has also recently issued an executive order in which he stated that it is his administration’s policy to seek the prompt repeal of the Affordable Care Act and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the provisions of the Affordable Care Act to the maximum extent permitted by law. There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.
In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect through 2025 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012, was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, the 21st Century Cures Act changed the reimbursement methodology for infusion drugs and biologics furnished through durable medical equipment in an attempt to remedy over- and underpayment of certain drugs.
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
We are exposed to the risk of fraud, misconduct or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and negligent conduct that fails to: comply with the laws of the FDA and other similar foreign regulatory bodies; provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies; comply with manufacturing standards we have established; comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws; or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices.
These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Additionally, we are subject to the risk that a person or government agency could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.
We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, physician payment transparency laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.
If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations. These laws may impact, among other things, our current activities with clinical study investigators and research subjects, as well as proposed sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

•
federal civil and criminal false claims laws and civil monetary penalty laws, including the False Claims Act, which impose criminal and civil penalties, including through civil "qui tam" or "whistleblower" actions, against individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other third-party payors that are false or fraudulent or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation;

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

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and

•
analogous state and foreign laws and regulations, such as state and foreign anti-kickback, false claims, consumer protection and unfair competition laws which may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payer, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws.
Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.
Risks Related to Intellectual Property
We depend on intellectual property licensed from third parties and termination of any of these licenses could result in the loss of significant rights, which would harm our business.
We are dependent on patents, know-how, and proprietary technology, both our own and licensed from others. Any termination of these licenses could result in the loss of significant rights and could harm our ability to commercialize our product candidates. See the section captioned "Licenses and Third-Party Collaborations" in Part I—Item 1—"Business" of this report for additional information regarding our license agreements.
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
Composition of matter patents for biological and pharmaceutical products such as CAR or TCR product candidates are generally considered to be the strongest form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. We cannot be certain, however, that the claims in our pending patent applications covering the composition of matter of our product candidates will be considered patentable by the United States Patent and Trademark Office ("USPTO"), or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products "off-label" for those uses that are covered by our method of use patents. Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute.
The strength of patents in the biotechnology and pharmaceutical field can be uncertain, and evaluating the scope of such patents involves complex legal and scientific analyses. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the validity, enforceability, or scope thereof, which may result in such patents being narrowed, invalidated, or held unenforceable. For example, in 2015, Kite filed a petition with the USPTO for inter partes review of U.S. Patent No. 7,446,190, a patent that we have exclusively licensed from MSK. Although the USPTO upheld all the claims of this patent in December 2016, Kite has appealed this decision. If Kite is successful in its appeal, one or more of the patent's claims could be narrowed or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing their products to avoid being covered by our claims. If the breadth or strength of protection provided by the patent applications we hold with respect to our product candidates is threatened, this could dissuade companies from collaborating with us to develop, and could threaten our ability to commercialize, our product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced. Because patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates. Furthermore, for U.S. applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. For U.S. applications containing a claim not entitled to priority before March 16, 2013, there is a greater level of uncertainty in the patent law in view of the passage of the America Invents Act, which brought into effect significant changes to the U.S. patent laws, including new procedures for challenging pending patent applications and issued patents.
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
Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Third parties may assert that we infringe their patents, or that we are otherwise employing their proprietary technology without authorization, and may sue us. For instance, Novartis Pharmaceutical Corporation has asserted in writing its belief that we infringe the following patents controlled by Novartis Pharmaceutical Corporation: U.S. Patent Nos. 7,408,053, 7,205,101, 7,527,925, and 7,442,525. There may be third-party patents of which we are currently unaware with claims to compositions, formulations, methods of manufacture, or methods of use or treatment that cover our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies or the manufacture, use, or sale of our product candidates infringes upon these patents. If any such third-party patents were held by a court of competent jurisdiction to cover our technologies or product candidates, the holders of any such patents may be able to block our ability to commercialize the applicable product candidate unless we obtain a license under the applicable patents, or until such patents expire or are finally determined to be held invalid or unenforceable. Such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business.
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
Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after its first effective filing date. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic medications. Our patents issued as of December 31, 2016 will expire on dates ranging from 2019 to 2033, subject to any patent extensions that may be available for such patents. If patents are issued on our patent applications pending as of December 31, 2016, the resulting patents are projected to expire on dates ranging from 2021 to 2037. In addition, although upon issuance in the United States a patent’s life can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. If we do not have sufficient patent life to protect our products, our business and results of operations will be adversely affected.
We may face competition from biosimilars, which may have a material adverse impact on the future commercial prospects of our product candidates.
Even if we are successful in achieving regulatory approval to commercialize a product candidate faster than our competitors, we may face competition from biosimilars. In the United States, the Biologics Price Competition and Innovation Act of 2009 created an abbreviated approval pathway for biological products that are demonstrated to be "highly similar," or biosimilar, to or "interchangeable" with an FDA-approved biological product. This new pathway could allow competitors to reference data from innovative biological products 12 years after the time of approval of the innovative biological product. This data exclusivity does not prevent another company from developing a product that is highly similar to the innovative product, generating its own data, and seeking approval. Data exclusivity only assures that another company cannot rely upon the data within the innovator’s application to support the biosimilar product’s approval. In his proposed budget for fiscal year 2014, President Obama proposed to cut this 12-year period of exclusivity down to seven years. He also proposed to prohibit additional periods of exclusivity due to minor changes in product formulations, a practice often referred to as "evergreening." It is possible that Congress may take these or other measures to reduce or eliminate periods of exclusivity. The Biologics Price Competition and Innovation Act of 2009 is complex and only beginning to be interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning is subject to uncertainty. Although it is uncertain when any such processes may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our product candidates.
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
The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this "Risk Factors" section and elsewhere in this report, these factors include:

•
adverse results, clinical holds, or delays in the clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates;

•	any disruption in our ability to manufacture drug product that impacts our clinical trial enrollment, regulatory approval timelines, or commercial supply;

•
any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a "refusal to file" letter or a request for additional information;

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

•	our ability to effectively manage our growth;

•	our ability to successfully treat additional types of cancers or at different stages;

•	changes in the structure of healthcare payment systems;

•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•	publication of research reports about us or our industry, or immunotherapy in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	market conditions in the pharmaceutical and biotechnology sectors or the economy generally;

•	our ability or inability to raise additional capital through the issuance of equity or debt or collaboration arrangements and the terms on which we raise it;

•	trading volume of our common stock;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	rumors and market speculation involving us or other companies in our industry, regardless of the accuracy of such rumors or speculation;

•	clinical trial, regulatory, or commercial setbacks to other companies in our field, which may impact perceptions of value or risk to our business; and

•	significant lawsuits, including patent or stockholder litigation.
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
As described in Part I—Item 3—"Legal Proceedings," a consolidated securities class action is pending against Juno and two of our executive officers. Defending against this lawsuit will be costly and may significantly divert management’s time and attention from our business. There can be no assurance that a favorable outcome will be obtained. A negative outcome, whether by final judgment or an unfavorable settlement, could result in payments of significant monetary damages or fines, which could adversely affect our business, financial condition, or results of operations.
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
As of December 31, 2016, we had 106,008,751 shares of common stock outstanding, including 2,606,006 shares of restricted stock that remained subject to vesting requirements. All 10,275,265 shares acquired by Celgene from us to date under the Celgene Share Purchase Agreement are subject to a market standoff agreement through March 27, 2017, which is 364 days from the date of Celgene’s most recent acquisition of stock from us. Any subsequent acquisitions of shares of our common stock by Celgene will commence another 364 day market standoff period for all Juno shares held by Celgene, subject to certain exceptions.
We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans, including upon the exercise of stock options. These shares can be freely sold in the public market upon issuance.
As of December 31, 2016, the holders of as many as 29.0 million shares, or 27.4% of our common stock outstanding, will have rights, subject to some conditions, under the investor rights agreement with such holders to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Additionally, any shares of common stock issued in the future upon payment of success payments with FHCRC and MSK or upon achievement of the remaining milestone payable in equity under the license with Opus Bio will also be entitled to registration rights under the investor rights agreement. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market. In connection with the Celgene Share Purchase

Agreement, we have also entered into a registration rights agreement with Celgene, pursuant to which upon the written request of Celgene at certain times and subject to the satisfaction of certain conditions, we have agreed to prepare and file with the SEC a registration statement on Form S-3 for purposes of registering the resale of the shares specified in Celgene’s written request or, if we are not at such time eligible for the use of Form S-3, use commercially reasonable efforts to prepare and file a registration statement on a Form S-1 or alternative form that permits the resale of the shares.
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
Our executive officers, directors and our 10% or greater stockholders, together with their respective affiliates, beneficially owned approximately 41.0% of our capital stock as of December 31, 2016, excluding shares underlying outstanding options and restricted stock units. Accordingly, such persons and entities, if they acted together, would be able to determine the composition of the board of directors, retain the voting power to approve many matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. In addition, other than in connection with a change of control, in any vote or action by written consent of our stockholders, including, without limitation, with respect to the election of directors, Celgene has agreed to vote or execute a written consent with respect to all of our voting securities held by Celgene in accordance with the recommendation of our board of directors, limiting the ability of Celgene to contrary to our board of directors that you otherwise may believe is in your best interest as our stockholder. This concentration of ownership amongst our significant holders, including Celgene, could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
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

Furthermore, pursuant to the voting and standstill agreement with Celgene, until the later of the fifth anniversary of the date of such agreement and the expiration or earlier termination of our Celgene Collaboration Agreement, it will be bound by certain "standstill" provisions which generally will prevent it from purchasing outstanding shares of our common stock, making a tender offer or encouraging or supporting a third party tender offer, nominating a director whose nomination has not been approved by our board of directors, soliciting proxies in opposition to the recommendation of our board of directors or assisting a third party in taking such actions, entering into discussions with a third party as to such actions, or requesting or proposing in writing to our board of directors or any member thereof that we amend or waive any of these limitations. As a result, the ability of Celgene to act in contrary to our board of directors is severely limited and any attempts by Celgene to acquire us or encourage a third party to acquire us are prohibited by this voting and standstill agreement. In addition, subject to certain exceptions—including a vote in connection with a change in control of our company—Celgene has agreed to vote or execute a written consent with respect to all of our voting securities held by Celgene in accordance with the recommendation of our board of directors, limiting the ability of Celgene to contrary to our board of directors that you otherwise may believe is in your best interest as our stockholder.
In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any "interested" stockholder for a period of three years following the date on which the stockholder became an "interested" stockholder. Likewise, because our principal executive offices are located in Washington, the anti-takeover provisions of the Washington Business Corporation Act may apply to us under certain circumstances now or in the future. These provisions prohibit a "target corporation" from engaging in any of a broad range of business combinations with any stockholder constituting an "acquiring person" for a period of five years following the date on which the stockholder became an "acquiring person."
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
For example, the Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. Section 404 of the Sarbanes-Oxley Act ("Section 404") requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting. Our compliance with applicable provisions of Section 404, including the requirement that our independent registered public accounting firm undertake an assessment of our internal control over financial reporting, will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. Furthermore, investor perceptions of our company may suffer if deficiencies are found, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to implement these requirements effectively or efficiently, it could harm our operations, financial reporting, or financial results and could result in an adverse opinion on our internal control over financial reporting from our independent registered public accounting firm.
Our management team has broad discretion to use the net proceeds from the initial payments to us under our Celgene Collaboration Agreement and from the sale of our shares to Celgene and its investment of these proceeds may not yield a favorable return. We may invest the proceeds of the Celgene transaction in ways with which investors disagree.
Our management has broad discretion over the use of proceeds from the initial payments to us under our Celgene Collaboration Agreement and from the sale of our shares to Celgene, and we could spend the proceeds from these transactions in ways our stockholders may not agree with or that do not yield a favorable return, if at all. In addition, until the proceeds are used, they may be placed in investments that do not produce significant income or that may lose value. If we do not invest or apply the proceeds in ways that improve our operating results, we may fail to achieve expected financial results, which could cause our stock price to decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The following table summarizes the facilities we own or lease as of December 31, 2016, including the location and size of the facilities, and their designated use.

Location	Own or Lease	Approximate Square Feet	Operation	Lease Expiration Dates
Seattle, Washington	Lease	102,700	Administrative, Clinical, Commercial, Process Development, Quality, Regulatory, Research	June 2017 – February 2019
Bothell, Washington	Own	67,800	Manufacturing	N/A
Waltham, Massachusetts	Lease	20,100	Research	June 2026
Munich, Germany	Lease	17,600	Manufacturing, Process Development, Research	September 2025
Göttingen, Germany	Lease	6,900	Administrative, Research	December 2019
The foregoing table does not reflect one additional lease that we have entered into, but for which the lease term has not yet commenced. This is a lease for approximately 241,300 square feet of office and laboratory space in a building currently under construction in Seattle, Washington. The anticipated commencement date of the lease is in or about May 2017 with an initial term of 84 months. We intend for this space to serve as our corporate headquarters.
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
USPTO Proceedings
In August 2015, Kite filed a petition with the U.S. Patent & Trademark Office (the "USPTO") for inter partes review of U.S. Patent No. 7,446,190 (the "'190 Patent"), a patent that we have exclusively licensed from MSK. In February 2016, the USPTO determined to initiate the inter partes review proceedings, in Kite Pharma, Inc. v. Sloan Kettering Institute for Cancer Research, Case IPR2015-01719. As the exclusive licensor, we opted to exercise its right to control the defense of the patent in the proceedings. A hearing was held before the USPTO Patent Trial and Appeal Board on October 20, 2016. On December 16, 2016, the USPTO Patent Trial and Appeal Board issued a final written decision upholding all the claims of this patent. On February 16, 2017, Kite appealed the USPTO Patent Trial and Appeal Board’s final written decision to the U.S. Court of Appeals for the Federal Circuit. We will incur expenses associated with the appeal, which expenses may be substantial. If we are unsuccessful in the appeal and the USPTO's decision is reversed, one or more of the patent's claims could be narrowed or invalidated, but we do not expect that this would have a material adverse effect on our business.
In September 2016, Corvus Pharmaceuticals, Inc. filed a petition with the USPTO to initiate a post grant review (“PGR”) of U.S. Patent No. 9,415,105, a patent to which Juno obtained an exclusive license in connection with its acquisition of RedoxTherapies. The matter was assigned case number PGR2016-00042. The patent owner statutorily disclaimed the challenged claims. We have incurred, and may continue to incur, expenses associated with the PGR, which expenses may be substantial. We do not expect this proceeding to have a material adverse effect on our business.

Intellectual Property Litigation
On December 19, 2016, we filed a complaint for declaratory judgment of infringement of U.S. Patent No. 7,446,190 against Kite. The lawsuit was filed in federal district court in Delaware. The complaint alleges that Kite's axicabtagene ciloleucell (KTE-C19) product does or will infringe claims 1-3, 5, 7-9, and 11 of the '190 Patent. On February 23, 2017, Kite filed a motion to dismiss the complaint. Patent litigation is a time-consuming and costly process. We may not be successful in enforcing the patent against Kite or Kite may successfully claim that the asserted patent is invalid or unenforceable. Even if we are successful in enforcing the patent against Kite, the litigation process could take years to reach conclusion.
Securities Litigation Proceedings
Beginning on July 12, 2016, three putative securities class action complaints were filed against Juno and several of our officers. On October 7, 2016, these complaints were consolidated by the federal district court for the Western District of Washington into a single action titled "In re Juno Therapeutics, Inc." On October 19, 2016, the Court appointed a lead plaintiff. On December 12, 2016, the lead plaintiff filed an amended complaint.
The putative class in the amended complaint is composed of all purchasers of Juno's securities between May 9, 2016 and November 22, 2016, inclusive. The amended complaint names as defendants Juno, our chief executive officer, our chief financial officer, and our chief medical officer and generally alleges material misrepresentations and omissions in public statements regarding patient deaths in Juno's Phase II clinical trial of JCAR015 and the safety of JCAR015, violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act by the individual defendants. The amended complaint seeks compensatory damages of an undisclosed amount. On February 2, 2017, Juno and the individual defendants filed a motion to dismiss the complaint.
We have not recorded any liability as of December 31, 2016 since any potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock has been listed on The NASDAQ Global Select Market under the symbol "JUNO" since December 19, 2014. Prior to that date, there was no public trading market for our common stock. The following table sets forth the high and low intraday sales price per share of our common stock as reported on The NASDAQ Global Select Market for the period indicated:

	High	Low
Year Ended December 31, 2016
First Quarter	$45.76	$22.37
Second Quarter	$49.72	$35.92
Third Quarter	$40.86	$27.15
Fourth Quarter	$33.00	$17.52
Year Ended December 31, 2015
First Quarter	$64.55	$38.00
Second Quarter	$69.28	$40.60
Third Quarter	$56.29	$33.00
Fourth Quarter	$57.82	$39.36
Holders of Common Stock
As of February 22, 2017, there were 108 holders of record of our common stock.
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
Performance Graph
This graph is not "soliciting material," is not deemed "filed" with the SEC and is not to be incorporated by reference into any filing of Juno Therapeutics, Inc. under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The following graph shows the total stockholder return of an investment of $100 in cash at market close on December 19, 2014 (the first day of trading of our common stock) through December 31, 2016 for (1) our common stock, (2) the NASDAQ Composite Index (U.S.) and (3) the NASDAQ Biotechnology Index. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN FROM DECEMBER 19, 2014 TO DECEMBER 31, 2016*

Among Juno Therapeutics, Inc, the NASDAQ Composite Index
and the NASDAQ Biotechnology Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
12/19/14
12/14
12/15
12/16
Juno Therapeutics, Inc
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on December 19, 2014 in Juno stock or November 30, 2014 in index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/19/2014	12/31/2014	12/31/2015	12/31/2016
Juno Therapeutics, Inc.	$100.00	$149.20	$125.63	$53.86
NASDAQ Composite	$100.00	$98.91	$105.01	$113.51
NASDAQ Biotechnology	$100.00	$99.45	$106.27	$84.72
Recent Sales of Unregistered Securities
We did not sell any unregistered securities during the year ended December 31, 2016 other than those sales that have previously been disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
Issuer Purchases of Equity Securities
We did not repurchase any shares of our common stock during the fiscal quarter ended December 31, 2016.

ITEM 6.	SELECTED FINANCIAL DATA.
The selected statements of operations and balance sheet data presented below are derived from our audited consolidated financial statements included elsewhere in this report and our previously audited financial statements that are not included herein. Our cash used in operations during the year ended December 31, 2016 was $189.8 million and we ended 2016 with

$922.3 million in cash, cash equivalents, and marketable securities. Cash provided by operations during the year ended December 31, 2015 was $7.3 million, and cash used in operations during the year ended December 31, 2014 and during the period from August 5, 2013 to December 31, 2013 was $82.5 million and $30.5 million, respectively.
Our historical results are not necessarily indicative of the results that may be expected in the future. Refer to the selected historical financial data below in conjunction with Part II—Item 7—"Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this report and the audited consolidated financial statements and related notes included elsewhere in this report.

	Year Ended December 31,			Period from August 5, 2013 to December 31, 2013
	2016	2015	2014
	(in thousands, except per share amounts)
Consolidated statements of operations data:
Revenue	$79,356	$18,215	$—	$—
Loss from operations (1)	$(255,604)	$(244,100)	$(232,758)	$(51,678)
Net loss attributable to common stockholders (2)	$(245,580)	$(239,376)	$(310,871)	$(51,820)
Net loss per share, basic and diluted	$(2.42)	$(2.72)	$(36.82)	$(14.16)

(1)
Loss from operations for the year ended December 31, 2016 includes non-cash milestone payments of $23.2 million equal to the fair value of 603,364 shares of common stock issued to Opus Bio based on the closing stock price on the days the associated milestones were achieved, costs of $15.0 million to acquire technology, a gain of $32.5 million associated with the change in the estimated fair value and elapsed service period of the actual and potential success payment obligations to FHCRC and MSK, and a gain of $9.7 million related to the change in estimated fair value of our contingent consideration liabilities.

Loss from operations for the year ended December 31, 2015 includes non-cash expense of $51.6 million associated with our actual and potential success payment liability to FHCRC and MSK attributable to the change in the estimated value and elapsed service period and $30.8 million associated with the acquisition of new technology. In December 2015, success payment obligations to FHCRC were triggered in the amount of $75.0 million less indirect cost offsets of $3.3 million and to MSK of $10.0 million less indirect cost offsets of $1.0 million. We elected to make the payments in shares of our common stock and thereby issued 1,601,085 shares to FHCRC in December 2015 and 240,381 shares to MSK in March 2016.
Loss from operations for the year ended December 31, 2014 includes non-cash expense of $84.9 million associated with the portion of the success payment liability to FHCRC and MSK attributable to the elapsed service period, $64.1 million for the non-cash portion of the upfront fee to acquire technology related to JCAR018, and $20.0 million for the cash portion of the upfront fee to acquire technology related to JCAR018.

(2)
Net loss attributable to common stockholders for the year ended December 31, 2014 includes non-cash deemed dividends of $67.5 million recorded upon issuance of our convertible preferred stock and $10.7 million recorded in connection with changes in the fair value of our Series A and Series A-2 convertible preferred stock option.

	December 31,
	2016	2015	2014	2013
	(in thousands)
Consolidated balance sheets data:
Cash, cash equivalents, and marketable securities	$922,281	$1,216,299	$474,051	$35,966
Working capital	$657,440	$832,111	$338,642	$25,007
Total assets	$1,349,464	$1,445,128	$489,163	$40,094
Total liabilities	$271,763	$303,595	$100,631	$11,193
Common stock and additional paid-in capital	$1,911,780	$1,733,273	$734,903	$8,138
Accumulated deficit (1)	$(831,237)	$(585,657)	$(346,281)	$(51,820)
Total stockholders’ equity	$1,077,701	$1,141,533	$388,532	$(43,682)

(1)
Accumulated deficit as of December 31, 2016 includes $174.4 million in upfront fees to acquire technology, of which $100.5 million was paid in cash and $73.9 million was paid through the issuance of common stock, non-cash expense of $104.0 million associated with the change in the estimated fair value and elapsed service period for our potential and actual success payment liability to FHCRC and MSK, expense of $23.2 million associated with non-cash milestones, a non-cash gain of $9.6 million associated with the change in the estimated value of our contingent consideration liabilities, $51.1 million related to non-cash deemed dividends, and $10.7 million of expense associated with our convertible preferred stock options.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion in conjunction with our consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties, as described in the section of this report captioned "Forward-Looking Statements and Market Data." As a result of many factors, such as those set forth in Part I—Item 1A—"Risk Factors" of this report and elsewhere in this report, our actual results may differ materially from those anticipated in these forward-looking statements.
Overview
We are building a fully-integrated biopharmaceutical company focused on developing innovative cellular immunotherapies for the treatment of cancer. Founded on the vision that the use of human cells as therapeutic entities will drive one of the next important phases in medicine, we are developing cell-based cancer immunotherapies based on our CAR and high-affinity TCR technologies to genetically engineer T cells to recognize and kill cancer cells. We have shown compelling clinical responses in clinical trials using multiple cell-based product candidates to address refractory B cell lymphomas and leukemias, and we also have a number of ongoing trials exploring our platform in solid-organ cancers and in combination with various strategies to overcome the immune-suppressive effects of cancer. Over time, we aim to improve and leverage our cell-based platform to develop additional product candidates to address a broad range of cancers and human diseases, including moving forward our preclinical product candidates that target additional hematologic and solid-organ cancers.
We are conducting a Phase I trial with JCAR017 in adult r/r aggressive NHL, including r/r DLBCL, and are planning to file an IND in 2017 in support of a planned Phase I/II trial with JCAR017, or a product candidate similar to JCAR017, in r/r CLL. If the results of these trials are favorable, we believe we may obtain U.S. regulatory approval in r/r DLBCL as early as 2018 and in r/r CLL as early as the end of 2019. We intend to develop JCAR017, or a product candidate similar to JCAR017, in both pediatric r/r ALL and adult r/r ALL and seek registration in relatively similar timeframe as r/r CLL. We are also continuing to enroll patients in an ongoing Phase I/II trial for JCAR014 in B cell malignancies, and although we do not plan to move JCAR014 into registration trials, we plan to use this trial to explore important questions that may improve our platform overall, including testing the combination of JCAR014 and ibrutinib in r/r CLL patients. We are enrolling patients in a combination Phase Ib clinical trial combining JCAR014 with MedImmune’s investigational PD-L1 immune checkpoint inhibitor, durvalumab, for the treatment of r/r NHL. Additionally, the IND has cleared for, and we plan to enroll patients in 2017 in, a Phase I trial in adult patients with certain B cell malignancies using a CD19-directed product candidate that incorporates a fully human binding domain. Beyond CD19, we are conducting Phase I trials for seven additional product candidates that target different cancer-associated proteins in hematological and solid organ cancers, including a Phase I trial for CAR T cell product candidate targeting BCMA in patients with multiple myeloma. Additionally, we expect to commence a Phase I trial through our collaborator MSK of a CD19/4-1BBL "armored" CAR in the first half of 2017. We have a number of other preclinical programs against other targets that we expect to move into human testing over the next several years.
We have assembled a talented group of scientists, engineers, clinicians, directors, and other advisors who develop and consolidate technologies and intellectual property from some of the world’s leading research institutions, including FHCRC, MSK, SCRI, the University of California, San Francisco, and the NCI. We have also entered into a number of strategic collaborations with commercial companies that we believe will help us manufacture and commercialize our product candidates around the world or develop additional or improved product candidates, including Celgene, Editas, Fate Therapeutics, and MedImmune.
We have established a Juno-owned and operated manufacturing facility in Bothell, Washington. We began manufacturing clinical trial material from this facility beginning in the first quarter of 2016, and plan to manufacture commercial products, subject to the required regulatory approvals, beginning as early as 2018.
In June 2015 we entered into a ten-year, global collaboration agreement with Celgene Corporation for the development and commercialization of immunotherapies. In connection with this collaboration agreement, Celgene paid us a $150.2 million upfront payment, and under the Celgene Share Purchase Agreement, we sold Celgene 9,137,672 shares of our common stock for an aggregate cash price of $849.8 million, or $93.00 per share. In April 2016, Celgene opted in to the CD19 program under the collaboration and paid us a $50.0 million opt-in fee.  As a result, we expect the development activities around the CD19 program to continue to grow as Celgene leads development of our CD19 product candidates in the Celgene Territory. Under the license agreement, we and Celgene will generally share worldwide development expenses. We will also receive royalties from Celgene for CAR product candidates arising from the CD19 program at a percentage in the mid-teens of net sales of such product candidates in the Celgene Territory.
As described in the section captioned "Acquisitions" in Part I—Item 1—"Business" of this report, we completed four business acquisitions in 2015 and 2016 in order to augment our research and development capabilities, acquire exclusive rights to a compound for use in potential combination studies, and potentially improve our supply chain and long-term cost of goods.
For the year ended December 31, 2016, we generated revenue of $79.4 million, including $64.6 million from the Celgene Collaboration Agreement and $14.3 million in connection with the Penn/Novartis Sublicense Agreement, compared to $18.2 million for the year ended December 31, 2015, which included revenues of $12.3 million from the Penn/Novartis Sublicense Agreement. In the future, we may generate revenue from the Celgene collaboration, strategic alliances, licensing arrangements, and product sales, to the extent any product candidates are successfully commercialized. We expect that any revenue we generate will fluctuate from quarter to quarter and year to year as a result of the timing and amount of opt-in fees, license fees, milestones, reimbursement of costs incurred and other payments and product sales, to the extent any are successfully commercialized. If we fail to complete the development of our product candidates or obtain their regulatory approval for them in a timely manner, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.
We have agreed to make success payments to each of FHCRC and MSK pursuant to the terms of our collaboration agreements with each of those entities. In December 2015, success payment obligations to FHCRC and MSK were triggered in the amount of $75.0 million and $10.0 million, respectively, less indirect cost offsets of $3.3 million and $1.0 million, respectively. We elected to make the payments in shares of our common stock and thereby issued 1,601,085 shares to FHCRC in December 2015 and 240,381 shares to MSK in March 2016. For additional information regarding these success payments, see the section captioned "Licenses and Third-Party Collaborations" in Part I—Item 1—"Business" located elsewhere in this report. In April 2016, we repurchased the 240,381 shares of our common stock issued to MSK at a repurchase price of $41.90 per share.
As of December 31, 2016, we had cash, cash equivalents, and marketable securities of $922.3 million compared to $1.2 billion as of December 31, 2015. Cash used in operations for the year ended December 31, 2016 was $189.8 million and is net of cash inflows of $69.4 million from our collaboration with Celgene. Cash provided by investing activities in 2016 was $88.6 million which is net of $74.6 million of net cash used to acquire AbVitro and $56.2 million for the purchase of property and equipment, which includes the purchase of our manufacturing facility in the fourth quarter of 2016 for $18.2 million. Cash provided by financing activities in 2016 was $36.8 million and includes $47.0 million from Celgene for the purchase of 1,137,593 shares of our common stock in the first quarter of 2016.
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
We analyze agreements with more than one element, or deliverable, based on the guidance in Accounting Standards Codification ("ASC 605-25"). We identify the deliverables within the agreement and evaluate which deliverables represent separate units of accounting. Analyzing the agreement to identify deliverables requires the use of judgment. A deliverable is considered a separate unit of accounting when the deliverable has value to the collaborator or licensee on a standalone basis based on the consideration of the relevant facts and circumstances for each agreement. In assessing whether an item has standalone value, we consider factors such as the research, manufacturing, and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, we consider whether the other deliverable(s) can be used for their intended purpose without the receipt of the remaining element(s), whether the value of the deliverable is dependent on the undelivered item(s) and whether there are other vendors that can provide the undelivered element(s).
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
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable assets acquired and liabilities assumed in a business combination. We evaluate goodwill for impairment annually during the fourth quarter and upon the occurrence of triggering events or substantive changes in circumstances that could indicate a potential impairment. Our evaluation involves assessing qualitative factors or performing a quantitative analysis to determine whether it is more-likely-than-not that the fair value of net assets are below the carrying amounts. There was no impairment of goodwill for the years ended December 31, 2016 and 2015.
Intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date (which is regarded as their cost). Intangible assets related to in-process research and development ("IPR&D") are treated as indefinite lived intangible assets and not amortized until they become definite lived assets. At that time, we will determine the useful life of the asset and begin amortization. Intangible assets are reviewed for impairment at least annually or if indicators of potential impairment exist. There were no impairments of intangible assets for the years ended December 31, 2016 and 2015.
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
Examples of estimated research and development expenses that we accrue include:

•	clinical trial costs;

•	external research and development expenses incurred under arrangements with third parties, such as CROs, CMOs, collaborative partners, academic and non-profit institutions and consultants; and

•	costs incurred in connection with preclinical development activities.
We base our expense accruals related to clinical trials on patient enrollment and our estimates of the services received and efforts expended pursuant to contracts with research institutions that conduct and manage clinical trials on our behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on several factors, such as the successful enrollment of patients, the manufacturing of the associated product candidates, and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If we do not identify costs that we have begun to incur, or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. For service contracts entered into that include a nonrefundable prepayment for service the upfront payment is deferred and recognized in the statement of operations as the services are rendered.
To date, we have not experienced significant changes in our estimates of accrued research and development expenses after a reporting period. However, due to the nature of estimates, we cannot assure you that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical trials and other research activities.
Stock-Based Compensation
Under the Financial Accounting Standards Board’s ("FASB") ASC 718, Compensation—Stock Compensation, we measure and recognize compensation expense for restricted stock, restricted stock units ("RSUs"), and stock options granted to our employees and directors based on the fair value of the awards on the date of grant. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model that requires management to apply judgment and make estimates, including:

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
Stock-based compensation expense for restricted stock, RSUs, and stock options is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. We are required to estimate a forfeiture rate to calculate the stock-based compensation expense for our awards. Our forfeiture rate is based on an analysis of our actual forfeitures since the adoption of our equity award plan. Since inception our estimated forfeiture rate has been immaterial. We routinely evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover, and expectations of future option exercise behavior.
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

We occasionally grant stock-based awards to certain service providers who are not employees, scientific founders, or directors. We account for these stock-based awards to non-employees in accordance with FASB ASC 505-50, Equity-Based Payments to Non-Employees, which requires the fair value of such awards to be re measured at each reporting period until services required under the arrangement are completed, which is the vesting date. We have made a few stock-based awards to consultants that are accounted for in this manner, but the most significant such award is a 2013 restricted stock award made to a former co-founding director who became a consultant upon his departure from the board of directors in 2014.
Determination of the fair value of our common stock on grant dates prior to our initial public offering ("IPO")
Prior to becoming a public company, the fair value of the common stock underlying our stock-based awards was determined on each grant date by our board of directors, taking into account input from management and independent third-party valuation analysis. Our board of directors is comprised of a majority of non-employee directors with significant experience investing in and operating companies in the biotechnology industry. All stock-based awards were intended to be granted at a price no less than the fair value per share of our common stock based on information known to us on the date of grant. In the absence of a public trading market for our common stock on each grant date we determined the fair value of our common stock using methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the "AICPA Guide"). Because our common stock was not publicly traded, the board of directors exercised significant judgment in determining the fair value of our common stock. Changes in judgments could have had a material impact on our results of operations.
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
For financial reporting purposes for the periods ending December 31, 2014 and December 31, 2013 on a retrospective basis, our management also considered estimated fair values determined on a retrospective basis by an independent third party valuation firm in accordance with the guidance provided by the AICPA Guide. For stock-based grants beginning in September 2014 until the date we became a public company, the fair value of our common stock was determined in connection with such grants by our board of directors based upon the factors described above and with consideration given to contemporaneous valuations of our common stock prepared by the same independent third party valuation firm in accordance with the guidance provided by the AICPA Guide.
The methods used by the independent third party valuation firm were:

•
Option Pricing Method ("OPM"). The OPM treats the rights of the holders of preferred and common stock as equivalent to call options on the value of the enterprise above certain break points of value based upon the liquidation preferences of the holders of preferred stock, as well as their rights to participation and conversion. Under this method, the common stock has value only if the funds available for distribution to the stockholders exceed the value of the liquidation preference(s) at the time of the liquidity event. The OPM uses the Black-Scholes option pricing model. This model defines securities’ fair values as functions of the current fair value of a company and uses assumptions, such as the anticipated timing of a potential liquidity event, the estimated applicable risk-free rate, and the estimated volatility of the equity securities.

•
Probability-weighted Expected Return Method ("PWERM"). The PWERM considers various potential liquidity outcomes, including in our case an initial public offering, the sale of our company, dissolution and staying private, and assigns probabilities to each outcome to arrive at a weighted equity value.

The valuation of our common stock in 2013 was based on the OPM and subsequent valuations were based on the hybrid method of the OPM and the PWERM consistent with how such hybrid method is described in the AICPA Guide.
We recorded stock-based compensation expense of $59.4 million, $31.9 million, and $6.5 million for the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016, there was $133.5 million of unrecognized stock-based compensation expense, of which $20.0 million was related to restricted stock grants and RSUs and $113.5 million was related to stock options. We expect to recognize these costs over a remaining weighted average period of 2.10 and 2.69 years, respectively. In future periods, we expect stock-based compensation expense related to employees, scientific founders, and director grants to increase, due in part to our existing unrecognized stock-based compensation expense, and as we grant additional stock-based awards to continue to attract and retain our employees and directors. We expect stock-based compensation expense related to grants to non-employee service providers to fluctuate, sometimes significantly, based on the fair value of our common stock at each reporting period. We expect the most significant such fluctuation through the third quarter of 2017 will be related to the grant to the former co-founding director who became a consultant upon his departure from the board of directors in 2014, due to the size of such grant, which was made at the founding of the company in 2013.
Success Payments
We have agreed to make success payments to each of FHCRC and MSK pursuant to the terms of our agreements with each of those entities. These success payments are based on increases in the estimated fair value of our common stock, with such payments determined upon, and payable following, certain events (valuation measurement dates) during the term of the success payment agreement, in each case as described in more detail in the section captioned “Licenses and Third-Party Collaborations” in Part I—Item 1—“Business” of this report. The amount of a success payment is determined based on whether the value of our common stock meets or exceeds certain specified threshold values ascending, in the case of FHCRC, from $20.00 per share to $160.00 per share and, in the case of MSK, from $40.00 per share to $120.00 per share, in each case subject to adjustment for any stock dividend, stock split, combination of shares, or other similar events. Each threshold is associated with a success payment, ascending, in the case of FHCRC, from $10.0 million at $20.00 per share to $375.0 million at $160.00 per share and, in the case of MSK, from $10.0 million at $40.00 per share to $150.0 million at $120.00 per share, payable if such threshold is reached. The maximum aggregate amount of success payments to FHCRC is $375.0 million and to MSK is $150.0 million, in each case subject to cost offsets related to our cash payments for collaboration activities. In December 2015, success payment obligations to FHCRC and MSK were triggered in the amount of $75.0 million and $10.0 million, respectively, less indirect cost offsets of $3.3 million and $1.0 million, respectively. We elected to make the payments in shares of our common stock and thereby issued 1,601,085 shares to FHCRC in December 2015 and 240,381 shares to MSK in March 2016. In April 2016, we agreed to repurchase the shares issued to MSK at a price per share equal to $41.90.
As of December 31, 2016 and 2015, the estimated fair value of the success payment obligations, after giving effect to the success payments achieved by FHCRC and MSK, was approximately $37.0 million and $116.2 million, respectively. With respect to the success payment obligation, the Company recognized a gain of $32.5 million for the year ended December 31, 2016. For the years ended December 31, 2015 and 2014, with respect to the success payment obligation, the Company recognized expenses of $51.6 million and $84.9 million, respectively.
We utilize significant estimates and assumptions in determining the estimated success payment liability and associated expense or gain at each balance sheet date. The assumptions used to calculate the fair value of the success payments are subject to a significant amount of judgment including the expected volatility, estimated term, and estimated number and timing of valuation measurement dates. A small change in the assumptions may have a relatively large change in the estimated valuation and associated liability and resulting expense or gain.
Contingent Consideration from Business Combinations
At and subsequent to the acquisition date of a business combination, contingent consideration obligations are remeasured to fair value at each balance sheet date with changes in fair value recognized in research and development expense in the consolidated statements of operations. We utilize significant estimates and assumptions in determining the estimated contingent consideration and associated expense or gain at each balance sheet date including assumptions regarding technical, clinical, regulatory, and commercialization milestones. The valuation of contingent consideration uses assumptions we believe would be made by a market participant. In evaluating the fair value information, judgment is required to interpret the market data used to develop the estimates. We assess these estimates on an on-going basis as additional data impacting the assumptions is obtained. Contingent consideration may change significantly as development progresses and additional data are obtained, impacting our assumptions regarding probabilities of successful achievement of related milestones used to estimate the fair value of the liability and the timing in which they are expected to be achieved. Accordingly, the use of different market assumptions and/or different valuation techniques could result in materially different fair value estimates. As of December 31, 2016 and 2015, the estimated fair value of the contingent consideration, after giving effect to the €6.0 million milestone achieved in 2016, was $20.9 million and $37.3 million, respectively. We recognized a gain of $9.7 million and expense of $0.1 million related to the change in fair value of the contingent consideration, for the years ended December 31, 2016 and 2015, respectively. This gain or expense is recorded in research and development expense in the consolidated statements of operations.
Components of Operating Results
Revenue
Our revenues have been primarily derived from collaboration and license agreements.
Ongoing collaboration revenue is primarily generated from our collaboration with Celgene. The terms of this arrangement contain multiple deliverables, which include (1) access to certain of our technology through a non-exclusive, worldwide, royalty-free right and license to conduct certain activities under the collaboration and (2) participation on various collaboration committees. Under the terms of the Celgene Collaboration Agreement, we received an upfront cash payment of $150.2 million. We recognize revenue from the $150.2 million upfront payment ratably over the term of our estimated period of performance under the arrangement, which we estimate to be through June 2025. In addition to receiving upfront payments, we may also be entitled to option exercise fees. In April 2016, Celgene exercised its right to opt-in to our CD19 program, and as a result, we entered into the Celgene CD19 License and received an option exercise fee of $50.0 million. The license agreement contains the following deliverables: (1) an exclusive license with respect to intellectual property, (2) transfer of certain clinical and manufacturing knowledge and related support, and (3) participation on various collaboration committees during the technology transfer period. The $50.0 million option exercise fee was recorded in deferred revenue and is being recognized ratably over the period we expect to fulfill these performance obligations, which we estimate to be approximately two years.
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
We have also recognized upfront and milestone revenue under our sublicense agreement with Novartis. For the years ended December 31, 2016 and 2015 we recognized revenue of $14.3 million and $12.3 million, respectively. In the future we may recognize revenue upon the achievement of specified clinical, regulatory, and commercialization milestones for licensed products under the Novartis agreement. Each of these milestones will be reduced by 50% if we achieve the milestone before Novartis achieves the same milestone. Additionally, we are obligated to repay Novartis 50% of a milestone payment amount where Novartis achieves a milestone and we subsequently achieve the same milestone. In addition, Novartis is also required to pay us royalties on the U.S. net sales of licensed products.
Research and Development Expenses
Research and development expenses represent costs incurred by us for the discovery, development, and manufacture of our product candidates and include costs to acquire technology complimentary to our own, external research and development expenses incurred under arrangements with third parties, such as contract research organizations, CMOs, collaboration partners, academic and non- profit institutions and consultants, salaries and personnel-related costs, including non-cash stock-based compensation, the estimated fair value of the liability attributable to the elapsed service period as of the balance sheet date associated with our success payments to FHCRC and MSK, changes in the estimated fair value of our contingent consideration liabilities, and other expenses, which include direct and allocated expenses for laboratory, facilities, and other costs.
We use our employee and infrastructure resources across multiple research and development programs directed toward developing our cell-based platform and for identifying and developing product candidates. We manage certain activities such as contract research, clinical trial operations, and manufacture of product candidates through our partner institutions or other third-party vendors. We track our significant external costs by product candidate. Although we began in the second quarter of 2016 to calculate, at a high level, our internal personnel costs by project, we do not have such data for all of 2016 or for any of 2015 or

2014, so we are not at this time disclosing the allocation of internal personnel costs by product candidate. Due to the number of ongoing projects and our ability to use resources across several projects, we do not record or maintain information regarding the other indirect operating costs incurred for our research and development programs on a program-specific basis.
Our research and development expenses by project were as follows for the years ended December 31, 2016, 2015, and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Project-specific external costs:
JCAR015	$21,069	$11,271	$4,237
JCAR014	6,333	5,343	4,364
JCAR017	13,643	4,485	225
CD19 general (1)	17,832	1,799	1,131
JCAR018 (2)	23,481	—	—
Early development	28,293	19,043	8,856
Success payment (gain) expense related to FHCRC collaboration agreement	(20,496)	44,262	61,362
Success payment (gain) expense related to MSK collaboration agreement	(11,979)	7,296	23,702
Change in estimated fair value of contingent consideration	(9,724)	78	—
Upfront fees to acquire technology	15,000	30,810	84,087
Unallocated internal and external research and development costs (3)	180,833	80,773	16,547
Total research and development expenses	$264,285	$205,160	$204,511

(1)	CD19 general expenses for the year ended December 31, 2016 include milestones of $12.5 million paid to St. Jude related to milestones achieved by Juno’s sublicensee Novartis.

(2)
JCAR018 expenses for the year ended December 31, 2016 include milestone expense of $23.2 million equal to the fair value of 603,364 shares of common stock issued to Opus Bio based on the closing stock price on the days the associated milestones were achieved.

(3)
Unallocated internal and external research and development costs include salaries and personnel-related costs, including non-cash stock-based compensation, for our personnel in research, clinical development, process development and manufacturing, regulatory and other research and development functions, allocated facilities and other overhead costs, lab and manufacturing supplies, depreciation and other research and development costs not specific to a project.

Research and development activities account for a significant portion of our operating expenses. Excluding amounts attributable to changes in the estimated fair value of the success payment and contingent consideration liabilities and upfront fees to acquire technology, we expect our research and development expenses to increase over the next several years as we implement our business strategy which includes conducting existing and new clinical trials, manufacturing clinical trial and preclinical study materials, expanding our research and development and process development efforts, seeking regulatory approval for product candidates that successfully complete clinical trials, and hiring additional personnel to support our research and development efforts. As a result of our decision to cease further development of JCAR015, we expect that expense associated with JCAR015 will significantly decrease in 2017 and future years, but these decreases will be offset in whole or in part by increased expenses for the development of other CD19 product candidates. Research and development expense related to our success payments is unpredictable and may vary significantly from quarter to quarter and year to year due to changes in our stock price or other assumptions used in the calculation. A significant decline in the estimated value of the success payment liability may result in a gain and possibly net income during the period. Amounts associated with the change in the estimated fair value of the contingent consideration liabilities also may vary significantly from quarter to quarter and year to year due to changes in our assumptions used in the calculation. In addition, we may incur research and development expense for acquisition of technology in the future, but the timing and amount of those expenses cannot be estimated with reliability and may also fluctuate from quarter to quarter and year to year.
General and Administrative Expenses
General and administrative expenses consist of salaries and personnel-related costs, including non-cash stock-based compensation, for our personnel in executive, legal, finance and accounting, human resources, commercial, and other administrative functions, legal costs, transaction costs associated with acquisitions and collaboration and licensing agreements, as well as fees paid for accounting and tax services, consulting fees, including costs to support commercial readiness, and facility costs not otherwise included in research and development expenses. Legal costs include general corporate legal fees and patent costs, and litigation expenses. For the years ended December 31, 2015 and 2014, $6.0 million and $8.7 million, respectively, was reclassified from litigation to general and administrative in the consolidated statements of operations to conform with the current year presentation.
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
Results of Operations
Comparison of the Years Ended December 31, 2016 and 2015
The following table summarizes our results of operations for the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016	2015
Revenue	$79,356	$18,215
Operating expenses:
Research and development	264,285	205,160
General and administrative	70,675	57,155
Total operating expenses	334,960	262,315
Loss from operations	(255,604)	(244,100)
Other-than-temporary impairment loss	(5,490)	—
Interest income, net	5,869	1,730
Other income (expenses), net	(1,012)	234
Loss before income taxes	(256,237)	(242,136)
Benefit for income taxes	10,657	2,760
Net loss	$(245,580)	$(239,376)
Revenue
The following table summarizes our revenue for the years ended December 31, 2016 and 2015, the majority of which is related to the amortization of upfront and option exercise fees, milestone payments, and reimbursement of certain research and development expenses under our Celgene Collaboration Agreement (in thousands):

	Year Ended December 31,
	2016	2015
Celgene:
Recognition of upfront and option exercise fees	$34,115	$5,091
Reimbursement revenue	30,515	—
Celgene total	64,630	5,091
Novartis:
Recognition of upfront sublicense fee	—	12,250
Milestone revenue	14,250	—
Novartis total	14,250	12,250
Other	476	874
Total revenue	$79,356	$18,215
Revenue was $79.4 million and $18.2 million for the years ended December 31, 2016 and 2015, respectively. The increase of $61.2 million was primarily due to revenue recognized under our Celgene Collaboration Agreement and CD19 License in

connection with the upfront and CD19 opt-in fees, as well as partial reimbursement by Celgene of research and development costs incurred by us beginning April 2016.
Operating Expenses
Research and Development Expenses. Research and development expenses were $264.3 million and $205.2 million for the years ended December 31, 2016 and 2015, respectively. Excluding expenses and gains related to our success payment liability, research and development expenses were $296.8 million and $153.6 million for the years ended December 31, 2016 and 2015, respectively. The increase of $143.2 million was primarily due to:

•	a $112.3 million increase in costs to execute on our clinical development strategy, manufacture our product candidates, and expand our overall research and development capabilities,

•	a $36.1 million increase in milestones achieved related primarily to our Opus Bio and St. Jude collaborations, and

•	a $21.3 million increase in stock-based compensation expense.
These increases were partially offset by lower costs to acquire technology of $16.9 million, and a gain of $9.7 million for the change in the estimated fair value of our contingent consideration liabilities for the year ended December 31, 2016 compared to an expense of $0.1 million for the year ended December 31, 2015. In 2016 we incurred upfront fees of $15.0 million in connection with technology acquired from the RedoxTherapies and other transactions, and in 2015 we incurred license fees of $30.8 million in connection with the Editas and Fate Therapeutics transactions.
For the year ended December 31, 2016 we recorded a gain of $32.5 million related to our success payment liability, compared to an expense of $51.6 million for the year ended December 31, 2015. The decrease in value of the success payment liability was primarily due to a decrease in our stock price at December 31, 2016 compared to December 31, 2015.
General and Administrative Expenses. General and administrative expenses were $70.7 million and $57.2 million for the years ended December 31, 2016 and 2015, respectively. The increase of $13.5 million was primarily due to an increase of $6.1 million in non-cash stock-based compensation expense, an increase in consulting expenses primarily related to commercial readiness of $7.0 million, an increase of $4.4 million in personnel expenses primarily related to increased headcount, and an increase in facility and other costs of $2.7 million to support the overall growth of the business. These increases were partially offset by a decrease in business development costs of $6.7 million and an overall decrease in legal expenses of $1.0 million.
Other-Than-Temporary Impairment Loss. The other-than-temporary impairment loss incurred in the year ended December 31, 2016 was related to the decline in value of our investment in Fate Therapeutics.
Interest Income, Net. Interest income, net was $5.9 million and $1.7 million for the years ended December 31, 2016 and 2015, respectively. The increase of $4.2 million was due to our increased marketable securities balance and the associated interest earned, offset by interest expense associated with the accounting for the build-to-suit lease of our manufacturing facility.
Benefit for Income Taxes. We recorded an income tax benefit of $10.7 million and $2.8 million for the years ended December 31, 2016 and 2015, respectively. The increase is primarily due to the benefit associated with the net loss incurred by our German subsidiary in the year ended December 31, 2016 and the release of valuation allowance on the U.S. deferred tax assets as a result of the deferred tax liabilities established for intangible assets from the acquisition of AbVitro.

Comparison of the Years Ended December 31, 2015 and 2014
The following table summarizes our results of operations for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014
Revenue	$18,215	$—
Operating expenses:
Research and development	205,160	204,511
General and administrative	57,155	28,247
Total operating expenses	262,315	232,758
Loss from operations	(244,100)	(232,758)
Interest income, net	1,730	69
Other income (expenses), net	234	(10,718)
Loss before income taxes	(242,136)	(243,407)
Benefit for income taxes	2,760	—
Net loss	$(239,376)	$(243,407)
Net loss attributable to common stockholders:
Net loss	$(239,376)	$(243,407)
Deemed dividend upon issuance of convertible preferred stock, non-cash	—	(67,464)
Net loss attributable to common stockholders	$(239,376)	$(310,871)
Revenue
Revenue was $18.2 million for the year ended December 31, 2015, which includes $5.1 million in revenue related to Celgene, and $12.3 million received in connection with the Novartis sublicense agreement.
Operating Expenses
Research and Development Expenses. Research and development expenses were $205.2 million and $204.5 million for the years ended December 31, 2015 and 2014, respectively. Excluding expense related to our success payment liability, research and development expenses were $153.6 million and $119.6 million for the years ended December 31, 2015 and 2014, respectively. The increase of $34.0 million was primarily due to an increase of $71.9 million in expenses attributable to efforts to expand the company’s overall research and development capabilities and advance programs at our founding institutions, which expenses include personnel costs, manufacturing costs in support of our clinical trials, lab supplies, clinical and research costs under our collaboration agreements and in support of our company-sponsored clinical trials, costs incurred by our German subsidiary, consulting, and facilities and allocated overhead costs and an increase of $14.2 million in non-cash stock-based compensation, of which $4.6 million is related to a former co-founding director who became a consultant upon his departure from the board of directors. These increases were partially offset by lower costs to acquire technology of $51.0 million. In 2015 we incurred upfront fees of $30.8 million in connection with technology acquired from the Editas and Fate Therapeutics transactions, and in 2014 we incurred a non-cash upfront fee of $64.1 million and a cash upfront fee of $20.0 million to acquire technology related to JCAR018.
Expense related to our success payment liability for the years ended December 31, 2015 and 2014 was $51.6 million and $84.9 million, respectively. The decline was primarily due to a decrease in our stock price at December 31, 2015 compared to December 31, 2014.
General and Administrative Expenses. General and administrative expenses were $57.2 million and $28.2 million for the years ended December 31, 2015 and 2014, respectively. The increase of $29.0 million was primarily due to an increase of $11.3 million in non-cash stock-based compensation expense, expenses related to the Celgene, Stage, X-Body, and other business development transactions of $9.7 million, increased costs of $4.9 million incurred to support the business including patent and corporate legal fees, a $3.6 million increase in personnel expenses primarily related to increased headcount, and an increase of $2.1 million associated with expenses incurred related to being a public company. These increases were offset by a decrease in litigation costs of $2.7 million.
Other Income (Expense). Other expense was $10.7 million for the year ended December 31, 2014 and consisted of changes in the fair value of our Series A and Series A-2 convertible preferred stock option, which were exercised during 2014.

Benefit for Income Taxes. The benefit for income taxes was $2.8 million for the year ended December 31, 2015. Of the $2.8 million income tax benefit recognized for the year ended December 31, 2015, $1.7 million relates to our Germany subsidiary’s net loss incurred in the period from May 11, 2015 to December 31, 2015. The remaining $1.1 million of income tax benefit relates to the release of valuation allowance on the U.S. deferred tax assets as a result of the acquisition of X-Body.
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
Liquidity and Capital Resources
Sources and Uses of Liquidity
As of December 31, 2016 we had $922.3 million in cash, cash equivalents, and marketable securities compared to $1.2 billion as of December 31, 2015. Prior to our entry into the Celgene collaboration, we raised an aggregate of approximately $618.0 million in gross proceeds through our IPO and private placements of our convertible preferred stock which we have used to fund our operations. As a result of our entry into the collaboration with Celgene and our initial sale of stock to Celgene, we received $1.0 billion in cash from Celgene in August 2015. Celgene also has the right to purchase additional shares of our common stock, including annual "top-up" rights as described under "Licenses and Third-Party Collaborations" in Part I—Item 1—"Business" elsewhere in this report. If exercised, these purchases will provide us with additional funding for our operations. In the first quarter of 2016, we received $47.0 million from Celgene in connection with the sale of our stock pursuant to the partial exercise by Celgene of its annual top-up right under the Celgene Share Purchase Agreement. We also may receive funding from Celgene in the form of option exercise fees or reimbursements for qualified expenses related to the development and commercialization of product candidates in programs that Celgene opts into under the Celgene Collaboration Agreement. In April 2016 we received an opt-in payment of $50.0 million from Celgene upon Celgene’s election to opt-in to our CD19 program and in 2016 we received an aggregate of $19.4 million in reimbursements from Celgene for CD19 program expenses.
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
Cash Flows
The following table summarizes our cash flows for the periods set forth below (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net cash provided by (used in):
Operating activities	$(189,809)	$7,325	$(82,545)
Investing activities	88,555	(962,066)	(124,785)
Financing activities	36,782	851,238	527,332
Effect of exchange rate changes on cash and cash equivalents	(35)	(67)	—
Net (decrease) increase in cash and cash equivalents	$(64,507)	$(103,570)	$320,002
Operating Activities
Cash used in operating activities was $189.8 million for the year ended December 31, 2016 compared to cash provided by operating activities of $7.3 million for the year ended December 31, 2015. The increase in cash used in operating activities of $197.1 million was primarily due to cash payments made in connection with the overall growth of our business, which included executing our clinical development strategy, manufacturing to support our clinical trials, expanding our workforce, research collaboration agreements, costs to acquire technology, and other costs to expand our overall research and development capabilities and the decrease in cash received from Celgene for operating activities as compared to 2015. Cash received from Celgene for operating activities for the years ended December 31, 2016 and 2015 was $69.4 million and $150.2 million, respectively.
Cash used in operating activities was $82.5 million for the year ended December 31, 2014. The change of $89.8 million in 2015 compared to 2014 was primarily due to cash received from Celgene in 2015 in connection with the Celgene Collaboration Agreement of $150.2 million, offset by an increase in cash payments to expand our overall research and development capabilities and acquire technology.
Investing Activities
Cash provided by investing activities was $88.6 million for the year ended December 31, 2016 compared to cash used in investing activities of $962.1 million for the year ended December 31, 2015. The increase in cash provided by investing activities of $1.05 billion was primarily due to an increase in maturities and sales of marketable securities offset by an increase in property and equipment purchases, including the purchase of our manufacturing facility and build out of our new headquarters.
Cash used in investing activities was $124.8 million for the year ended December 31, 2014. The increase in cash used in investing activities in 2015 compared to 2014 of $837.3 million was primarily due to the purchase of marketable securities and other investments of $734.4 million, cash paid, net of cash acquired, to acquire Stage and X-Body of $77.7 million, and an increase in property and equipment purchases primarily related to the build out of our manufacturing facility and purchase of lab equipment of $25.2 million.
Financing Activities
Cash provided by financing activities was $36.8 million and $851.2 million for the years ended December 31, 2016 and 2015, respectively. The decrease of $814.4 million was primarily due to a decrease in sales of our common stock to Celgene in 2016 compared to 2015 resulting in reduced proceeds of $802.8 million. In 2016, we sold 1,137,593 shares of our common stock to Celgene resulting in proceeds of $47.0 million, compared to the sale of 9,137,672 shares of our common stock to Celgene in 2015 resulting in proceeds of $849.8 million. Additionally, in 2016 we repurchased shares previously issued to MSK as a success payment for $10.1 million.
Cash provided by financing activities for the year ended December 31, 2014 was $527.3 million. The increase in cash provided by financing activities in 2015 compared to 2014 of $323.9 million was primarily due to cash received from Celgene for the purchase of common stock in 2015 of $849.8 million, offset by net proceeds of $527.3 million in 2014 from our IPO and from the issuance of our convertible preferred stock.
Off-Balance Sheet Arrangements
As of December 31, 2016, we did not have any off-balance sheet arrangements or any holdings in variable interest entities that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.
Contractual Obligations
Our contractual obligations as of December 31, 2016 were as follows:

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Operating lease obligations (1)	$92,836	$3,627	$24,910	$27,441	$36,858
Collaboration funding (2)	21,305	10,426	8,598	2,281	—
Total contractual obligations	$114,141	$14,053	$33,508	$29,722	$36,858

(1)
Represents future minimum lease payments under our operating leases as of December 31, 2016. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

(2)	Represents non-cancellable fees due in connection with our collaboration agreements as of December 31, 2016.

Other than as disclosed in the table above, the payment obligations under our license and collaboration agreements as of December 31, 2016 are contingent upon future events such as our achievement of specified development, regulatory, and commercial milestones, or royalties on net product sales. See the section captioned "Licenses and Third-Party Collaborations" in Part I—Item 1—"Business" of this report for more information about these payment obligations. As described above under the caption "Critical Accounting Policies and Significant Judgments and Estimates—Success Payments," we are also obligated to make up to $300.0 million in remaining success payments to FHCRC and up to $140.0 million in remaining success payments to MSK based on increases in the fair value of our common stock. Both of these obligations are payable in cash or stock, at our election. As of December 31, 2016, the timing and likelihood of achieving the milestones and success payments and generating future product sales are uncertain and therefore, any related payments are not included in the table above.
Recent Accounting Pronouncements
See Note 2 to our audited consolidated financial statements included in this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business, primarily related to interest rate sensitivities and the volatility of our stock price.
Interest Rate Sensitivity
As of December 31, 2016, we had $734.4 million in marketable securities, largely composed of investment grade short- to intermediate-term fixed income securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality.
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
As of December 31, 2016, the estimated fair value of the success payment obligations was approximately $37.0 million. The Company recognized a gain of $32.5 million in the year ended December 31, 2016, with respect to the success payment obligations. The success payment liabilities on the consolidated balance sheet as of December 31, 2016 were $22.8 million.
Changes in the fair value of our common stock as of each balance date may have a relatively large change in the estimated valuation of the success payment obligations and associated liability and resulting expense or gain. See Note 7 to our audited consolidated financial statements included in this report for a sensitivity analysis showing the impact that a hypothetical change in the value of our common stock would have had on our results for the year ended December 31, 2016.
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
JUNO THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Juno Therapeutics, Inc.
We have audited the accompanying consolidated balance sheets of Juno Therapeutics, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Juno Therapeutics, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Juno Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Seattle Washington
March 1, 2017

Juno Therapeutics, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$187,891	$252,398
Marketable securities	544,684	691,013
Accounts receivable	13,286	315
Prepaid expenses and other current assets	26,471	8,113
Total current assets	772,332	951,839
Property and equipment, net	81,734	42,086
Long-term marketable securities	189,706	272,888
Goodwill	221,306	122,092
Intangible assets	77,986	50,177
Other assets	6,400	6,046
Total assets	$1,349,464	$1,445,128
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,415	$4,248
Accrued liabilities and other current liabilities	36,822	33,376
Success payment liabilities	22,786	64,829
Contingent consideration	7,605	1,905
Deferred revenue	43,264	15,370
Total current liabilities	114,892	119,728
Build-to-suit lease obligation, less current portion	—	9,294
Contingent consideration, less current portion	13,291	35,361
Deferred revenue, less current portion	120,054	129,831
Deferred tax liabilities	5,152	8,946
Other long-term liabilities	18,374	435
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 495,000 shares authorized at December 31, 2016 and 2015; 103,403 and 97,247 shares issued and outstanding at December 31, 2016 and 2015, respectively	11	10
Additional paid-in-capital	1,911,769	1,733,263
Accumulated other comprehensive loss	(2,842)	(6,083)
Accumulated deficit	(831,237)	(585,657)
Total stockholders’ equity	1,077,701	1,141,533
Total liabilities and stockholders’ equity	$1,349,464	$1,445,128
See accompanying notes.

Juno Therapeutics, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenue	$79,356	$18,215	$—
Operating expenses:
Research and development	264,285	205,160	204,511
General and administrative	70,675	57,155	28,247
Total operating expenses	334,960	262,315	232,758
Loss from operations	(255,604)	(244,100)	(232,758)
Other-than-temporary impairment loss	(5,490)	—	—
Interest income, net	5,869	1,730	69
Other income (expenses), net	(1,012)	234	(10,718)
Loss before income taxes	(256,237)	(242,136)	(243,407)
Benefit for income taxes	10,657	2,760	—
Net loss	$(245,580)	$(239,376)	$(243,407)
Net loss attributable to common stockholders:
Net loss	$(245,580)	$(239,376)	$(243,407)
Deemed dividend upon issuance of convertible preferred stock, non-cash	—	—	(67,464)
Net loss attributable to common stockholders	$(245,580)	$(239,376)	$(310,871)
Net loss per share attributable to common stockholders, basic and diluted	$(2.42)	$(2.72)	$(36.82)
Weighted average common shares outstanding, basic and diluted	101,476	88,145	8,443
See accompanying notes.

Juno Therapeutics, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(245,580)	$(239,376)	$(243,407)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,186)	(605)	—
Net unrealized loss on marketable securities	(1,063)	(5,388)	(90)
Reclassification adjustment for loss included in net loss	5,490	—	—
Total other comprehensive income (loss)	3,241	(5,993)	(90)
Comprehensive loss	$(242,339)	$(245,369)	$(243,497)
See accompanying notes.

Juno Therapeutics, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES
Net loss	$(245,580)	$(239,376)	$(243,407)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	14,186	6,041	395
Non-cash stock-based compensation	57,172	31,941	6,504
Non-cash expense in connection with equity issuance	23,227	—	64,086
Loss from remeasurement of fair value of convertible preferred stock options	—	—	10,718
Deferred income taxes	(10,617)	(2,760)	—
Change in fair value of success payment liabilities	(32,474)	51,557	84,920
Change in fair value of contingent consideration	(9,724)	78	—
Other-than-temporary impairment on marketable securities	5,490	—	—
Other	1,089	(227)	—
Changes in operating assets and liabilities:
Accounts receivable	(12,968)	33	—
Prepaid expenses and other assets	(17,587)	(6,888)	(7,380)
Accounts payable, accrued liabilities and other liabilities	19,855	22,144	1,619
Deferred revenue	18,122	144,782	—
Net cash (used in) provided by operating activities	(189,809)	7,325	(82,545)
INVESTING ACTIVITIES
Purchases of marketable securities and other investments	(750,344)	(1,315,597)	(121,827)
Sales and maturities of marketable securities	969,720	459,381	—
Acquisitions, net of cash acquired	(74,575)	(77,666)	—
Purchase of property and equipment	(56,246)	(28,184)	(2,958)
Net cash provided by (used in) investing activities	88,555	(962,066)	(124,785)
FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of (payments) of issuance costs	—	(1,683)	281,383
Proceeds from issuance of convertible preferred stock	—	—	245,949
Proceeds from issuance of common stock to strategic partner	47,000	849,804	—
Proceeds from exercise of stock options, net of tax withholdings	4,786	3,366	—
Repurchases of common stock	(10,073)	—	—
Payments of build-to-suit lease obligation	(369)	(249)	—
Payments of contingent consideration related to acquisition	(4,562)	—	—
Net cash provided by financing activities	36,782	851,238	527,332
Effect of exchange rate changes on cash and cash equivalents	(35)	(67)	—
Net (decrease) increase in cash and cash equivalents	(64,507)	(103,570)	320,002
Cash and cash equivalents at beginning of period	252,398	355,968	35,966
Cash and cash equivalents at end of period	$187,891	$252,398	$355,968
SUPPLEMENTAL CASH FLOW INFORMATION
Amounts capitalized under build-to-suit leases	$—	$9,910	$—
Issuance of common stock for acquisitions	$46,914	$41,611	$—
Issuance of common stock for success payments	$9,481	$71,648	$—
Fair value of convertible preferred stock option at issuance	$—	$—	$(6,889)
See accompanying notes.

Juno Therapeutics, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2013	19,181	$72,583	6,379	$1	$8,137	$—	$(51,820)	$(43,682)
Issuance of Series A-2 convertible preferred stock, net of $212 in issuance costs	23,484	93,936	—	—	(212)	—	—	(212)
Issuance of Series A convertible preferred stock	5,000	20,000	—	—	—	—	—	—
Issuance of Series B convertible preferred stock, net of $1,487 in issuance costs	12,244	133,712	—	—	(1,487)	—	—	(1,487)
Fair value of Series A-2 convertible preferred stock options at issuance	—	—	—	—	6,889	—	—	6,889
Deemed dividends on issuance of Series A-2 convertible preferred stock, non-cash	—	45,651	—	—	—	—	(45,651)	(45,651)
Deemed dividends on issuance of Series A convertible preferred stock, non-cash	—	21,813	—	—	(16,410)	—	(5,403)	(21,813)
Conversion of preferred stock into common stock	(59,909)	(387,695)	59,909	6	387,689	—	—	387,695
Issuance of stock in initial public offering, net of $24,533 in offering costs	—	—	12,677	1	279,699	—	—	279,700
Issuance of common stock to strategic partner, non-cash	—	—	1,603	—	64,086	—	—	64,086
Stock-based compensation expense	—	—	1,506		6,504	—	—	6,504
Other comprehensive loss, net	—	—	—	—	—	(90)	—	(90)
Net loss	—	—	—	—	—	—	(243,407)	(243,407)
Balance as of December 31, 2014	—	—	82,074	8	734,895	(90)	(346,281)	388,532
Issuance of common stock for acquisition, non-cash	—	—	853	—	41,611	—	—	41,611
Issuance of common stock to strategic partner	—	—	9,137	1	849,803	—	—	849,804
Issuance of common stock for success payments	—	—	1,601	—	71,648	—	—	71,648
Issuance of common stock in connection with the Company’s equity award programs	—	—	3,582	1	3,365	—	—	3,366
Stock-based compensation expense	—	—	—	—	31,941	—	—	31,941
Other comprehensive loss, net	—	—	—	—	—	(5,993)	—	(5,993)
Net loss	—	—	—	—	—	—	(239,376)	(239,376)
Balance as of December 31, 2015	—	—	97,247	10	1,733,263	(6,083)	(585,657)	1,141,533
Issuance of common stock for acquisition, non-cash	—	—	1,181	—	46,914	—	—	46,914
Issuance of common stock to strategic partner	—	—	1,741	—	70,227	—	—	70,227
Issuance of common stock for success payments	—	—	240	—	9,481	—	—	9,481
Repurchase of common stock	—		(240)	—	(10,073)	—	—	(10,073)
Issuance of common stock in connection with the Company’s equity award programs, net of tax withholdings	—	—	3,234	1	4,785	—	—	4,786
Stock-based compensation expense	—	—	—	—	57,172	—	—	57,172
Other comprehensive income, net	—	—	—	—	—	3,241	—	3,241
Net loss	—	—	—	—	—	—	(245,580)	(245,580)
Balance as of December 31, 2016	—	$—	103,403	$11	$1,911,769	$(2,842)	$(831,237)	$1,077,701
See accompanying notes.

Juno Therapeutics, Inc.
Notes to Consolidated Financial Statements
1. Organization
Juno Therapeutics, Inc. (the "Company") was incorporated in Delaware on August 5, 2013 as FC Therapeutics, Inc., and changed its name to Juno Therapeutics, Inc. on October 23, 2013. The Company is building a fully-integrated biopharmaceutical company focused on developing innovative cellular immunotherapies for the treatment of cancer. Founded on the vision that the use of human cells as therapeutic entities will drive one of the next important phases in medicine, the Company is developing cell-based cancer immunotherapies based on its chimeric antigen receptor ("CAR") and high-affinity T cell receptor ("TCR") technologies to genetically engineer T cells to recognize and kill cancer cells.
In July 2016, the Company acquired RedoxTherapies, Inc. ("RedoxTherapies"), a privately-held company. See Note 3, Acquisitions. The acquisition provides the Company with an exclusive license to vipadenant, a small molecule A2a receptor antagonist that has the potential to disrupt important immunosuppressive pathways in the tumor microenvironment in certain cancers.
In January 2016, the Company acquired AbVitro, Inc. ("AbVitro"), a company with a leading next-generation single cell sequencing platform. See Note 3, Acquisition. The AbVitro acquisition is intended to augment the Company’s capabilities to create engineered T cells against a broad array of cancer targets. The Company will initially use this technology in its translation research assays, to find and generate fully-human TCRs and antibodies, and to find novel targets.
The Company is subject to a number of risks similar to other biopharmaceutical companies in the early stage, including, but not limited to, possible failure of preclinical testing or clinical trials, the need to obtain marketing approval for its product candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s products, protection of proprietary technology, and the need to obtain adequate additional funding. If the Company, or any commercialization partner for the Company’s product candidates, does not successfully commercialize any of the Company’s product candidates, the Company will not be able to generate product revenue or achieve profitability. As of December 31, 2016, the Company had an accumulated deficit of $831.2 million.
2. Significant Accounting Policies
Basis of Presentation and Use of Estimates
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and include the accounts of Juno Therapeutics, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from such estimates.
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
Certain prior period amounts have been reclassified to conform to the current period presentation. For the years ended December 31, 2015 and 2014, $6.0 million and $8.7 million, respectively, was reclassified from litigation to general and administrative on the consolidated statements of operations. This reclassification does not have a material impact on the Company’s consolidated financial statements.

Initial Public Offering
On December 23, 2014, the Company closed its initial public offering ("IPO") and issued and sold 12,676,354 shares of common stock (inclusive of 1,653,437 shares of common stock sold by the Company pursuant to the full exercise of the underwriters’ option to purchase additional shares) at a price to the public of $24.00 per share. The shares began trading on The NASDAQ Global Select Market on December 19, 2014. The aggregate net proceeds received by the Company from the offering, net of underwriting discounts and commissions and offering expenses, were $279.7 million. Upon the closing of the IPO, all then-outstanding shares of Company convertible preferred stock converted into 59,909,397 shares of common stock. The related carrying value of $387.7 million was reclassified to common stock and additional paid-in capital. Additionally, the Company amended and restated its certificate of incorporation effective December 23, 2014 to, among other things, change the authorized number of shares of common stock to 495,000,000 shares and the authorized number of shares of preferred stock to 5,000,000 shares.
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
Marketable Securities
The Company generally invests its excess cash in investment grade short- to intermediate-term fixed income securities. Such investments are included in cash and cash equivalents, marketable securities, or long-term marketable securities on the consolidated balance sheets, classified as available-for-sale, and reported at fair value with unrealized gains and losses included in accumulated other comprehensive income or loss. Realized gains and losses on the sale of these securities are recognized in net income or loss. The cost of marketable securities sold is based on the specific identification method.
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
Accounts Receivable
Accounts receivable primarily relates to cost reimbursements due from Celgene and other collaboration partners. Accounts receivable are generally due within 30 days. The Company consider accounts outstanding longer than the contractual terms past due. Given the nature and historical collectability of the Company's accounts receivables, an allowance for doubtful accounts is not deemed necessary as of December 31, 2016 and 2015.
Property and Equipment, Net
Property and equipment primarily consists of land, building and building improvements, laboratory equipment, computer equipment and software, and leasehold improvements. Property and equipment is stated at cost, and depreciated using the straight-line method over the estimated useful lives of the respective assets.

Computer equipment and software	3 years
Laboratory equipment	5 years
Building	30 years
Building improvements	15 years
Land	Not depreciable
Leasehold improvements, Build-to-suit	Shorter of asset’s useful life or remaining term of lease

Build-to-Suit Lease Accounting
In 2015, the Company entered into a lease for a manufacturing facility in Bothell, Washington. The Company was responsible for the leasehold improvements required to remodel the facility and it bore the majority of the construction risk. Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") 840-40, Leases—Sale-Leaseback Transactions (Subsection 05-5), required the Company to be considered the owner of the building solely for accounting purposes, even though it was not the legal owner. As a result, the Company capitalized $9.9 million as a build-to-suit property within property and equipment, net and recognized a corresponding build-to-suit lease obligation on its consolidated balance sheets equal to the fair value of the building at the inception of the lease.
Construction on the facility was completed in 2016, and the Company considered the requirements for sale-leaseback accounting treatment, including evaluating whether all risks of ownership have transferred back to the landlord, as evidenced by a lack of continuing involvement in the leased property. The Company determined that the arrangement did not qualify for sale-leaseback accounting treatment and the building asset would remain on its consolidated balance sheets at its historical cost, and depreciated over its estimated useful life. The Company bifurcated the lease payments into a portion allocated to the building and a portion allocated to the parcel of land on which the building has been built. The portion of the lease payments allocated to the land was treated for accounting purposes as operating lease payments, and therefore was recorded as rent expense. The portion of the lease payments allocated to the building was further bifurcated into a portion allocated to interest expense and a portion allocated to reduce the build-to-suit lease obligation. The interest rate used for the build-to-suit lease obligation represented the Company’s estimated incremental borrowing rate, adjusted to reduce any built in loss.
In December 2016, the Company purchased the Bothell, Washington manufacturing facility for $18.2 million. At that point, the build-to-suit lease property and obligation were released, and the cost of the building and land were capitalized.
Impairment of Long-Lived Assets
The Company regularly reviews the carrying value and estimated lives of its long-lived assets, including property and equipment, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods as well as the strategic significance of the asset to the Company’s business objectives. Should an impairment exist, the impairment loss would be measured based on the excess of the asset’s carrying amount over its fair value. The Company has not recognized any impairment losses on long-lived assets for the years ended December 31, 2016, 2015, and 2014.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable assets acquired and liabilities assumed in a business combination. The Company evaluates goodwill for impairment annually during the fourth quarter and upon the occurrence of triggering events or substantive changes in circumstances that could indicate a potential impairment. The Company evaluates goodwill for impairment by assessing qualitative factors or performing a quantitative analysis to determine whether it is more-likely-than-not that the fair value of net assets is below the carrying amount.
Intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date (which is regarded as their cost). The fair value of acquired in-process research and development ("IPR&D") has been estimated using the replacement cost method. Under this method, the Company estimated the cost to recreate the technology and derived an estimated value to develop the technology. IPR&D assets are required to be classified as indefinite-lived assets and are not amortized until they become definite lived assets, upon the successful completion of the associated research and development effort. At that time, the Company will determine the useful life of the asset and begin amortization. If the associated research and development effort is abandoned, the related IPR&D assets will be written-off and an impairment charge recorded. Intangible assets are reviewed for impairment at least annually or if indicators of potential impairment exist.
Contingent Consideration from Business Combinations
At and subsequent to the acquisition date of a business combination, contingent consideration obligations are remeasured to fair value at each balance sheet date with changes in fair value recognized in research and development expense in the consolidated statements of operations. Changes in fair values reflect changes to the Company’s assumptions regarding probabilities of successful achievement of related milestones, the timing in which the milestones are expected to be achieved, and the discount rate used to estimate the fair value of the obligation, as well as the foreign currency impact of the contingent consideration for the Stage acquisition as potential future payments are denominated in Euro.

Leases
The Company has entered into various non-cancelable lease agreements for its office, laboratory, and manufacturing spaces. The Company recognizes rent expense under such arrangements on a straight-line basis over the effective term of each lease. Under the terms of certain of our lease agreements, we received, or will receive, tenant allowances and record these amounts as a liability, which is amortized as a reduction to rent expense over the term of the lease.
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
Level 1—Quoted prices in active markets for identical assets or liabilities
Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly
Level 3—Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability
The Company’s financial instruments, in addition to those presented in Note 7, Fair Value Measurements, include cash and cash equivalents, accounts payable, and accrued liabilities. The carrying amount of cash and cash equivalents, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these instruments.
Convertible Preferred Stock Option
Pursuant to certain 2013 and 2014 convertible preferred stock purchase agreements, the Company had the right to sell, or "put," additional shares of Series A and A-2 convertible preferred stock in subsequent closings as well as potential obligations to issue additional shares upon the occurrence of certain events. The Company assessed its rights and potential obligations to sell additional shares and determined them to be a single unit of accounting, with classification outside of equity in accordance with ASC 480, Distinguishing Liabilities from Equity.
The Company recorded these combined instruments as convertible preferred stock options as of the date of the initial closings of the Series A and A-2 convertible preferred stock financing. The options were revalued to fair value at each subsequent balance sheet date, with fair value changes recognized as increases or reductions to other income or expense, net in the consolidated statements of operations. The Company estimated the fair value of these instruments based on the Black-Scholes option pricing model. These options were exercised during 2014. For the year ended December 31, 2014, $10.7 million was recognized in other income or expense related to the changes in fair value of these options.
Deemed Dividends upon Issuance of Convertible Preferred Stock, Non-Cash
As of the dates of the second tranche closing and third tranche closing of the Series A-2 convertible preferred stock financing in June and July 2014, the estimated fair value of the Series A-2 convertible preferred stock was $5.96 and $7.88 per share, respectively, compared with the purchase price per share of $4.00. As of the date of the final closing of the Series A convertible preferred stock financing in July 2014, the estimated fair value of the Series A convertible preferred stock was $8.36 per share compared with the purchase price per share of $4.00. The differences between the estimated fair value as of the closing dates and the purchase prices were deemed to be equivalent to a preferred stock dividend. As a result, the Company recorded deemed dividends of $15.4 million, $30.3 million, and $21.8 million for the Series A-2 second tranche closing, Series A-2 third tranche closing, and Series A final closing, respectively, for the year ended December 31, 2014. The deemed dividends increased convertible preferred stock by $67.5 million, reduced additional paid-in capital by $16.4 million, and increased accumulated deficit by $51.1 million. The deemed dividends increased the net loss attributable to common stockholders by $67.5 million in the calculation of basic and diluted net loss per common share for the year ended December 31, 2014.

Success Payments
The Company granted rights to share-based success payments to the Fred Hutchinson Cancer Research Center ("FHCRC") and the Memorial Sloan Kettering Cancer Center ("MSK") pursuant to the terms of its collaboration agreements with each of those entities. Pursuant to the terms of these arrangements, the Company may be required to make success payments based on increases in the per share fair market value of the Company’s common stock, payable in cash or publicly-traded equity at the Company’s discretion. See Note 5, Collaboration and License Agreements. The success payments are accounted for under ASC 505-50, Equity-Based Payments to Non-Employees. Once the service period is complete, the instruments will be accounted for under ASC 815, Derivatives and Hedging, and continue to be marked to market with all changes in value recognized in other income or expense.
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
Claims and Contingencies
From time to time, the Company may become involved in litigation and proceedings relating to claims arising from the ordinary course of business. The Company accrues a liability if the likelihood of an adverse outcome is probable and the amount is estimable. If the likelihood of an adverse outcome is only reasonably possible (as opposed to probable), or if an estimate is not determinable, the Company provides disclosure of a material claim or contingency.
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
The Company analyzes agreements with more than one element, or deliverable, based on the guidance in ASC 605-25, Revenue Recognition-Multiple-Element Arrangements. The Company identifies the deliverables within the agreement and evaluates which deliverables represent separate units of accounting. Analyzing the agreement to identify deliverables requires the use of judgment. A deliverable is considered a separate unit of accounting when the deliverable has value to the collaborator or licensee on a standalone basis based on the consideration of the relevant facts and circumstances for each agreement.

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

•	clinical trial costs;

•	costs to operate the Company-owned manufacturing facility;

•
external research and development expenses incurred under arrangements with third parties, such as contract research organizations, contract manufacturing organizations, academic and non-profit institutions and consultants;

•	costs incurred in connection with preclinical development activities;

•	costs to acquire complimentary technology;

•	personnel-related expenses, including non-cash stock-based compensation expense;

•	changes in the estimated fair value of the liability attributable to the elapsed service period as of the balance sheet date associated with the Company’s success payments to FHCRC and MSK;

•	changes in the estimated fair value of the contingent consideration liabilities;

•	license and milestone fees; and

•	other expenses, which include direct and allocated expenses for laboratory, facilities, and other costs.
General and Administrative Expense
General and administrative costs are expensed as incurred and include personnel-related expenses, including non-cash stock-based compensation expense, for our personnel in executive, legal, finance and accounting, human resources, commercial, and other administrative functions, legal costs, transaction costs related to acquisitions and collaboration and licensing agreements, as well as fees paid for accounting and tax services, consulting fees, including costs to support commercial readiness, and facilities costs not otherwise included in research and development expenses. Legal costs include general corporate legal fees, patent costs, litigation costs, and legal expense associated with inter partes review proceedings at the USPTO.
The costs related to acquiring patents and prosecuting and maintaining intellectual property rights are expensed as incurred to general and administrative expense due to the uncertainty surrounding the drug development process and the uncertainty of future benefits.
Stock-Based Compensation
Under ASC 718, Compensation—Stock Compensation, the Company measures and recognizes expense for restricted stock awards, restricted stock unit ("RSU") awards, and stock options granted to employees and directors based on the fair value of the awards on the date of grant. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model that requires management to apply judgment and make estimates, including:

•
the expected term of the option, which is calculated using the simplified method, as permitted by the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 110, Share-Based Payment, as the Company has insufficient historical information regarding its stock options to provide a basis for an estimate;

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
Stock-based compensation expense for restricted stock, RSUs, and stock options is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. The Company is required to estimate a forfeiture rate to calculate the stock-based compensation expense for its awards. The Company estimates a forfeiture rate based on actual forfeitures, analysis of employee turnover, and expectations of future option exercise behavior. Based on these factors, the Company's estimated forfeiture rate has been immaterial since inception. The Company routinely evaluates the appropriateness of the forfeiture rate.
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
Recent Accounting Pronouncements
In 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230), which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The guidance is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company early adopted this guidance for the year ended December 31, 2016. The adoption of this standard did not have a material impact on its financial position, results of operation or related financial statement disclosures.
In 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718), intended to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company plans to adopt this standard on January 1, 2017 and expects the adoption of this new accounting guidance will not have a material impact on its consolidated financial statements.
In 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new guidance requires lessees to recognize the assets and liabilities arising from leases on the balance sheet and additional qualitative and quantitative disclosures will be required. The amendment is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt this standard on January 1, 2019 and is evaluating the impact of adopting the new accounting guidance on its consolidated financial statements.
In 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers (Topic 606), amended by ASU No. 2015-14. This new standard will replace all current GAAP guidance on this topic and establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In 2015, the FASB voted to defer the effective date to reporting periods beginning after December 15, 2017, with early adoption permitted. The Company plans to adopt this standard on January 1, 2018. As of December 31, 2016, the majority of the Company's revenue is generated from licenses, milestones and from its collaboration arrangement with Celgene. The Company is currently evaluating the potential impact that Topic 606 may have on its consolidated financial statements.
3. Acquisitions
Acquisition of Technology from RedoxTherapies
In July 2016, the Company acquired RedoxTherapies, for a $10.0 million upfront cash payment. The Company also agreed to deliver additional consideration upon achievement of specified clinical, regulatory, and commercial milestones. The acquisition provides the Company with an exclusive license to vipadenant, a small molecule A2a receptor antagonist that has the potential to disrupt important immunosuppressive pathways in the tumor microenvironment in certain cancers. The Company concluded that the assets acquired did not meet the accounting definition of a business as inputs, but no processes or outputs, were acquired, and the licensed technology had not achieved technological feasibility. As such, the Company treated the acquisition as an asset purchase, recording the purchase price as $10.0 million in research and development expense in the accompanying consolidated statements of operations. Additionally, the Company made a joint election under Section 338(h)(10) of the Internal Revenue Code of 1986 ("IRC"), which treats the transaction as an asset purchase for tax purposes.
In addition to cash paid, the acquisition agreement stipulates that the Company is required to make milestone payments to the founder of RedoxTherapies upon the achievement of specified clinical, regulatory, and commercial milestones. Triggering of these milestone payments was not considered probable as of the date of the acquisition, and no expense has been recorded for these milestones as of December 31, 2016. As a result of the acquisition, the Company obtained access to two license agreements to which RedoxTherapies is party, which require the payment of royalties to the licensors based on annual net sales of licensed products or processes by RedoxTherapies and its sublicensees (which may include the Company), as well as certain payments upon the achievement of specified clinical and regulatory milestones. Triggering of these milestone payments was not considered probable as of the date of the acquisition, and no expense has been recorded for these milestones as of December 31, 2016.
Acquisition of AbVitro
In January 2016, the Company completed the acquisition of 100% of the outstanding equity in AbVitro. The Company paid $74.7 million in cash and issued an aggregate of 1,289,188 shares of the Company’s common stock valued at $46.9 million based on the closing stock price on January 8, 2016 of $36.39 per share. An additional $2.2 million was recorded as post-combination research and development expense in the year ended December 31, 2016 in connection with the accelerated vesting of employee stock options. Additionally, 24,446 RSUs were granted to former AbVitro employees, which shares are subject to monthly vesting over three years following the closing of the transaction, contingent on such employees continuing to provide services to the Company through such vesting dates. These are accounted for as post-acquisition compensation expenses. There are no milestone payment obligations under the terms of the AbVitro acquisition.
The elements of the purchase consideration are as follows (in thousands):

Cash paid	$74,729
Common stock issued	46,914
Total consideration	$121,643
The allocation of the purchase price is based on estimates of the fair value of assets acquired and liabilities assumed as of the acquisition date. The components of the purchase price allocation are as follows (in thousands):

Net working capital	$67
Deferred tax liabilities, net of tax attributes	(6,655)
Acquired in-process research and development	29,017
Goodwill	99,214
Total consideration	$121,643
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
Acquisition of Stage Cell Therapeutics GmbH
In May 2015, the Company completed the acquisition of all the outstanding ownership interests in Stage Cell Therapeutics GmbH ("Stage") not already held by it. Prior to the acquisition, the Company held a 4.76% equity interest in Stage. The Company paid €52.5 million, or $58.5 million, in cash and issued an aggregate of 486,279 shares of common stock, valued at $22.2 million based on the closing stock price on May 11, 2015 of $45.58 per share.
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

The elements of the purchase consideration are as follows (in thousands):

Cash paid (1)	$58,496
Common stock issued	22,165
Fair value of contingent consideration (2)	28,244
Total consideration for 95.24% equity	108,905
Fair value of 4.76% initial investment in Stage (3)	3,682
Implied purchase price consideration for 100% equity	$112,587

(1)	The cash consideration represents the consideration paid in cash amounting to €52.5 million which is translated based on an exchange rate on May 11, 2015.

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

The allocation of the purchase price is based on estimates of the fair value of assets acquired and liabilities assumed as of the date of acquisition. The components of the purchase price allocation are as follows (in thousands):

Net working capital	$1,863
Property and equipment	651
Net assets acquired	2,514
Deferred tax liabilities	(10,801)
Acquired in-process research and development	34,457
Goodwill	86,417
Total consideration	$112,587
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
Acquisition of X-Body, Inc.
In June 2015, the Company completed the acquisition of 100% of the outstanding equity in X-Body, Inc. ("X-Body"). The Company paid $21.3 million in cash and issued an aggregate of 366,434 shares of common stock, valued at $19.4 million based on the closing stock price on June 1, 2015 of $53.07 per share. Further, an additional 72,831 shares of common stock were issued to two former X-Body stockholders in the transaction, which shares are subject to monthly vesting over the three years following the closing of the transaction. These will be accounted for as post-acquisition compensation expenses.
The Company also agreed to pay additional amounts in cash upon the realization of specified milestones substantially as follows, with respect to products generated using the X-Body technology: $5.0 million per target upon the achievement, during a specified period, of a certain regulatory milestone for products that utilize a certain type of binding mechanism; up to $30.0 million upon the achievement, during a specified period, of regulatory and clinical milestones for the first product using another type of binding mechanism (any product using such type of binding mechanism, a "Type X Product"); $5.0 million per product upon the achievement, during a specified period, of a certain regulatory milestone for a certain number of subsequent Type X Products; $50.0 million upon the achievement, during a specified period, of a clinical milestone related to the first product with certain specified binding properties (a "Type Y Product"); and $20.0 million upon the achievement, during a specified period, of a clinical milestone related to the first product with certain other specified binding properties. If a Type X Product or a Type Y Product is commercialized, Juno can choose either to make a commercialization milestone payment for such a product or to pay a low single-digit royalty on net sales of such a product. The fair value of this contingent consideration was estimated to be $8.9 million at the date of acquisition. Payments could vary based on milestones that are reached.
The elements of the purchase consideration are as follows (in thousands):

Cash paid	$21,331
Common stock issued	19,447
Fair value of contingent consideration (1)	8,944
Settlement of preexisting obligation (2)	1,123
Total consideration	$50,845

(1)
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

(2)
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

The allocation of the purchase price is based on estimates of the fair value of assets acquired and liabilities assumed as of the acquisition date. The components of the purchase price allocation are as follows (in thousands):

Net liabilities assumed	$(181)
Deferred tax liabilities	(1,099)
Acquired in-process research and development	16,450
Goodwill	35,675
Total consideration	$50,845
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
Post-Acquisition and Pro Forma Consolidated Financial Information
The business acquisitions did not have a material impact on the Company’s consolidated statements of operations, and therefore actual and pro forma disclosures have not been presented. The intangible assets acquired in the business acquisitions are in-process research and development assets, and as such, there would be no pro forma adjustment needed for the amortization of intangible assets.
Transaction Costs
The Company incurred approximately $0.4 million and $4.5 million of direct transaction costs related to the business acquisitions for the years ended December 31, 2016 and 2015, respectively. These costs are included in general and administrative expenses in the consolidated statements of operations.

4. Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance at December 31, 2014	$—
Goodwill acquired	122,092
Balance at December 31, 2015	122,092
Goodwill acquired	99,214
Balance at December 31, 2016	$221,306
There was no impairment of goodwill for the years ended December 31, 2016 and 2015.
The following table summarizes the gross carrying amount, accumulated amortization and the net carrying amount of intangible assets (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Balance at December 31, 2014	$—	$—	$—
Acquired in-process research and development	50,907	—	50,907
Effects of foreign currency translation	(730)	—	(730)
Balance at December 31, 2015	50,177	—	50,177
Acquired in-process research and development	29,017	—	29,017
Effects of foreign currency translation	(1,208)	—	(1,208)
Balance at December 31, 2016	$77,986	$—	$77,986
There was no impairment of intangible assets for the years ended December 31, 2016 and 2015.
5. Collaboration and License Agreements
Celgene
Celgene Collaboration Agreement
In June 2015, the Company entered into a Master Research and Collaboration Agreement ("Celgene Collaboration Agreement") with Celgene Corporation and one of its wholly owned subsidiaries (collectively, "Celgene") pursuant to which the Company and Celgene agreed to collaborate on researching, developing, and commercializing novel cellular therapy product candidates and other immuno-oncology and immunology therapeutics, including, in particular, CAR and TCR product candidates. The Celgene Collaboration Agreement became effective in July 2015 and was amended and restated in August 2015.
Pursuant to the collaboration, prior to the exercise of an option for a program, each of the Company and Celgene will conduct independent programs to research, develop, and commercialize such product candidates (including, in the case of the Company, its CD19 and CD22 programs). Each party has certain options to obtain either an exclusive license to develop and commercialize specified product candidates arising from specified types of programs conducted by the other party within the scope of the collaboration, or the right to participate in the co-development and co-commercialization of specified product candidates arising from such programs, in each case in specified territories. Further, following the exercise of an option, Celgene has the right to exercise an option for a specified number of such programs, excluding the CD19 program and the CD22 program, to co-develop and co-commercialize products arising out of such programs in certain countries, and each of Celgene and Company has the right to elect to participate in certain commercialization activities for products in such programs in territories where it is not leading commercialization of such product. The parties may exercise their options with respect to specified product candidates arising under programs within the scope of the collaboration until the tenth anniversary of the effective date of the Celgene Collaboration Agreement (the "Research Collaboration Term"), subject to a tail period applicable to certain programs, for which options have not yet been exercised as of the expiration of the Research Collaboration Term. BCMA-directed product candidates are excluded from the collaboration.
For Company-originated programs (which includes the CD19 program and may include the CD22 program) under the collaboration for which Celgene exercises its option to obtain an exclusive license:

•
The Company would be responsible for research and development in the United States, Canada, and Mexico, and, for cellular therapy product candidates, China, and would retain commercialization rights and would lead commercialization activities and book sales of products in those countries (the "Juno Territory"), subject to Celgene’s option, for a specified number of programs (excluding the CD19 program and the CD22 program), to elect to co-develop and co-commercialize product candidates arising from such programs, or for other programs, to elect to participate in certain commercialization activities in the Juno Territory, as further described below. Under all such license agreements, the Company has the right to participate in specified commercialization activities arising from such programs in certain major European markets;

•
On a program-by-program basis, Celgene would receive an exclusive license, and pursuant to such license would be responsible for, development and commercialization outside of the Juno Territory (the "Celgene Territory"), including by leading commercialization activities and booking sales of products in the Celgene Territory. Celgene would be required to pay the Company a royalty on sales of products arising from such program in the Celgene Territory as further described below; and

•
For Company-originated programs, excluding CD19 and CD22, Celgene would have the right to exercise an option for a specified number of such programs, to obtain the right to co-develop and co-commercialize products arising from such program worldwide, except for China. For each such program, following Celgene’s exercise of such option, the parties would enter into an agreed form of co-development and co-commercialization agreement, pursuant to which:

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
Under the terms of the Celgene Collaboration Agreement, the Company received an upfront cash payment of $150.2 million. In addition to the upfront payment, Celgene is required to pay to the Company an additional fee if it exercises its option for each of the CD19 program and the CD22 program, totaling, if the options are exercised for both programs during the initial opt-in window, $100.0 million. As described below, in April 2016, Celgene exercised its option for the CD19 program and paid the Company $50.0 million as an option exercise fee. Upon a party’s exercise of the option for any other program (other than certain in-licensed or acquired programs where a party exercises its option at the time such program is acquired), the party exercising the option is required to pay to the other party a payment at the time of exercise of its option, calculated as a multiple of the costs incurred by the other party in relation to the development activities for such program prior to the exercise of the option, with such multiple based on the point in development of such product at which such party exercises such option. For programs for which the parties have entered into a license agreement, the Company will also receive royalties from Celgene, for product candidates arising from the CD19 and CD22 programs, at a percentage in the mid-teens of net sales of such product candidates in the Celgene Territory, and for product candidates arising from other Company programs that are subject to a license agreement, tiered royalties on net sales of such product candidates in the Celgene Territory, at percentages ranging from the high single digits to the mid-teens, calculated based on the stage of development at which Celgene exercises its option for such program.
Celgene CD19 License
In April 2016, Celgene exercised its opt-in right to develop and commercialize product candidates from the Company’s CD19 program in the Celgene Territory. As a result, the Company and Celgene entered into a license agreement (the "Celgene CD19 License") pursuant to which Celgene received an exclusive, royalty-bearing license to develop and commercialize therapeutic CAR product candidates from the Company’s CD19 program in the Celgene Territory. The Company retains all rights to develop further and commercialize such product candidates in the Juno Territory. The Company and Celgene will generally share worldwide research and development costs, while the Company will be responsible for commercialization costs in the Juno Territory and Celgene will be responsible for commercialization costs in the Celgene Territory. The Company has the right to participate in specified commercialization activities for licensed products arising from the CD19 program in certain major European markets. Celgene has the right to participate in specified commercialization activities in North America for licensed products for certain indications under the CD19 program. The Company received a $50.0 million option exercise fee from Celgene upon the exercise of Celgene’s option for the CD19 program. The Company will also receive royalties from Celgene for CAR product candidates arising from the CD19 program at a percentage in the mid-teens of net sales of such product candidates in the Celgene Territory.
Celgene Share Purchase Agreement
In June 2015, the Company also entered into a Share Purchase Agreement (the "Celgene Share Purchase Agreement") with Celgene. Pursuant to the Celgene Share Purchase Agreement, the Company sold 9,137,672 shares of the Company’s common stock to Celgene at an aggregate cash price of approximately $849.8 million, or $93.00 per share of common stock, on August 4, 2015. The Celgene Share Purchase Agreement also provides for additional sales of shares by the Company to Celgene as follows:

•
First Period Top-Up Rights. Until June 29, 2020, Celgene has the annual right, following the filing of each Annual Report on Form 10-K filed by the Company, to purchase additional shares from the Company at a market average price, allowing it to "top up" to an ownership interest equal to 10% of the then-outstanding shares (after giving effect to such purchase), subject to adjustment downward in certain circumstances. If Celgene does not exercise its top-up right in full in any given year, then the percentage of ownership targeted for a top-up stock purchase for the next year will be reduced to Celgene’s percentage ownership at the time of such non-exercise or partial exercise (after giving effect to the issuance of shares in any partial exercise). In March 2016, Celgene exercised its annual top-up right to purchase 1,137,593 shares at a price of $41.32 per share, for an aggregate cash purchase price of $47.0 million. Given in March 2016, Celgene did not exercise the top-up right in full to reach 10% ownership that would have been permitted by the top-up right, the top-up right that will be triggered by the filing of the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2016 will only permit Celgene to top-up its ownership stake of the Company’s common stock to 9.76%.

•
First Acquisition Right. During the period beginning on June 29, 2019 and ending on June 28, 2020, subject to Celgene opting in to a certain number of Company programs under the Celgene Collaboration Agreement, Celgene will have the right (the "First Acquisition Right") to purchase up to such number of shares that will allow Celgene to have ownership of 19.99% of the then-outstanding shares of the Company’s common stock (after giving effect to such purchase) at the closing price of the common stock on the principal trading market (currently The NASDAQ Global Select Market) on the date of exercise (the "FAR Base Price"), plus a premium on all shares in excess of the number of shares for which Celgene would then be able to purchase if it then had a top-up right as described in the preceding paragraph.

•
Second Period Top-Up Rights. After the closing of the purchase of shares upon the exercise of the First Acquisition Right until the SAR Termination Date (as defined below), in the event that Celgene has been diluted after exercising the First Acquisition Right, the Company may elect annually, upon the filing of each Annual Report on Form 10-K filed by the Company, to offer Celgene the right to purchase additional shares from the Company at 105% of market average price, allowing Celgene to "top up" to an ownership interest (after giving effect to such purchase) equal to the percentage ownership of shares that Celgene obtained upon exercise of the First Acquisition Right, subject to adjustment downward in certain circumstances. If Celgene does not exercise its top-up right in full in any year in which it is offered such right by the Company, then the percentage of ownership targeted for a top-up stock purchase for the next year it is offered such top-up right will be reduced to Celgene’s percentage ownership at the time of such non-exercise or partial exercise (after giving effect to the issuance of shares in any partial exercise). The "SAR Termination Date" is the later of (a) June 29, 2025, and (b) the earlier of (x) the date that is 6 months following the date that the conditions to the exercise of the Second Acquisition Right (as defined herein) are satisfied and (y) December 29, 2025.

•
Second Acquisition Right. During the period beginning on June 29, 2024 and ending on the SAR Termination Date, subject to each of Celgene and the Company opting into a certain number of programs under the Celgene Collaboration Agreement, and provided that Celgene exercised the First Acquisition Right so as to obtain an aggregate percentage ownership of at least 17% of the Company, Celgene will have the right (the "Second Acquisition Right") to purchase up to such number of shares that will allow Celgene to have ownership of 30% of the then-outstanding shares of the Company’s common stock (after giving effect to such purchase) at the closing price of the common stock on the principal trading market on the date of exercise (the "SAR Base Price"), plus a premium on all shares in excess of the number of shares for which Celgene would then be able to purchase if it then had a top-up right as described in the preceding paragraph.

•
Final Top-Up Rights. Following the closing of the purchase of shares upon the exercise of the Second Acquisition Right and until the Celgene Collaboration Agreement expires or is terminated, Celgene would have the annual right, in the event that Celgene has been diluted after exercising the Second Acquisition Right, following the filing of each Annual Report on Form 10-K filed by the Company, to purchase additional shares from the Company at a price equal to 105% of market average price, allowing it to "top up" to the percentage ownership it had attained upon exercising the Second Acquisition Right, less 250 basis points, subject to adjustment downward in certain circumstances. If Celgene does not exercise its top-up right in full in any given year, then the percentage of ownership targeted for a top-up stock purchase for the next year will be reduced to Celgene’s percentage ownership at the time of such non-exercise or partial exercise (after giving effect to the issuance of shares in any partial exercise). These rights and the other described top-up rights, as well as the First Acquisition Right and Second Acquisition Right, may be limited or eliminated in certain circumstances when and if Celgene disposes of any of its shares.

The First Period Top-Up Rights, Second Period Top-Up Rights and Third Period Top-Up Rights are collectively referred to herein as the "Top-Up Rights". The First Acquisition Right and Second Acquisition Right are collectively referred to herein as the "Acquisition Rights."
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
The Company has identified the initial consideration for the Celgene Collaboration Agreement, which is the best estimated selling price, as the $150.2 million upfront payment. The Company determined that each of the identified deliverables have the same period of performance (the ten years research collaboration term) and have the same pattern of revenue recognition, ratably over the period of performance. As a result, the $150.2 million in arrangement consideration was recorded in deferred revenue and is being recognized over the ten year research collaboration term.
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
The Company evaluated and determined that the Top-Up Rights and Acquisition Rights granted to Celgene under the Celgene Share Purchase Agreement are not freestanding instruments as these rights are not legally detachable and separately exercisable from the Company’s common stock. In addition, the Company has further assessed whether the Top-Up Rights and Acquisition Rights should be accounted for as derivative instruments and determined that derivative accounting does not apply. The Company determined that the Top-Up Rights and Acquisition Rights are embedded and inseparable from the initial stock purchase and no subsequent remeasurement is necessary.
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
For the year ended December 31, 2016, the Company recognized revenue of $64.6 million in connection with the Celgene Collaboration Agreement and the Celgene CD19 License. The Company recognized $5.1 million in revenue in connection with the Celgene Collaboration Agreement for the year ended December 31, 2015. As of December 31, 2016, there was $11.2 million due from Celgene included in accounts receivable on the consolidated balance sheets. As of December 31, 2015, there were no amounts due from Celgene.
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
Excluding the expense or gain related to success payment obligations, the Company recognized $16.1 million, $10.3 million, and $6.9 million of research and development expenses in connection with its collaboration and funding agreements with FHCRC for the years ended December 31, 2016, 2015, and 2014, respectively.
In October 2013, the Company granted FHCRC rights to certain share-based success payments. Under the terms of this arrangement, the Company may be required to make success payments to FHCRC based on increases in the estimated fair value of the Company’s common stock. The potential payments are based on multiples of increasing value based on a comparison of the fair value of the common stock relative to its original $4.00 issuance price. The payments are based on whether the value of the Company’s common stock meets or exceeds certain specified threshold values per share, in each case subject to adjustment for any stock dividend, stock split, combination of shares, or other similar events. The aggregate success payments to FHCRC are not to exceed $375.0 million which would only occur at a stock valuation of $160.00 per share. In June 2014, the Company entered into an agreement with FHCRC in which it can offset certain indirect costs related to the collaboration projects conducted by FHCRC against any success payments. The term of the success payment agreement ranges from eight to eleven years depending upon when or if the company receives FDA approval of certain of its product candidates as specified in the agreement.
The following table summarizes all possible remaining FHCRC success payments, payable in cash or publicly-traded equity at the Company’s discretion:

Multiple of Initial Equity Value at issuance	15.0x	20.0x	25.0x	30.0x	35.0x	40.0x
Per share common stock price required for payment	$60.00	$80.00	$100.00	$120.00	$140.00	$160.00
Success payment(s) (in millions)	$50	$50	$50	$50	$50	$50
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
The estimated fair value of the total success payment obligation to FHCRC, after giving effect to the success payments achieved in December 2015, was approximately $22.9 million and $67.3 million as of December 31, 2016 and 2015, respectively. With respect to the FHCRC success payment obligations, the Company recognized a gain of $20.5 million for the year ended December 31, 2016, and recognized expense of $44.3 million and $61.2 million for the years ended December 31, 2015 and 2014, respectively. The gain or expense recorded represents the change in the FHCRC success payment liability during such periods and twelve months of accrued expense. The FHCRC success payment liability on the consolidated balance sheets as of December 31, 2016 and 2015 was $13.3 million and $33.8 million, respectively.
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

	December 31,
Assumptions	2016	2015
Fair value of common stock	$18.85	$43.97
Risk free interest rate	1.88% - 2.30%	1.89% - 2.20%
Expected volatility	75%	70%
Expected term (years)	4.79 - 7.79	5.79 - 8.79
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
In October 2013, the Company entered into a license agreement with FHCRC, pursuant to which the Company acquired an exclusive, worldwide, sublicensable license under certain patent rights, and a non-exclusive, worldwide, sublicensable license under certain technology, to research, develop, manufacture, improve, and commercialize products and processes covered by such patent rights or incorporating such technology for all therapeutic uses for the treatment of human cancer. The patents and patent applications covered by this agreement are directed, in part, to CAR constructs, including target specific constructs and customized spacer regions, TCR constructs, and their use for immunotherapy. The Company classifies on the consolidated statements of operations payments accrued or made under its licensing arrangements based on the underlying nature of the expense. Expenses related to the reimbursement of legal and patent costs are classified as general and administrative because the nature of the expense is not related to the research or development of the technologies the Company is licensing.
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
Memorial Sloan Kettering Cancer Center
In November 2013, the Company entered into a sponsored research agreement with MSK, focused on research and development relating to chimeric antigen receptor T cell technology. The research is conducted under project orders containing plans and budgets approved by the parties. The Company also entered into a master clinical study agreement with MSK for clinical studies to be conducted at MSK on the Company’s behalf. Each such study will be conducted in accordance with a written plan and budget and protocol, or separate clinical trial agreement, approved by the parties. The Company is also party to separate clinical study agreements with MSK.
Excluding the expense or gain related to success payment obligations, the Company recognized $2.8 million, $4.7 million, and $2.5 million of research and development expenses in connection with its research and clinical agreements with MSK for the years ended December 31, 2016, 2015, and 2014, respectively.
The Company granted MSK rights to certain share-based success payments. Under the terms of this arrangement, the Company may be required to make success payments to MSK based on the increases in the estimated fair value of the Company’s common stock. The potential payments are based on multiples of increasing value based on a comparison of the fair value of the common stock relative to its original $4.00 issuance price. The payments are based on whether the value of the Company’s common stock meets or exceeds certain specified threshold values per share, in each case subject to adjustment for any stock dividend, stock split, combination of shares, or other similar events. The aggregate success payments to MSK are not to exceed $150.0 million, which would only occur at a stock valuation of $120.00 per share. In October 2015, the Company entered into an agreement with MSK in which certain indirect costs related to certain clinical studies and research projects conducted by MSK are creditable against any success payments. This agreement was amended by the Company in December 2015. The term of the success payment agreement ranges from eight to eleven years depending upon when or if the company receives FDA approval of certain of its product candidates as specified in the agreement.
The following table summarizes all possible remaining MSK success payments, payable in cash or publicly-traded equity at the Company’s discretion:

Multiple of Initial Equity Value at issuance	15.0x	30.0x
Per share common stock price required for payment	$60.00	$120.00
Success payment(s) (in millions)	$70	$70
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
In December 2015, a success payment to MSK was triggered in the amount of $10.0 million, less indirect cost offsets of $1.0 million. The Company elected to make the payment in shares of its common stock, and thereby issued 240,381 shares of its common stock to MSK in March 2016. In April 2016, the Company repurchased the shares issued to MSK at a price per share equal to $41.90.
The estimated fair value of the total success payment obligation to MSK, after giving effect to the success payment achieved in December 2015 and paid in March 2016, was approximately $14.1 million and $48.9 million as of December 31, 2016 and 2015, respectively. With respect to the MSK success payment obligations, the Company recognized a gain of $12.0 million for the year ended December 31, 2016, and recognized expense of $7.3 million and $23.7 million for the years ended December 31, 2015 and 2014, respectively. The gain or expense represents the change in the MSK success payment liability during such periods and twelve months of accrued expense. The MSK success payment liability on the consolidated balance sheets as of December 31, 2016 and 2015 was $9.5 million and $31.0 million, respectively.
The Company’s liability for share-based success payments under the MSK collaboration is carried at fair value and recognized as expense over the term of the five year collaboration agreement. To determine the estimated fair value of the success payment liability, the Company uses a Monte Carlo simulation methodology which models the future movement of stock prices based on several key variables. The following variables were incorporated in the calculation of the estimated fair value of the success payment liability as of the following balance sheet dates:

	December 31,
Assumptions	2016	2015
Fair value of common stock	$18.85	$43.97
Risk free interest rate	1.90% – 2.31%	1.91% – 2.20%
Expected volatility	75%	70%
Expected term (years)	4.89 – 7.89	5.89 – 8.89
The computation of expected volatility was estimated using a combination of available information about the historical volatility of stocks of similar publicly-traded companies for a period matching the expected term assumption and the Company's historical and implied volatility. The risk free interest rate and expected term assumptions depend on the estimated timing of FDA approval. In addition, the Company incorporated the estimated number and timing of valuation measurement dates in the calculation of the success payment liability.
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
The Company agreed to pay MSK milestone payments and royalties as a percentage of net sales of licensed products and services by us or our affiliates and sublicensees.
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
St. Jude Children’s Research Hospital/Novartis
In December 2013, the Company entered into a license agreement with St. Jude ("St. Jude License Agreement"), pursuant to which the Company (1) obtained control over, and the obligation to pursue and defend, St. Jude’s causes of action in Trustees of the University of Pennsylvania v. St. Jude Children’s Research Hospital, Civil Action No. 2:13-cv-1502-SD (E.D. Penn.), which concerned both U.S. Patent No. 8,399,645 (the "’645 Patent") and a contractual dispute between St. Jude and the Trustees of the University of Pennsylvania ("Penn") and (2) acquired an exclusive, worldwide, royalty-bearing license under certain patent rights owned by St. Jude, including the ’645 Patent, to develop, make, and commercialize licensed products and services for all therapeutic, diagnostic, preventative, and palliative uses. The patents and patent applications covered by this agreement are directed, in part, to CAR constructs capable of signaling both a primary and a costimulatory pathway. Together with St. Jude, the Company was a party in, and was adverse to Penn and Novartis Pharmaceutical Corporation ("Novartis") in, that litigation (the "Penn litigation"), which was settled by the parties in April 2015.

The Company agreed to pay to St. Jude milestone payments and royalties as a percentage of net sales of licensed products and services, and a percentage of St. Jude’s reasonable legal fees incurred in connection with the Penn litigation. Included in general and administrative expense for the years ended December 31, 2015 and 2014 was $5.5 million and $3.6 million, respectively, for legal reimbursements.
Milestone payments to St. Jude of up to an aggregate of $62.5 million are triggered upon the achievement of specified clinical, regulatory, and commercialization milestones for licensed products, including JCAR014 or JCAR017, and are not creditable against royalties. The Company can terminate the agreement for any reason upon advance written notice.
In April 2015, the Company and St. Jude agreed to settle the Penn litigation with Penn and Novartis. In connection with such settlement, in April 2015, the Company entered into a sublicense agreement (the "Penn/Novartis Sublicense Agreement") with Penn and an affiliate of Novartis pursuant to which the Company granted to Novartis a non-exclusive, royalty-bearing sublicense under certain patent rights, including the ‘645 Patent, to develop, make, and commercialize licensed products and licensed services for all therapeutic, diagnostic, preventative, and palliative uses. This sublicense is not sublicensable without the Company’s prior written consent, although Novartis may authorize third parties to act on its behalf with respect to the manufacture, development, or commercialization of Novartis’ licensed products and licensed services. Under the Penn/Novartis Sublicense Agreement, Novartis paid the Company an initial license fee of $12.3 million, which was recorded as revenue for the year ended December 31, 2015. In addition, Novartis is also required to pay mid-single digit royalties on the U.S. net sales of products and services related to the disputed contract and patent claims (the "Royalty Payments"), a low double digit percentage of the royalties Novartis pays to Penn for global net sales of those products (the "Penn Royalty Payments"), and milestone payments upon the achievement of specified clinical, regulatory, and commercialization milestones for licensed products (the "Milestone Payments"). If the Company achieves any of the milestones with respect to its own products leveraging the same patents, prior to Novartis, the related Milestone Payment will be reduced by 50%. In addition, if the Company achieves any milestone after Novartis, the Company will reimburse Novartis 50% of any Milestone Payment previously paid by Novartis to the Company in respect of such milestone. These milestones largely overlap with the milestones for which the Company may owe a payment to St. Jude under the St. Jude License Agreement and the Milestone Payments would in effect serve to partially offset the Company’s obligations to St. Jude with respect to such milestones. Novartis may terminate the Penn/Novartis Sublicense Agreement at will upon advance written notice to the Company.
In 2016, two clinical milestones were met under both the Penn/Novartis Sublicense Agreement and the St. Jude License Agreement, pursuant to which the Company received payments of $14.3 million from Novartis, and the Company made corresponding payments to St. Jude of $12.5 million.
Seattle Children’s Research Institute
In February 2014, the Company entered into a sponsored research agreement with Seattle Children’s Research Institute ("SCRI"). The research is conducted under project orders containing plans and budgets approved by the parties. The Company has also entered into clinical support and manufacturing services agreements with SCRI related to the Company’s JCAR017 trials. The Company recognized $4.4 million, $2.5 million, and $0.4 million of research and development expenses in connection with its sponsored research, clinical support and manufacturing services agreements with SCRI for the years ended December 31, 2016, 2015, and 2014, respectively.
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
The Company is required to pay to SCRI annual license maintenance fees, creditable against royalties and milestone payments.
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
Opus Bio
In December 2014, the Company entered into a license agreement with Opus Bio, Inc. ("Opus Bio") pursuant to which the Company was granted an exclusive, worldwide, sublicensable license under certain patent rights and data to research, develop, make, have made, use, have used, sell, have sold, offer to sell, import and otherwise exploit products that incorporate or use engineered T cells directed against CD22 and that are covered by such patent rights or use or incorporate such data. Certain of the licensed patent rights are in-licensed by Opus Bio from the National Institutes of Health ("NIH"). Under the agreement, the

Company is required to use commercially reasonable efforts to research, develop, and commercialize licensed products. Such development must be in accordance with the timelines provided in the license agreement for achievement of certain clinical, regulatory, and commercial benchmarks, and with the development plans set forth in Opus Bio’s agreements with the NIH.
During the year ended December 31, 2014, the Company made an upfront payment to Opus Bio of $20.0 million, which was recorded as research and development expense. Additionally, the Company issued to Opus Bio 1,602,564 shares of its common stock, and recognized $64.1 million in research and development expense based on the fair value of the stock on the issuance date of December 24, 2014.
Upon achievement of certain clinical, regulatory, and commercial milestones set forth in the license agreement, the Company will be obligated to pay Opus Bio additional consideration. The consideration due upon achievement of the first three clinical milestones would consist of additional shares of our common stock in an amount equal to the dollar value specified for the applicable milestone, divided by the greater of $10.92 and the arithmetic average of the daily volume-weighted average price of our common stock on The NASDAQ Global Select Market over the 30 trading days preceding the achievement of the milestone, up to a maximum of 4,807,692 shares in the aggregate (this minimum per share value and maximum number of shares subject, in each case, to adjustment for any stock dividend, stock split, combination of shares, or other similar events). Two of these milestones were achieved in 2016, for which the Company issued a total of 603,364 shares of its common stock as payment and recorded research and development expense of $23.2 million based on the fair value of the common stock on the date the milestones were achieved. After giving effect to the achievement of these milestones, as of December 31, 2016, one milestone required to be paid in equity in the amount of $25.0 million remains to be achieved, along with up to $215.0 million in milestones payable in cash.
The license agreement further provides that the Company is required to pay to Opus Bio tiered royalties based on annual net sales of licensed products. The Company will also be required to make certain pass-through payments owed by Opus Bio to NIH under its NIH license agreements, including certain patent costs, development and commercial milestones of up to $2.8 million in the aggregate, royalties based on annual net sales of licensed products. The Company may terminate the agreement at will upon advance written notice.
Fate Therapeutics
In May 2015, the Company entered into a collaboration and license agreement with Fate Therapeutics, Inc. ("Fate Therapeutics"), to identify and utilize small molecules to modulate the Company’s genetically-engineered T cell product candidates to improve their therapeutic potential for cancer patients. The Company paid an upfront fee of $5.0 million in cash and purchased 1,000,000 shares in Fate Therapeutics common stock at a purchase price of $8.00 per share, representing an approximately 5% ownership interest in Fate Therapeutics. The upfront fee and the premium paid for the common stock of $0.8 million were recorded as research and development expense for the year ended December 31, 2015. The investment in Fate Therapeutics is classified as available-for-sale, and reported at fair value with unrealized gains and losses included in accumulated other comprehensive income or loss. Under the collaboration and license agreement, for each product developed by the Company that incorporates modulators identified through the collaboration, the Company will also be required to pay Fate Therapeutics target selection fees and milestone payments upon achievement of clinical, regulatory, and commercial milestones, as well as low single-digit royalties on net sales of licensed products. The Company can terminate the agreement at will upon advance written notice, but such termination may not be effective any earlier than May 2017.
The Company recognized $2.0 million and $1.3 million of research and development expenses in connection with its collaboration agreement with Fate Therapeutics for the years ended December 31, 2016 and 2015, respectively.
Editas Medicine
In May 2015, the Company entered into a collaboration and license agreement with Editas Medicine, Inc. ("Editas"), to pursue research programs utilizing Editas’ genome editing technologies with Juno’s CAR and TCR technologies. The Company paid an upfront fee of $25.0 million in cash, which was recorded as research and development expense for the year ended December 31, 2015. Editas is also eligible to receive future research, regulatory, and commercial sales milestones for each program. Following the approval of any products resulting from the alliance, Editas is also eligible to receive tiered royalties on net sales of licensed products. The Company can terminate the agreement at will upon advance written notice.
The Company recognized $3.9 million and $1.9 million of research and development expenses in connection with its collaboration agreement with Editas for the years ended December 31, 2016 and 2015, respectively.

6. Cash Equivalents and Marketable Securities
The following tables summarize the estimated fair value of cash equivalents and marketable securities and gross unrealized holding gains and losses (in thousands):

	December 31, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$173,746	$—	$—	$173,746
U.S. government and agency securities	4,712	—	—	4,712
Corporate debt securities	6,334	—	(6)	6,328
Total cash equivalents	184,792	—	(6)	184,786
Marketable securities:
Commercial paper	64,260	—	—	64,260
U.S. government and agency securities	320,224	51	(68)	320,207
Corporate debt securities	160,379	18	(180)	160,217
Total marketable securities	544,863	69	(248)	544,684
Long-term marketable securities:
U.S. government and agency securities	132,622	4	(364)	132,262
Corporate debt securities	55,920	1	(177)	55,744
Equity securities	1,700	—	—	1,700
Total long-term marketable securities	$190,242	$5	$(541)	$189,706

	December 31, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$177,164	$—	$—	$177,164
Commercial paper	45,352	—	—	45,352
U.S. government and agency securities	2,000	—	—	2,000
Corporate debt securities	5,040	—	—	5,040
Total cash equivalents	229,556	—	—	229,556
Marketable securities:
Commercial paper	73,078	—	—	73,078
U.S. government and agency securities	470,519	2	(485)	470,036
Corporate debt securities	148,143	1	(245)	147,899
Total marketable securities	691,740	3	(730)	691,013
Long-term marketable securities:
U.S. government and agency securities	204,551	1	(770)	203,782
Corporate debt securities	65,898	33	(195)	65,736
Equity securities	7,190	—	(3,820)	3,370
Total long-term marketable securities	$277,639	$34	$(4,785)	$272,888

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	December 31, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. government and agency securities	$143,480	$(56)	$9,988	$(12)	$153,468	$(68)
Corporate debt securities	128,013	(180)	—	—	128,013	(180)
Total marketable securities	271,493	(236)	9,988	(12)	281,481	(248)
Long-term marketable securities:
U.S. government and agency securities	129,163	(364)	—	—	129,163	(364)
Corporate debt securities	53,643	(177)	—	—	53,643	(177)
Total long-term marketable securities	$182,806	$(541)	$—	$—	$182,806	$(541)

	December 31, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. government and agency securities	$457,641	$(485)	$—	$—	$457,641	$(485)
Corporate debt securities	144,499	(245)	—	—	144,499	(245)
Total marketable securities	602,140	(730)	—	—	602,140	(730)
Long-term marketable securities:
U.S. government and agency securities	190,767	(770)	—	—	190,767	(770)
Corporate debt securities	50,591	(195)	—	—	50,591	(195)
Equity securities	3,370	(3,820)	—	—	3,370	(3,820)
Total long-term marketable securities	$244,728	$(4,785)	$—	$—	$244,728	$(4,785)
The Company evaluated its securities for other-than-temporary impairment and considers the decline in market value for the securities to be primarily attributable to current economic and market conditions. For the debt securities, it is not more-likely-than-not that the Company will be required to sell the securities, and the Company does not intend to do so prior to the recovery of the amortized cost basis.
The Company has evaluated the near-term prospects of the Fate Therapeutics investment in relation to the severity and duration of the impairment. Based on that evaluation, in 2016 the Company determined that the equity security was other-than-temporarily impaired ("OTTI"), and a loss of $5.5 million was recognized at that time. The OTTI loss is included in net loss on the consolidated statements of operations for the year ended December 31, 2016.
All of our marketable securities have an effective maturity date of three years or less and are available for use and therefore classified as available-for-sale.

7. Fair Value Measurements
The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$173,746	$—	$—	$173,746
Commercial paper	—	64,260	—	64,260
U.S. government and agency securities	—	457,181	—	457,181
Corporate debt securities	—	222,289	—	222,289
Equity securities	1,700	—	—	1,700
Total financial assets	$175,446	$743,730	$—	$919,176
Financial Liabilities:
Success payment liabilities	$—	$—	$22,786	$22,786
Contingent consideration	—	—	20,896	20,896
Total financial liabilities	$—	$—	$43,682	$43,682

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$177,164	$—	$—	$177,164
Commercial paper	—	118,430	—	118,430
U.S. government and agency securities	—	675,818	—	675,818
Corporate debt securities	—	218,675	—	218,675
Equity securities	3,370	—	—	3,370
Total financial assets	$180,534	$1,012,923	$—	$1,193,457
Financial Liabilities:
Success payment liabilities	$—	$—	$64,829	$64,829
Contingent consideration	—	—	37,266	37,266
Total financial liabilities	$—	$—	$102,095	$102,095
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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

	Success Payment Liabilities	Contingent Consideration	Total
Balance at December 31, 2014	$84,920	$—	$84,920
Additions	—	37,188	37,188
Payments	(71,648)	—	(71,648)
Changes in fair value (1)	51,557	78	51,635
Balance at December 31, 2015	64,829	37,266	102,095
Payments	(9,569)	(6,646)	(16,215)
Changes in fair value (1)	(32,474)	(9,724)	(42,198)
Balance at December 31, 2016	$22,786	$20,896	$43,682
(1) The amount of success payments and contingent consideration milestones achieved and changes in fair value for success payment liabilities and contingent consideration are recorded in research and development expense in the consolidated statements of operations.
As of December 31, 2016 and 2015, the estimated fair value of the success payment obligations, after giving effect to the success payments achieved by FHCRC and MSK, was approximately $37.0 million and $116.2 million, respectively. With respect to the success payment obligations, the Company recognized a gain of $32.5 million for the year ended December 31, 2016. For the years ended December 31, 2015 and 2014, with respect to the success payment obligation, the Company recognized expense of $51.6 million and $84.9 million, respectively.
The Company utilizes significant estimates and assumptions in determining the estimated success payment liability and associated expense at each balance sheet date. The assumptions used to calculate the fair value of the success payments are subject to a significant amount of judgment including the expected volatility, estimated term, and estimated number and timing of valuation measurement dates. A small change in the assumptions and other inputs, such as the fair value of the Company's common stock, may have a relatively large change in the estimated valuation and associated liability and expense. For example, keeping all other variables constant, a hypothetical 10% increase in the stock price at December 31, 2016 from $18.85 per share to $20.74 per share would have decreased the gain recorded in 2016 associated with the success payment liability by $3.4 million. A hypothetical 10% decrease in the stock price from $18.85 per share to $16.97 per share would have increased the gain recorded in 2016 associated with the success payment liability by $2.9 million. Further, keeping all other variables constant, a hypothetical 35% increase in the stock price at December 31, 2016 from $18.85 per share to $25.45 per share would have decreased the gain recorded in 2016 associated with the success payment liability by $11.3 million. A hypothetical 35% decrease in the stock price from $18.85 per share to $12.25 per share would have increased the gain recorded in 2016 associated with the success payment liability by $10.2 million.
In connection with the acquisitions of Stage and X-Body, the Company also agreed to pay additional amounts based on the achievement of certain technical, clinical, regulatory, and commercialization milestones. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant. The Company assesses these estimates on an on-going basis as additional data impacting the assumptions is obtained. Contingent consideration may change significantly as development progresses and additional data are obtained, impacting the Company’s assumptions regarding probabilities of successful achievement of related milestones used to estimate the fair value of the liability and the timing in which they are expected to be achieved. In evaluating the fair value information, judgment is required to interpret the market data used to develop the estimates. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions and/or different valuation techniques could result in materially different fair value estimates.
The significant unobservable inputs used in the measurement of fair value of the Company’s contingent consideration are probabilities of successful achievement of the milestones, the period in which these milestones are expected to be achieved ranging from 2017 to 2043, and a discount rate of 16%. Significant increases or decreases in any of the probabilities of success and other inputs would result in a significantly higher or lower fair value measurement, respectively.
In 2016 a milestone requiring payment by the Company of €6.0 million to the former stockholders of Stage was achieved and paid. As of December 31, 2016, the estimated fair values of the contingent consideration associated with the Stage and X-Body acquisitions, after giving effect to the milestone achieved, were $16.6 million and $4.3 million, respectively. As of December 31, 2015, the estimated fair values of the contingent consideration associated with the Stage and X-Body acquisitions were $28.3 million and $9.0 million, respectively. The Company recognized a gain of $9.7 million and expense of

$0.1 million related to the change in fair value of the contingent consideration, for the years ended December 31, 2016 and 2015, respectively. This gain or expense is recorded in research and development expense in the consolidated statements of operations.
8. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2016	2015
Building and building improvements	$26,959	$—
Laboratory and manufacturing equipment	24,746	9,706
Construction in progress	22,083	23,214
Land	6,250	—
Leasehold improvements	5,079	300
Computer equipment, software and other	3,199	773
Build-to-suit asset	—	9,910
Property and equipment, at cost	88,316	43,903
Less: Accumulated depreciation	(6,582)	(1,817)
Property and equipment, net	$81,734	$42,086
Depreciation expense related to property and equipment was $7.4 million, $1.6 million, and $0.2 million for the years ended December 31, 2016, 2015, and 2014, respectively.
9. Accrued Liabilities and Other Current Liabilities
Accrued liabilities and other current liabilities consisted of the following (in thousands):

	December 31,
	2016	2015
Accrued research and development expenses	$9,220	$7,132
Accrued bonus expense	8,844	7,054
Accrued clinical expenses	6,716	7,174
Accrued employee expenses	5,179	3,281
Accrued milestones	413	2,827
Other	6,450	5,908
Total accrued liabilities and other current liabilities	$36,822	$33,376
10. Stock-Based Compensation
Equity Incentive Plans
Until the IPO, the Company maintained and granted restricted stock awards and option awards under the 2013 Stock Incentive Plan (the "2013 Plan") for employees, directors, consultants, and advisors to the Company. The 2013 Plan terminated as of the IPO as to future awards, but will continue to govern restricted stock awards and option awards previously granted thereunder.
In December 2014, the Company’s board of directors adopted the 2014 Equity Incentive Plan (the "2014 Plan"). The 2014 Plan became effective the day prior to the effective date of the registration statement for the Company’s IPO, and enables the grant of incentive and non-qualified stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, and other stock-based awards to employees, directors, consultants, and advisors to the Company. Terms of the awards, including vesting requirements, are determined by the Company’s board of directors or by a committee appointed by our board of directors.
The 2014 Plan provides for an annual increase in the shares available for issuance thereunder, to be added on the first day of each fiscal year, beginning with the year ending December 31, 2015 and continuing until the expiration of the 2014 Plan, equal to the lesser of (i) four percent (4%) of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year or (ii) such number of shares determined by the board of director or an authorized committee of the board of directors; provided, however, that such determination under clause (ii) will be made no later than the last day of the immediately preceding fiscal year. As of December 31, 2016, the total number of shares available for issuance pursuant to future awards under the 2014 Plan was 7,271,205. As a result of the operation of this provision, on January 1, 2017, an additional 4,240,191 shares became available for issuance under the 2014 Plan.
Generally, awards granted by the Company under the 2013 Plan and 2014 Plan vest over four years.
Employee Stock Purchase Plan
In December 2014, the Company’s board of directors adopted the 2014 Employee Stock Purchase Plan (the "ESPP"). The ESPP is administered by the Company’s board of directors or by a committee appointed by the board of directors. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for consecutive six-month offering periods beginning on the first trading day on or after November 15 and May 15 of each year, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. The number of shares issued under the ESPP was 86,354 and 67,664 for the years ended December 31, 2016 and 2015. For the year ended December 31, 2014, no shares were issued under the ESPP.
The ESPP also provides for an annual share increase, to be added on the first day of each fiscal year, beginning with the year ending December 31, 2015 and continuing until the expiration of the ESPP, equal to the lesser of (i) one and a half percent (1.5%) of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year or (ii) such number of shares determined by the board of directors or authorized committee of the board of directors. As of December 31, 2016, the total number of shares available for future issuance pursuant to the ESPP was 4,238,385. As a result of the operation of this provision, on January 1, 2017, an additional 1,590,072 shares became available for issuance under the ESPP.
Stock-Based Compensation
Stock-based compensation expense is recognized in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Research and development (1)	$38,432	$17,089	$2,908
General and administrative	20,953	14,852	3,596
Total stock-based compensation expense (2)	$59,385	$31,941	$6,504

(1)
Included in research and development stock-based compensation expense for the year ended December 31, 2016 was $2.2 million related to the payout of employee stock options in connection with the AbVitro acquisition.

(2)
Included in stock-based compensation expense for the years ended December 31, 2016, 2015, and 2014 is $7.3 million, $8.1 million, and $2.8 million, respectively, related to service providers other than our employees, scientific founders, and directors, including $3.9 million, $6.2 million, and $2.5 million, respectively, for a former co-founding director who became a consultant upon his departure from the board of directors.

Management estimates expected forfeitures and recognizes compensation costs only for those equity awards expected to vest. Total stock-based compensation cost related to unvested awards not yet recognized and the weighted average periods over which the awards are expected to be recognized as of December 31, 2016 for all employees are as follows:

	Stock Options	Restricted Stock and RSUs
Unrecognized stock-based compensation cost (in thousands)	$113,526	$19,974
Expected weighted average period compensation costs to be recognized (years)	2.69	2.10

Restricted Stock and RSUs
A summary of the Company’s restricted stock and RSU activity is as follows (in thousands, except per share data):

	Restricted Stock and RSUs	Weighted Average Fair Value at Date of Grant per Share
Unvested shares as of December 31, 2014	8,353	$1.46
Granted	396	49.51
Vested	(3,245)	0.51
Forfeited	(27)	0.60
Unvested shares as of December 31, 2015	5,477	3.72
Granted	382	29.96
Vested	(2,752)	3.52
Forfeited	(52)	10.04
Unvested shares as of December 31, 2016	3,055	$7.10
The following table summarizes additional information related to restricted stock and RSU activity (in thousands):

	Year Ended December 31,
	2016	2015	2014
Fair value of vested restricted stock and RSUs	$90,464	$158,541	$21,365
Stock Options
A summary of the Company’s stock option activity is as follows (in thousands, except per share and contractual life data):

	Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2014	2,720	$7.23
Granted	2,915	49.08
Exercised	(269)	7.39
Forfeited/Cancelled	(147)	19.20
Outstanding as of December 31, 2015	5,219	30.25
Granted	4,091	29.09
Exercised	(412)	7.11
Forfeited/Cancelled	(377)	38.62
Outstanding as of December 31, 2016	8,521	$30.28	8.63	$22,162
Exercisable as of December 31, 2016	2,291	$29.75	8.14	$9,885
The fair value of each stock option granted has been determined using the Black-Scholes option pricing model. The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted to employees, directors, and consultants included the following:

	December 31,
Assumptions	2016	2015	2014
Risk free interest rate	1.13% – 2.45%	1.53% – 2.35%	1.59% – 2.17%
Expected volatility	70% – 75%	70% - 80%	75%
Expected life (years)	5.27 - 9.97	6.02 - 10.00	6.25 - 10.00
Expected dividend yield	—%	—%	—%

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
The following table summarizes additional information related to stock option activity:

	Year Ended December 31,
	2016	2015	2014
Aggregate intrinsic value of stock options exercised (in thousands)	$12,177	$10,925	—
Weighted average grant date fair value per share for options granted	$18.30	$32.51	$4.86
11. Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) and the adjustments to other comprehensive income (loss) are as follows (in thousands):

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2014	$—	$(90)	$(90)
Other comprehensive loss	(605)	(5,388)	(5,993)
Balance at December 31, 2015	(605)	(5,478)	(6,083)
Other comprehensive income (loss)	(1,186)	4,427	3,241
Balance at December 31, 2016	$(1,791)	$(1,051)	$(2,842)
The details of the components of other comprehensive income (loss) are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Other comprehensive income (loss):
Foreign currency translation adjustments (1)	$(1,186)	$(605)	$—
Net change in unrealized gain (loss) on marketable securities:
Unrealized gain (loss) on marketable securities (2)	(1,063)	(5,388)	(90)
Reclassification adjustment for loss included in net loss (3)	5,490	—	—
Total other comprehensive income (loss)	$3,241	$(5,993)	$(90)

(1)	Foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in the Company's international subsidiary.

(2)
Unrealized gain (loss) on marketable securities is net of income taxes of $0.3 million for the year ended December 31, 2016. There was no income tax effect recorded on unrealized gain (loss) for the years ended December 31, 2015 and 2014.

(3)
Amounts reclassified from accumulated other comprehensive income or loss are included in other-than-temporary impairment loss on the consolidated statements of operations. There was no income tax effect on this reclassification adjustment for the year ended December 31, 2016 as it does not create taxable income in future years.

12. Income Taxes
The Company recorded an income tax benefit of $10.7 million on a pre-tax loss of $256.2 million for the year ended December 31, 2016. Of the total income tax benefit, $6.7 million relates to the release of a portion of valuation allowance on the U.S. deferred tax assets as a result of the deferred tax liabilities established for intangible assets from the acquisition of AbVitro, net of tax attributes, and $3.6 million relates to the benefit associated with the net loss incurred by the Company’s German subsidiary for the year ended December 31, 2016.

In connection with the Celgene Collaboration Agreement and Celgene Share Purchase Agreement, the Company does not expect that the $849.8 million in consideration allocable to the sale of the Company’s shares and future rights to purchase shares of common stock of the Company under the Celgene Share Purchase Agreement will result in gain or loss in accordance with the IRC. The Company has determined that the $150.2 million consideration allocable to the upfront payment for the Celgene Collaboration Agreement is fully taxable, partially in 2015, with the remainder in 2016. In connection with the Celgene CD19 License, the Company has determined that the $50.0 million option exercise fee is fully taxable, partially in 2016, with the remainder in 2017.
Loss before income taxes is attributable to the following tax jurisdictions (in thousands):

	Year Ended December 31,
	2016	2015	2014
United States	$245,156	$236,028	$243,407
Foreign	11,081	6,108	—
Loss before income taxes	$256,237	$242,136	$243,407
The components of the benefit for income taxes are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
United States	$40	$—	$—
Total current	40	—	—
Deferred:
United States	$6,985	$1,100	$—
Foreign	3,632	1,660	—
Total deferred	10,617	2,760	—
Benefit for income taxes	$10,657	$2,760	$—
As of December 31, 2016 and 2015, the Company had U.S. federal net operating loss ("NOL") carryforwards of approximately $249.4 million and $167.3 million, respectively, which are available to reduce future taxable income. Of these NOL carryforwards, a $7.0 million benefit will be recorded to equity when utilized. The Company also had U.S. federal and state tax credits of $34.2 million and $14.6 million as of December 31, 2016 and 2015, respectively, which may be used to offset future tax liabilities. The NOL and tax credit carryforwards will begin to expire in 2033. The NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The Company undertook a formal IRC Section 382 study in 2016. Based on this study, the Company concluded that it has experienced such "ownership changes" but its ability to use its U.S. NOLs and tax credit carryforwards is not subject to a material annual limitation. However, subsequent ownership changes may further affect the limitation in future years. The Company also has German NOL carryforwards of $13.4 million and $4.9 million as of December 31, 2016 and 2015, respectively, which have an indefinite carryforward period.

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	Year Ended December 31,
	2016	2015	2014
Federal statutory tax	35.0%	35.0%	34.0%
Foreign tax rate differential	(0.1)	(0.1)	—
Valuation allowance	(35.1)	(36.2)	(32.4)
Tax credits	5.5	3.8	0.7
Other	(1.1)	(1.4)	(2.3)
Total	4.2%	1.1%	—%
The principal components of the Company’s net deferred tax liabilities are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$85,154	$56,862
Tax credit carryforwards	34,243	14,561
Acquired technology	61,866	57,369
Success payments	34,804	47,745
Stock compensation	12,803	4,342
Deferred revenue	45,770	—
Other	7,649	5,019
Gross deferred tax assets	282,289	185,898
Valuation allowance	(271,635)	(183,597)
Deferred tax assets, net of valuation allowance	10,654	2,301
Deferred tax liabilities:
Acquired technology	(10,218)	(10,540)
Other	(5,588)	(707)
Deferred tax liabilities	(15,806)	(11,247)
Net deferred tax liabilities	$(5,152)	$(8,946)
The valuation allowance relates primarily to net U.S. deferred tax assets from operating losses, research and development tax credit carryforwards, amounts paid and accrued to enter into various agreements for which the tax treatment requires capitalization and amortization, success-based payments that are accrued but not yet paid for tax purposes, and deferred revenue associated with the Celgene Collaboration Agreement. The Company’s deferred tax liability relates primarily to technology acquired in the acquisition of Stage.
The Company maintains a full valuation allowance on its net U.S. deferred tax assets. The assessment regarding whether a valuation allowance is required considers both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets are recoverable. In making this assessment, significant weight is given to evidence that can be objectively verified. In its evaluation, the Company considered its cumulative loss in recent years and its forecasted losses in the near-term as significant negative evidence. Based upon a review of the four sources of income identified within ASC 740, Accounting for Income Taxes, the Company determined that the negative evidence outweighed the positive evidence and a full valuation allowance on its U.S. net deferred tax assets will be maintained. The Company will continue to assess the realizability of its deferred tax assets going forward and will adjust the valuation allowance as needed. Increases in the valuation allowance were $88.0 million and $89.2 million for the years ended December 31, 2016 and 2015, respectively. The Company has determined that it is more-likely-than-not that it will realize the benefit of the losses for its German subsidiary and has not recorded a valuation allowance against the German deferred tax assets.
The Company determines its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more-likely-than-not to be sustained upon examination by the relevant income tax authorities. The Company is generally subject to examination by the U.S. federal and local income tax authorities for all tax years in which a loss carryforward is available and is subject to examination in Germany for four years. The Company's German subsidiary is currently under examination by the German tax authorities for the years ended December 31, 2013 through December 31, 2015.

The Company applies judgment in the determination of the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. As of December 31, 2016 and 2015, the Company's uncertain tax positions were immaterial.
13. Net Loss per Share
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
The amounts in the table below were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated due to their anti-dilutive effect (in thousands):

	Year Ended December 31,
	2016	2015	2014
Unvested restricted stock and RSUs	3,055	5,477	8,353
Options to purchase common stock	8,521	5,219	2,720
Estimated number of shares issuable for success payments (1)	—	204	1,628
Total	11,576	10,900	12,701

(1)
Represents the number of shares that would have been issued if the success payment valuation date had been December 31 of each year presented. The number of shares issued, for purposes of this presentation, is calculated by dividing the success payment by the stock price per share on the valuation date.

As of December 31, 2016, the Company's stock price was below the threshold that would require additional payments to FHCRC or MSK, therefore no shares are included.
In December 2015, success payments to FHCRC were triggered in the amount of $75.0 million, less indirect cost offsets of $3.3 million and a success payment to MSK was triggered in the amount of $10.0 million, less indirect cost offsets of $1.0 million. The Company elected to make the payments in shares of its common stock and thereby issued 1,601,085 shares to FHCRC in December 2015 and 240,381 shares to MSK in March 2016. For purposes of this presentation, the number of shares to be issued as of December 31, 2015 was calculated by dividing the success payment achieved by the price of the Company’s common stock on December 31, 2015.
As of December, 31, 2014, the Company’s common stock closing price per share was $52.22, which would have resulted in a success payment of $85.0 million ($75.0 million for FHCRC and $10.0 million for MSK).
14. Commitments and Contingencies
Leases
The Company has entered into various non-cancelable lease agreements for its office, laboratory, and manufacturing spaces with original lease periods expiring between 2017 and 2026.
In 2015, the Company entered into a lease for office and laboratory space in a building currently under construction located in Seattle, Washington. The lease is for approximately 241,300 square feet of space and the commencement date of the lease will be May 2017 with an initial term of 84 months. The Company intends for this space to serve as its corporate headquarters.
In addition to minimum rent, certain leases require payment of real estate taxes, insurance, common area maintenance charges and other executory costs. These executory costs are not included in the table below. The following table summarizes the

Company’s future minimum lease commitments as of December 31, 2016 (in thousands):

Year ending December 31:
2017	$3,627
2018	11,493
2019	13,417
2020	13,564
2021	13,877
Thereafter	36,858
Total minimum lease payments	$92,836
Rent expense for the years ended December 31, 2016, 2015, and 2014 was $5.6 million, $2.3 million, and $0.9 million, respectively.
Litigation
From time to time, the Company may become involved in litigation or proceedings relating to claims arising from the ordinary course of business.
Beginning on July 12, 2016, three putative securities class action complaints were filed against the Company and several of its officers. On October 7, 2016, these complaints were consolidated into a single action titled "In re Juno Therapeutics, Inc." On October 19, 2016, the Court appointed a lead plaintiff. On December 12, 2016, the lead plaintiff filed an amended complaint.
The putative class in the amended complaint is composed of all purchasers of the Company’s securities between May 9, 2016 and November 22, 2016, inclusive. The amended complaint names as defendants the Company, its chief executive officer, its chief financial officer, and its chief medical officer and generally alleges material misrepresentations and omissions in public statements regarding patient deaths in the Company’s Phase II clinical trial of JCAR015 and the safety of JCAR015, violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act by the individual defendants. The amended complaint seeks compensatory damages of an undisclosed amount. On February 2, 2017, the Company and the individual defendants filed a motion to dismiss the complaint.
The Company has not recorded any liability as of December 31, 2016 since any potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.
15. Related-Party Transactions
The Company is party to the Celgene Collaboration Agreement, the Celgene Share Purchase Agreement, a voting agreement, and a registration rights agreement with Celgene, who is a holder of more than 5% of the Company’s common stock. See Note 5, Collaboration and License Agreements.
16. Employee Benefit Plan
In January 2014, the Company adopted a 401(k) retirement and savings plan (the "401(k) Plan") covering all employees. The 401(k) Plan allows employees to make pre- and post-tax contributions up to the maximum allowable amount set by the IRS. Through December 31, 2016, the Company has not made any matching contributions to the 401(k) Plan on behalf of participants.
17. Selected Quarterly Financial Data (Unaudited)
The following table contains quarterly financial information for the years ended December 31, 2016 and 2015 (in thousands, except per share data). The unaudited quarterly information has been prepared on a basis consistent with the audited consolidated financial statements and includes all adjustments that the Company considers necessary for a fair presentation of the information shown. The operating results for any fiscal quarter are not necessarily indicative of the operating results for a full fiscal year or for any future period and there can be no assurances that any trend reflected in such results will continue in the future.

Year Ended December 31, 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Loss from operations (1)	$(79,901)	$(61,524)	$(58,469)	$(55,710)
Net loss	$(71,138)	$(64,767)	$(56,897)	$(52,778)
Net loss per share attributable to common stockholders, basic and diluted	$(0.72)	$(0.64)	$(0.56)	$(0.51)

Year Ended December 31, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Loss from operations (2)	$(65,160)	$(67,965)	$(23,533)	$(87,442)
Net loss	$(64,965)	$(65,958)	$(23,240)	$(85,213)
Net loss per share attributable to common stockholders, basic and diluted	$(0.79)	$(0.79)	$(0.26)	$(0.89)

(1)	Included in loss from operations in the year ended December 31, 2016 are the following (in thousands):

Year Ended December 31, 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Non-cash success payment expense (gain)	$(6,583)	$3,465	$(17,640)	$(11,716)
Non-cash contingent consideration expense (gain)	$(1,012)	$(4,499)	$336	$(4,549)
Non-cash expense related to milestones paid to Opus Bio	$23,227	$—	$—	$—
Upfront payments related to the acquisition of technology	$—	$—	$15,000	$—

(2)	Included in loss from operations in the year ended December 31, 2015 are the following (in thousands):

Year Ended December 31, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Non-cash success payment expense (gain)	$38,910	$3,961	$(25,586)	$34,272
Non-cash contingent consideration expense (gain)	$—	$(80)	$1,283	$(1,125)
Upfront payments related to the acquisition of technology	$—	$30,810	$—	$—

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2016, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. Management’s assessment was based on criteria described in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management reviewed the results of this assessment with our audit committee.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in its report, which is included below.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Juno Therapeutics, Inc.
We have audited Juno Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Juno Therapeutics, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Juno Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Juno Therapeutics, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016 of Juno Therapeutics, Inc. and our report dated March 1, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Seattle, Washington
March 1, 2017

ITEM 9B.	OTHER INFORMATION
On February 7, 2017, our board of directors set the date of Juno’s 2017 Annual Meeting of Stockholders as Thursday, June 15, 2017, at a time to be determined (the “2017 Annual Meeting”). The board of directors established April 17, 2017 as the record date for determining the stockholders who are entitled to receive notice of, and to vote at, the 2017 Annual Meeting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVES OFFICERS AND CORPORATE GOVERANCE
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2017 Annual Meeting (the "Proxy Statement"), which is expected to be filed not later than 120 days after December 31, 2016, under the headings "Executive Officers," "Election of Directors," "Corporate Governance," and "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.
We have adopted a Code of Business Conduct and Ethics that applies to our officers, directors, and employees which is available on the Investor Relations section of our website at www.junotherapeutics.com. The Code of Business Conduct and Ethics is intended to qualify as a "code of ethics" within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. In addition, we intend to promptly disclose (1) the nature of any amendment to our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this item will be contained in the Proxy Statement under the headings "Compensation Discussion & Analysis" and "Director Compensation," and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item will be contained in the Proxy Statement under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this item will be contained in the Proxy Statement under the headings "Certain Relationships and Related Party Transactions" and "Corporate Governance," and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item will be contained in the Proxy Statement under the heading "Principal Accountant Fees and Services," and is incorporated herein by reference.

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
3. Exhibits
See the Exhibit Index immediately following the signature page of this report.

ITEM 16.	FORM 10-K SUMMARY
We have chosen not to include the summary permitted by this Item 16.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUNO THERAPEUTICS, INC.

By:	/s/ Hans E. Bishop
Hans E. Bishop
President and Chief Executive Officer

Date: March 1, 2017
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

Signature	Title	Date

/s/ Hans E. Bishop	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2017
Hans E. Bishop

/s/ Steven D. Harr	Chief Financial Officer and Head of Corporate Development (Principal Accounting and Financial Officer)	March 1, 2017
Steven D. Harr

/s/ Howard H. Pien	Chairman of the Board	March 1, 2017
Howard H. Pien

/s/ Hal V. Barron	Director	March 1, 2017
Hal V. Barron

/s/ Thomas O. Daniel	Director	March 1, 2017
Thomas O. Daniel

/s/ Anthony B. Evnin	Director	March 1, 2017
Anthony B. Evnin

/s/ Richard Klausner	Director	March 1, 2017
Richard Klausner

/s/ Robert T. Nelsen	Director	March 1, 2017
Robert T. Nelsen

/s/ Mary Agnes Wilderotter	Director	March 1, 2017
Mary Agnes Wilderotter

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
2.1†‡#	Share Purchase Agreement, dated May 11, 2015, by and among Dr. Herbert Stadler, Dr. Lothar Germeroth, Prof. Dr. Dirk Busch, and the registrant	8-K	5/11/2015	2.1
2.2†‡#	Agreement and Plan of Merger, dated June 1, 2015, by and among X Acquisition Corporation, XBody, Inc., Brant Binder as stockholder representative, certain principal stockholders of X-Body, Inc., and the registrant	8-K	6/5/2015	2.1
2.3(A)†‡#	Agreement and Plan of Reorganization, dated January 11, 2016, by and among registrant, P. Acquisition Corporation, P Acquisition LLC, AbVitro, Inc., Fortis Advisors LLC, as securityholders’ representative, and those AbVitro stockholders made party thereto by joinder	8-K	1/11/2016	2.1
2.3(B)
Amendment, dated May 23, 2016, to Agreement and Plan of Reorganization, dated January 11, 2016, by and among registrant, P. Acquisition Corporation, P Acquisition LLC, AbVitro, Inc., Fortis Advisors LLC, as securityholders’ representative, and those AbVitro stockholders made party thereto by joinder
		10-Q	8/5/2016	2.3(B)
3.1	Amended and Restated Certificate of Incorporation	8-K	12/29/2014	3.1
3.2	Amended and Restated Bylaws, as amended	8-K	4/1/2016	3.1
4.1	Fourth Amended and Restated Investors’ Rights Agreement, dated December 5, 2014, by and among the registrant and the investors named therein	S-1/A	12/9/2014	4.1
4.2	Amendment and Waiver of Fourth Amended and Restated Investors’ Rights Agreement, dated July 27, 2015	10-Q	8/14/2015	4.2
4.3	Second Amendment to Fourth Amended and Restated Investors’ Rights Agreement, dated January 29, 2016	10-K	2/29/2016	4.3
4.4	Form of Common Stock Certificate	S-1/A	12/9/2014	4.2
10.1(A)#	Exclusive License Agreement, dated November 1, 2009, by and between City of Hope and ZetaRx, LLC, predecessor to the registrant	S-1	11/17/2014	10.1
10.1(B)#	Amendment No. 1, dated May 19, 2016, to Exclusive License Agreement, dated November 1, 2009, by and between the City of Hope and ZetaRx BioSciences, Inc., predecessor to the registrant	10-Q	8/5/2016	10.3
10.2#	Amended and Restated Patent and Technology License Agreement, effective November 1, 2009, by and between Fred Hutchinson Cancer Research Center and ZetaRx, LLC, predecessor to the registrant	S-1/A	11/24/2014	10.2
10.3(A)#	Amended and Restated Patent and Technology License Agreement, effective January 2, 2012, by and between Fred Hutchinson Cancer Research Center and ZetaRx BioSciences, Inc., predecessor to the registrant	S-1/A	11/24/2014	10.3
10.3(B)#	Amendment No. 1, dated October 22, 2015, to Amended and Restated Patent and Technology License Agreement dated January 2, 2012, by and between Fred Hutchinson Cancer Research Center and the registrant	10-Q	5/10/2016	10.1

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.4(A)#	Collaboration Agreement, dated October 16, 2013, by and between Fred Hutchinson Cancer Research Center and the registrant	S-1/A	11/24/2014	10.4(A)
10.4(B)#	Amendment No. 1 to Collaboration Agreement, dated November 19, 2014, by and between Fred Hutchinson Cancer Research Center and the registrant	S-1/A	11/24/2014	10.4(B)
10.4(C)	Amendment No. 2 to Collaboration Agreement, dated February 17, 2016, by and between Fred Hutchinson Cancer Research Center and the registrant	10-K	2/29/2016	10.4(C)
10.5(A)	Letter Agreement, dated October 16, 2013, by and between Fred Hutchinson Cancer Research Center and the registrant	S-1	11/17/2014	10.5
10.5(B)#	Amendment to Letter Agreement, dated December 21, 2015, by and between Fred Hutchinson Cancer Research Center and the registrant	10-K	2/29/2016	10.5(B)
10.6(A)#	Amended and Restated Patent and Technology License Agreement, effective October 16, 2013, by and between Fred Hutchinson Cancer Research Center and the registrant	S-1/A	11/24/2014	10.6
10.6(B)#
Amendment No. 1, dated October 22, 2015, to Amended and Restated Patent and Technology License Agreement dated October 16, 2013, by and between Fred Hutchinson Cancer Research Center and the registrant
		10-Q	5/10/2016	10.2(A)
10.6(B)#	Amendment No. 2, dated March 25, 2016, to Amended and Restated Patent and Technology License Agreement dated October 16, 2013, by and between Fred Hutchinson Cancer Research Center and the registrant	10-Q	5/10/2016	10.2(B)
10.7(A)#	Exclusive License Agreement, dated November 21, 2013, by and between Memorial Sloan Kettering Cancer Center and the registrant	S-1	11/17/2014	10.7(A)
10.7(B)#	Amendment No. 1 to Exclusive License Agreement, dated September 8, 2014, by and between Memorial Sloan Kettering Cancer Center and the registrant	S-1	11/17/2014	10.7(B)
10.8#	Master Sponsored Research Agreement, dated November 21, 2013, by and between Memorial Sloan Kettering Cancer Center and the registrant	S-1	11/17/2014	10.8
10.9#	Master Clinical Study Agreement, dated November 21, 2013, by and between Memorial Sloan Kettering Cancer Center and the registrant	S-1/A	12/16/2014	10.9
10.10(A)#	Letter Agreement, dated November 21, 2013, by and between Memorial Sloan Kettering Cancer Center and the registrant	S-1	11/17/2014	10.10
10.10(B)#	Amendment to Letter Agreement, dated December 14, 2015, by and between Memorial Sloan Kettering Cancer Center and the registrant	10-K	2/29/2016	10.10(B)
10.11(A)#	Exclusive License Agreement, dated December 3, 2013, by and between St. Jude Children’s Research Hospital, Inc. and the registrant	S-1	11/17/2014	10.11
10.11(B)#	Amendment #2 to License Agreement, dated April 4, 2015, by and between St. Jude Children’s Research Hospital, Inc. and the registrant	10-Q	8/14/2015	10.1
10.12(A)#	Exclusive License Agreement, dated February 13, 2014, by and between Seattle Children’s Hospital d/b/a Seattle Children’s Research Institute and the registrant	S-1	11/17/2014	10.12(A)

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.12(B)#	Amendment No. 1 to Exclusive License Agreement, dated August 4, 2014, by and between Seattle Children’s Hospital d/b/a Seattle Children’s Research Institute and the registrant	S-1	11/17/2014	10.12(B)
10.12(C)#	Amendment No. 2 to Exclusive License Agreement, dated June 15, 2015, by and between Seattle Children’s Hospital d/b/a Seattle Children’s Research Institute and the registrant	10-Q/A	11/23/2015	10.7
10.13(A)#	Sponsored Research Agreement, dated February 13, 2014, by and between Seattle Children’s Hospital d/b/a Seattle Children’s Research Institute and the registrant	S-1	11/17/2014	10.13
10.13(B)	Amendment No. 1 to Sponsored Research Agreement, effective April 1, 2015, by and between Seattle Children’s Hospital d/b/a Seattle Children’s Research Institute and the registrant	10-Q	5/12/2015	10.4
10.14¥	Offer Letter Agreement, dated September 5, 2013, by and between Hans E. Bishop and the registrant, as amended by the Side Letter Agreement dated September 16, 2013	S-1	11/17/2014	10.14
10.15¥	Offer Letter Agreement, dated January 1, 2014, by and between Bernard J. Cassidy and the registrant	S-1	11/17/2014	10.15
10.16(A)¥	Offer Letter with Hyam Levitsky, dated May 27, 2015	10-Q	8/14/2015	10.8
10.16(B)¥	Amendment, dated May 27, 2016, to Offer Letter with Hyam Levitsky, dated May 27, 2015	10-Q	8/5/2016	10.4
10.17¥	Offer Letter Agreement, dated March 20, 2014, by and between Steven D. Harr, M.D. and the registrant	S-1	11/17/2014	10.17
10.18¥	Form of Director and Executive Officer Indemnification Agreement	S-1	11/17/2014	10.18
10.19¥	2013 Equity Incentive Plan, as amended	S-1	11/17/2014	10.19
10.20¥	Form of Restricted Stock Purchase Agreement under the 2013 Equity Incentive Plan	S-1	11/17/2014	10.20
10.21¥	Form of Stock Option Grant Notice and Option Agreement under the 2013 Equity Incentive Plan	S-1	11/17/2014	10.21
10.22¥	2014 Equity Incentive Plan	S-1/A	12/9/2014	10.22
10.23(A)¥	Form of Restricted Stock Unit Agreement under the 2014 Equity Incentive Plan	S-1	12/9/2014	10.23
10.23(B)¥	Form of Restricted Stock Unit Agreement under the 2014 Equity Incentive Plan (with accelerated vesting)	10-K	2/29/2016	10.23(B)
10.23(C)¥	Form of Restricted Stock Unit Agreement under the 2014 Equity Incentive Plan (director election to take cash fees in equity - RSU deferral)	10-Q	5/10/2016	10.3
10.23(D)¥	Form of Stock Grant Award Agreement under the 2014 Equity Incentive Plan (director election to take cash fees in equity - no deferral)	10-Q	5/10/2016	10.4
10.23(E)¥	Form of Restricted Stock Unit Agreement under the 2014 Equity Incentive Plan (with accelerated vesting and automatic sell-to-cover provision)				X
10.24(A)¥	Form of Stock Option Grant Notice and Option Agreement under the 2014 Equity Incentive Plan	S-1	12/9/2014	10.24
10.24(B)¥	Form of Stock Option Grant Notice and Option Agreement under the 2014 Equity Incentive Plan (with accelerated vesting)	10-K	2/29/2016	10.24(B)
10.25¥	2014 Employee Stock Purchase Plan	S-1	12/9/2014	10.25

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.26	Sublease Agreement, dated November 22, 2013, by and between Seattle Biomedical Research Institute and the registrant	S-1	11/17/2014	10.26
10.27	Sublease Agreement, dated November 20, 2014, by and between Seattle Biomedical Research Institute and the registrant	S-1/A	11/24/2014	10.27
10.28¥	Executive Incentive Compensation Plan	S-1/A	12/9/2014	10.28
10.29(A)#	Exclusive License Agreement, dated December 3, 2014, by and between Opus Bio, Inc. and the registrant	S-1/A	12/9/2014	10.29
10.29(B)#	Amendment No. 1 to Exclusive License Agreement, effective November 9, 2015, by and between Opus Bio, Inc. and the registrant	10-K	2/29/2016	10.29(B)
10.30¥	Change in Control and Severance Plan	10-K	2/29/2016	10.40
10.31(A)	Lease Agreement, dated as of April 6, 2015, by and between ARE-Seattle No. 16, LLC and the registrant	8-K	4/7/2015	10.1
10.31(B)	First Amendment to Lease Agreement, dated May 21, 2015, by and between ARE-Seattle No. 16, LLC and the registrant	10-Q	8/14/2015	10.4
10.31(C)	Second Amendment to Lease Agreement, effective September 30, 2015, by and between ARE-Seattle No. 16, LLC and the registrant	10-Q	11/12/2015	10.1
10.31(D)	Third Amendment to Lease Agreement, effective November 17, 2016, by and between ARE-Seattle No. 16, LLC and the registrant				X
10.32¥	Non-Employee Director Compensation Policy, adopted December 7, 2015 and Restricted Stock Unit Election Form thereunder	10-K	2/29/2016	10.32(B)
10.33#	Non-Exclusive Sublicense Agreement, effective April 7, 2015, by and among Novartis Institutes for Biomedical Research, Inc., The Trustees of the University of Pennsylvania, and the registrant	10-Q	8/14/2015	10.2
10.34(A)#	Amended and Restated Master Research and Collaboration Agreement, dated August 13, 2015, by and among Celgene Corporation, Celgene RIVOT Ltd., and the registrant	10-Q	8/14/2015	10.12
10.34(B)#	Letter Agreement, dated April 6, 2016, by and between Celgene Corporation and the registrant	10-Q	8/5/2016	10.1
10.34(C)#	License Agreement, dated April 22, 2016, by and among Celgene Corporation, Celgene Switzerland LLC, and the registrant	10-Q	8/5/2016	10.2
10.35#	Share Purchase Agreement, dated June 29, 2015, by and among Celgene Corporation, Celgene RIVOT Ltd., and the registrant	8-K	6/29/2015	10.1
10.36	Voting and Standstill Agreement, dated June 29, 2015, by and among Celgene Corporation, Celgene RIVOT Ltd., and the registrant	8-K	6/29/2015	10.2
10.37	Registration Rights Agreement, dated June 29, 2015, by and among Celgene Corporation, Celgene RIVOT Ltd., and the registrant	8-K	6/29/2015	10.3
10.38¥	Offer Letter with Robert Azelby, dated September 28, 2015	10-Q	11/12/2015	10.2
10.39¥	Consulting Agreement, dated January 1, 2016, by and between Richard Klausner and the registrant				X

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
21	Subsidiaries of the registrant				X
23.1	Consent of independent registered public accounting firm				X
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)				X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
101
The following materials from the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit), and (v) Notes to the Consolidated Financial Statements.
X
________________________________

#	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.
¥	Indicates management contract or compensatory plan.
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