Form 10-Q
period 2017-03-31
Juno Therapeutics, Inc.
filed 2017-05-04
CIK 1594864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of April 27, 2017 was 106,101,370.

Juno Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$205,704	$187,891
Marketable securities	516,476	544,684
Accounts receivable	8,824	13,286
Prepaid expenses and other current assets	48,520	26,471
Total current assets	779,524	772,332
Property and equipment, net	102,517	81,734
Long-term marketable securities	128,472	189,706
Goodwill	221,306	221,306
Intangible assets	78,500	77,986
Other assets	4,345	6,400
Total assets	$1,314,664	$1,349,464
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,206	$4,415
Accrued liabilities and other current liabilities	45,357	36,822
Success payment liabilities	30,185	22,786
Contingent consideration	2,032	7,605
Deferred revenue	41,818	43,264
Total current liabilities	122,598	114,892
Contingent consideration, less current portion	19,316	13,291
Deferred revenue, less current portion	111,021	120,054
Deferred tax liabilities	4,864	5,152
Other long-term liabilities	40,813	18,374
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 495,000 shares authorized at March 31, 2017 and December 31, 2016; 104,145 and 103,403 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	11	11
Additional paid-in-capital	1,930,138	1,911,769
Accumulated other comprehensive loss	(663)	(2,842)
Accumulated deficit	(913,434)	(831,237)
Total stockholders’ equity	1,016,052	1,077,701
Total liabilities and stockholders’ equity	$1,314,664	$1,349,464

See accompanying notes.

Juno Therapeutics, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue	$19,327	$9,775
Operating expenses:
Research and development	82,924	73,722
General and administrative	20,726	15,954
Total operating expenses	103,650	89,676
Loss from operations	(84,323)	(79,901)
Interest income, net	1,700	1,341
Other income (expenses), net	(906)	69
Loss before income taxes	(83,529)	(78,491)
Benefit for income taxes	1,332	7,353
Net loss	$(82,197)	$(71,138)
Net loss per share, basic and diluted	$(0.79)	$(0.72)
Weighted average common shares outstanding, basic and diluted	103,752	99,298

See accompanying notes.

Juno Therapeutics, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(82,197)	$(71,138)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	405	1,076
Net unrealized gain (loss) on marketable securities	1,774	107
Total other comprehensive income	2,179	1,183
Comprehensive loss	$(80,018)	$(69,955)

See accompanying notes.

Juno Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(82,197)	$(71,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,338	3,240
Non-cash stock-based compensation	16,439	13,005
Non-cash expense in connection with equity issuance	—	23,227
Deferred income taxes	(1,332)	(7,356)
Change in fair value of success payment liabilities	7,399	(6,583)
Change in fair value of contingent consideration	452	(1,012)
Other	915	—
Changes in operating assets and liabilities:
Accounts receivable	4,462	115
Prepaid expenses and other assets	(20,894)	(3,365)
Accounts payable, accrued liabilities and other liabilities	27,972	(4,455)
Deferred revenue	(10,482)	(3,843)
Net cash used in operating activities	(53,928)	(58,165)
INVESTING ACTIVITIES
Purchases of marketable securities and other investments	(104,799)	(150,519)
Sales and maturities of marketable securities	195,807	303,315
Acquisitions, net of cash acquired	—	(74,575)
Purchase of property and equipment	(21,152)	(4,036)
Net cash provided by investing activities	69,856	74,185
FINANCING ACTIVITIES
Proceeds from issuance of common stock to strategic partner	1,692	47,000
Proceeds from exercise of stock options, net of tax withholdings	238	679
Payments of build-to-suit lease obligation	—	(87)
Net cash provided by financing activities	1,930	47,592
Effect of exchange rate changes on cash and cash equivalents	(45)	(3)
Net increase in cash and cash equivalents	17,813	63,609
Cash and cash equivalents at beginning of period	187,891	252,398
Cash and cash equivalents at end of period	$205,704	$316,007
SUPPLEMENTAL CASH FLOW INFORMATION
Issuance of common stock for acquisitions	$—	$46,914
Issuance of common stock for success payments	$—	$9,481

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
The Company is subject to a number of risks similar to other biopharmaceutical companies in the early stage, including, but not limited to, possible failure of preclinical testing or clinical trials, the need to obtain marketing approval for its product candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s products, protection of proprietary technology, and the need to obtain adequate additional funding. If the Company, or any commercialization partner for the Company’s product candidates, does not successfully commercialize any of the Company’s product candidates, the Company will not be able to generate product revenue or achieve profitability. As of March 31, 2017, the Company had an accumulated deficit of $913.4 million.
The financial data as of December 31, 2016 is derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2017 (the “2016 Annual Report”), and should be read in conjunction with the audited financial statements and notes thereto. The Company’s significant accounting policies are described in Note 2 to the financial statements included in the 2016 Annual Report.
These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and comprehensive loss and cash flows for the interim periods. The results for the three months ended March 31, 2017 are not necessarily indicative of the results expected for the full fiscal year or any other interim period.
Use of Estimates
The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from such estimates. See Note 2 to the audited financial statements included in the 2016 Annual Report for additional discussion of these estimates and assumptions.
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
Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation—Stock Compensation (Topic 718). The guidance was effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company adopted this standard on January 1, 2017. The guidance required the Company to recognize all excess tax benefits previously unrecognized, along with any valuation allowance, on a modified retrospective basis as a cumulative-effect adjustment to accumulated deficit as of the date of adoption. As of January 1, 2017, the Company's deferred tax asset for net operating losses increased by $7.1 million but was offset by a full valuation allowance, so there was no impact to accumulated deficit on the condensed consolidated balance sheets. Additionally, the guidance required the Company to make a policy election to either estimate share-based payment forfeitures or recognize them as they occur, and apply the change from the policy election on a modified retrospective basis as a cumulative-effect adjustment to accumulated deficit as of the date of adoption. The Company elected to recognize forfeitures as they occur. Prior to the adoption of this guidance, the estimate for forfeitures was immaterial and as such there was no material impact to accumulated deficit on the condensed consolidated balance sheets upon adoption.
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
In 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers (Topic 606), amended by ASU No. 2015-14. This new standard will replace all current GAAP guidance on this topic and establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In 2015, the FASB voted to defer the effective date to reporting periods beginning after December 15, 2017, with early adoption permitted. The Company plans to adopt this standard on January 1, 2018. As of March 31, 2017, the majority of the Company's revenue is generated from upfront license payments, license milestone payments, and payments under its collaboration arrangement with Celgene Corporation and its wholly owned subsidiary Celgene Switzerland LLC (together, “Celgene”). The Company is currently evaluating the potential impact that Topic 606 may have on its consolidated financial statements.
2. Collaboration and License Agreements
See Note 5 of the financial statements included in the 2016 Annual Report for additional information related to the Company's collaboration and license agreements.
Celgene
The Company is party to a Master Research and Collaboration Agreement (“Celgene Collaboration Agreement”) with Celgene pursuant to which the Company and Celgene agreed to collaborate on researching, developing, and commercializing novel cellular therapy product candidates and other immuno-oncology and immunology therapeutics, including, in particular, CAR and TCR product candidates. In April 2016, Celgene exercised its opt-in right to develop and commercialize product candidates from the Company’s CD19 program outside North America and China. As a result, the Company and Celgene entered into a license agreement (the “Celgene CD19 License”) pursuant to which Celgene received an exclusive, royalty-bearing license to develop and commercialize therapeutic CAR product candidates from the Company’s CD19 program in all territories outside of North America and China. The Company is also party to a Share Purchase Agreement (the “Celgene Share Purchase Agreement”) with Celgene.
In March 2017, Celgene exercised its annual right to purchase additional shares of the Company’s common stock to “top-up” its ownership interest in the Company. As Celgene did not exercise the top-up right in full in the first period to reach 10% ownership permitted by the top-up right, the top-up right that was triggered by the filing of the Company’s 2016 Annual Report only permitted Celgene to top-up its ownership stake in the Company to 9.76%. Celgene purchased 75,568 shares at a price of $22.39 per share, for an aggregate cash purchase price of $1.7 million, to top-up its ownership stake of the Company's common stock to the permitted amount of 9.76%. The top-up right that will be triggered by the filing of the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2017 will again permit Celgene to top-up its ownership stake of the Company’s common stock to 9.76%.
The Company recognized revenue of $19.1 million in the three months ended March 31, 2017 in connection with the Celgene Collaboration Agreement and the Celgene CD19 License. The Company recognized $3.8 million in revenue for the three months ended March 31, 2016 in connection with the Celgene Collaboration Agreement.
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
Excluding the expense or gain related to success payment obligations, the Company recognized $3.8 million and $4.5 million of research and development expenses in connection with its collaboration and funding agreements with FHCRC for the three months ended March 31, 2017 and 2016, respectively.

The estimated fair value of the total success payment obligation to FHCRC, after giving effect to the success payments achieved and paid in December 2015, was approximately $28.4 million and $22.9 million as of March 31, 2017 and December 31, 2016, respectively. With respect to the FHCRC success payment obligations, the Company recognized an expense of $4.4 million compared to a gain of $4.7 million in the three months ended March 31, 2017 and 2016, respectively. The expense and gain are recorded in research and development expense in the condensed consolidated statements of operations, and represent the change in the FHCRC success payment liability during such periods and the respective months of accrued expenses. The FHCRC success payment liabilities on the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016 were $17.7 million and $13.3 million, respectively.
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

Assumptions	March 31, 2017	December 31, 2016
Fair value of common stock	$22.19	$18.85
Risk free interest rate	1.83% - 2.25%	1.88% - 2.30%
Expected volatility	75%	75%
Expected term (years)	4.54 - 7.55	4.79 - 7.79
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
Memorial Sloan Kettering Cancer Center
In November 2013, the Company entered into a sponsored research agreement with Memorial Sloan Kettering Cancer Center ("MSK") focused on research and development relating to CAR T cell technology and a license agreement pertaining to certain patent rights and intellectual property rights related to certain know-how. The Company also granted MSK rights to certain share-based success payments. The Company is also party to clinical study agreements with MSK.
Excluding the expense or gain related to success payment obligations, the Company recognized $1.6 million and $0.7 million of research and development expenses in connection with its research and clinical agreements with MSK for the three months ended March 31, 2017 and 2016, respectively.
The estimated fair value of the total success payment obligation to MSK, after giving effect to the success payment achieved in December 2015 and paid in March 2016, was approximately $17.4 million and $14.1 million as of March 31, 2017 and December 31, 2016, respectively. With respect to the MSK success payment obligations, the Company recognized an expense of $3.0 million compared to a gain of $1.9 million in the three months ended March 31, 2017 and 2016, respectively. The expense and gain are recorded in research and development expense in the condensed consolidated statements of operations, and represent the change in the MSK success payment liability during such periods and the respective months of accrued expense. The MSK success payment liabilities on the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016 were $12.5 million and $9.5 million, respectively.

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

Assumptions	March 31, 2017	December 31, 2016
Fair value of common stock	$22.19	$18.85
Risk free interest rate	1.85% – 2.26%	1.90% – 2.31%
Expected volatility	75%	75%
Expected term (years)	4.64 – 7.64	4.89 – 7.89
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
3. Cash Equivalents and Marketable Securities
The following tables summarize the estimated fair value of cash equivalents and marketable securities and gross unrealized holding gains and losses (in thousands):

	March 31, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$169,007	$—	$—	$169,007
U.S. government and agency securities	10,495	1	—	10,496
Corporate debt securities	18,764	—	(3)	18,761
Total cash equivalents	$198,266	$1	$(3)	$198,264
Marketable securities:
Commercial paper	$21,193	$—	$—	$21,193
U.S. government and agency securities	326,269	2	(287)	325,984
Corporate debt securities	169,484	4	(189)	169,299
Total marketable securities	$516,946	$6	$(476)	$516,476
Long-term marketable securities:
U.S. government and agency securities	$93,405	$1	$(275)	$93,131
Corporate debt securities	30,874	—	(83)	30,791
Equity securities	1,700	2,850	—	4,550
Total long-term marketable securities	$125,979	$2,851	$(358)	$128,472

	December 31, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$173,746	$—	$—	$173,746
U.S. government and agency securities	4,712	—	—	4,712
Corporate debt securities	6,334	—	(6)	6,328
Total cash equivalents	$184,792	$—	$(6)	$184,786
Marketable securities:
Commercial paper	$64,260	$—	$—	$64,260
U.S. government and agency securities	320,224	51	(68)	320,207
Corporate debt securities	160,379	18	(180)	160,217
Total marketable securities	$544,863	$69	$(248)	$544,684
Long-term marketable securities:
U.S. government and agency securities	$132,622	$4	$(364)	$132,262
Corporate debt securities	55,920	1	(177)	55,744
Equity securities	1,700	—	—	1,700
Total long-term marketable securities	$190,242	$5	$(541)	$189,706
The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	March 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. government and agency securities	$289,772	$(272)	$9,985	$(15)	$299,757	$(287)
Corporate debt securities	140,500	(189)	—	—	140,500	(189)
Total marketable securities	$430,272	$(461)	$9,985	$(15)	$440,257	$(476)
Long-term marketable securities:
U.S. government and agency securities	$92,025	$(275)	$—	$—	$92,025	$(275)
Corporate debt securities	30,791	(83)	—	—	30,791	(83)
Total long-term marketable securities	$122,816	$(358)	$—	$—	$122,816	$(358)

	December 31, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. government and agency securities	$143,480	$(56)	$9,988	$(12)	$153,468	$(68)
Corporate debt securities	128,013	(180)	—	—	128,013	(180)
Total marketable securities	$271,493	$(236)	$9,988	$(12)	$281,481	$(248)
Long-term marketable securities:
U.S. government and agency securities	$129,163	$(364)	$—	$—	$129,163	$(364)
Corporate debt securities	53,643	(177)	—	—	53,643	(177)
Total long-term marketable securities	$182,806	$(541)	$—	$—	$182,806	$(541)
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
4. Fair Value Measurements
The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$169,007	$—	$—	$169,007
Commercial paper	—	21,193	—	21,193
U.S. government and agency securities	—	429,611	—	429,611
Corporate debt securities	—	218,851	—	218,851
Equity securities	4,550	—	—	4,550
Total financial assets	$173,557	$669,655	$—	$843,212
Financial liabilities:
Success payment liabilities	$—	$—	$30,185	$30,185
Contingent consideration	—	—	21,348	21,348
Total financial liabilities	$—	$—	$51,533	$51,533

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$173,746	$—	$—	$173,746
Commercial paper	—	64,260	—	64,260
U.S. government and agency securities	—	457,181	—	457,181
Corporate debt securities	—	222,289	—	222,289
Equity securities	1,700	—	—	1,700
Total financial assets	$175,446	$743,730	$—	$919,176
Financial liabilities:
Success payment liabilities	$—	$—	$22,786	$22,786
Contingent consideration	—	—	20,896	20,896
Total financial liabilities	$—	$—	$43,682	$43,682
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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

	Success Payment Liabilities	Contingent Consideration	Total
Balance as of December 31, 2016	$22,786	$20,896	$43,682
Changes in fair value (1)	7,399	452	7,851
Balance as of March 31, 2017	$30,185	$21,348	$51,533

(1)
The amount of success payment and contingent consideration milestones achieved, as well as the changes in fair value for success payment liabilities and contingent consideration, are recorded in research and development expense in the condensed consolidated statements of operations.

As of March 31, 2017 and December 31, 2016, the estimated fair value of the success payment obligations, after giving effect to the success payments achieved by FHCRC and MSK, was approximately $45.8 million and $37.0 million, respectively. Included in research and development expense for the three months ended March 31, 2017 and 2016 was an expense of $7.4 million and a gain of $6.6 million, respectively, related to success payments. See Note 2, Collaboration and License Agreements, to these condensed consolidated financial statements, as well as Note 5 to the financial statements included in the 2016 Annual Report, for additional discussion of estimated fair value of the success payment obligations.
The Company utilizes significant estimates and assumptions in determining the estimated success payment liability and associated expense at each balance sheet date. The assumptions used to calculate the fair value of the success payments are subject to a significant amount of judgment including the expected volatility, estimated term, and estimated number and timing of valuation measurement dates. A small change in the assumptions and other inputs, such as the fair value of the Company's common stock, may have a relatively large change in the estimated valuation and associated liability and expense. For example, keeping all other variables constant, a hypothetical 10% increase in the stock price at March 31, 2017 from $22.19 per share to $24.41 per share would have increased the expense recorded in the first quarter of 2017 associated with the success payment liability by $4.1 million. A hypothetical 10% decrease in the stock price from $22.19 per share to $19.97 per share would have decreased the expense recorded in the first quarter of 2017 associated with the success payment liability by $4.0 million. Further, keeping all other variables constant, a hypothetical 35% increase in the stock price at March 31, 2017 from $22.19 per share to $29.96 per share would have increased the expense recorded in the first quarter of 2017 associated with the success payment liability by $14.5 million. A hypothetical 35% decrease in the stock price from $22.19 per share to $14.42 per share would have decreased the expense recorded in the first quarter of 2017 associated with the success payment liability to zero, resulting in a gain of $6.3 million.
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
As of March 31, 2017, the estimated fair values of the contingent consideration associated with the Stage and X-Body acquisitions, after giving effect to the milestone achieved in 2016, were $17.9 million and $3.5 million, respectively. The Company recognized an expense of $0.4 million and a gain of $1.0 million related to the change in fair value of the contingent consideration in the three months ended March 31, 2017 and 2016, respectively. The expense and gain are recorded in research and development expense in the condensed consolidated statement of operations.

5. Stock-Based Compensation
Stock-Based Compensation
Stock-based compensation expense is recognized in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development (1)	$10,329	$10,291
General and administrative	6,110	4,927
Total stock-based compensation expense (2)	$16,439	$15,218

(1)
Included in research and development stock-based compensation expense for the three months ended March 31, 2016 was $2.2 million related to the payout of employee stock options in connection with the AbVitro Inc. ("AbVitro") acquisition.

(2)
Included in stock-based compensation expense recognized for the three months ended March 31, 2017 and 2016, is $1.0 million and $1.6 million, respectively, related to service providers other than employees, scientific founders, and directors, including $0.7 million and $1.2 million, respectively, for a former cofounding director who became a consultant upon his departure from the board of directors.

Total stock-based compensation cost related to unvested awards not yet recognized and the weighted average periods over which the awards are expected to be recognized as of March 31, 2017 for all employees are as follows:

	Stock Options	Restricted Stock and RSUs
Unrecognized stock-based compensation cost (in thousands)	$142,691	$46,092
Expected weighted average period compensation costs to be recognized (years)	2.84	2.72
Restricted Stock and RSUs
A summary of the Company’s restricted stock and RSU activity is as follows (in thousands, except per share data):

	Restricted Stock and RSUs	Weighted Average Fair Value at Date of Grant per Share
Unvested shares as of December 31, 2016	3,055	$7.10
Granted	1,226	20.82
Vested	(636)	1.67
Forfeited	(18)	18.53
Unvested shares as of March 31, 2017	3,627	$12.66
Stock Options
A summary of the Company’s stock option activity is as follows (in thousands, except per share and contractual life data):

	Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2016	8,521	$30.28
Granted	2,550	20.70
Exercised	(31)	7.67
Forfeited/Cancelled	(115)	36.89
Outstanding as of March 31, 2017	10,925	$28.02	8.75	$31,888
Exercisable as of March 31, 2017	2,852	$29.61	7.98	$14,654

The fair value of each stock option granted has been determined using the Black-Scholes option pricing model. The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted to employees, directors, and consultants included the following:

Assumptions	Three Months Ended March 31, 2017
Risk free interest rate	1.96% – 2.40%
Expected volatility	75%
Expected life (years)	6.02 - 9.40
Expected dividend yield	0%
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
6. Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) and the adjustments to other comprehensive income (loss) are as follows (in thousands):

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2016	$(1,791)	$(1,051)	$(2,842)
Other comprehensive income	405	1,774	2,179
Balance as of March 31, 2017	$(1,386)	$723	$(663)
7. Income Taxes
The Company recorded an income tax benefit of $1.3 million on a pre-tax loss of $83.5 million for the three months ended March 31, 2017. The income tax benefit primarily relates to the benefit associated with the net loss incurred by the Company’s German subsidiary in the three months ended March 31, 2017.
The Company recorded an income tax benefit of $7.4 million on a pre-tax loss of $78.5 million for the three months ended March 31, 2016. Of the total tax benefit, $6.7 million relates to the release of valuation allowance on the U.S. deferred tax assets as a result of the deferred tax liabilities established for intangible assets from the acquisition of AbVitro, net of tax attributes, and $0.7 million relates to the benefit associated with the net loss incurred by the Company’s German subsidiary in the three months ended March 31, 2016.
The Company maintains a full valuation allowance on its net U.S. deferred tax assets. The assessment regarding whether a valuation allowance is required considers both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets are recoverable. In making this assessment, significant weight is given to evidence that can be objectively verified. In its evaluation, the Company considered its cumulative loss in recent years and its forecasted losses in the near-term as significant negative evidence. Based upon a review of the four sources of income identified within Accounting Standard Codification ("ASC") 740, Accounting for Income Taxes, the Company determined that the negative evidence outweighed the positive evidence and a full valuation allowance on its U.S. net deferred tax assets will be maintained. The Company will continue to assess the realizability of its deferred tax assets going forward and will adjust the valuation allowance as needed. The Company has determined that it is more-likely-than-not that it will realize the benefit of the losses for its German subsidiary and has not recorded a valuation allowance against the German deferred tax assets.
The Company is generally subject to examination by the U.S. federal and local income tax authorities for all tax years in which a loss carryforward is available and is subject to examination in Germany for four years. The Company's German subsidiary is currently under examination by the German tax authorities for the years ended December 31, 2013 through December 31, 2015.

The Company applies judgment in the determination of the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. As of March 31, 2017 and December 31, 2016, the Company's uncertain tax positions were immaterial.
8. Net Loss per Share
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
The amounts in the table below were excluded from the calculation of diluted net loss per share for the periods indicated due to their anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2017	2016
Unvested restricted stock and RSUs	3,627	4,983
Options to purchase common stock	10,925	7,471
Total	14,552	12,454
9. Commitments and Contingencies
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
The following table summarizes the Company’s future minimum lease commitments as of March 31, 2017 (in thousands):

Year ending December 31:
2017	$3,147
2018	11,498
2019	13,422
2020	13,568
2021	13,881
Thereafter	36,874
Total minimum lease payments	$92,390
Rent expense for the three months ended March 31, 2017 and 2016 was $2.6 million and $1.1 million, respectively.
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
The putative class in the amended complaint is composed of all purchasers of the Company’s securities between May 9, 2016 and November 22, 2016, inclusive. The amended complaint names as defendants the Company, its chief executive officer, its chief financial officer, and its chief medical officer and generally alleges material misrepresentations and omissions in public statements regarding patient deaths in the Company’s Phase II clinical trial of JCAR015 and the safety of JCAR015, violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20

(a) of the Exchange Act by the individual defendants. The amended complaint seeks compensatory damages of an undisclosed amount. On February 2, 2017, the Company and the individual defendants filed a motion to dismiss the complaint. On March 20, 2017, the plaintiffs filed an opposition to the motion to dismiss. On April 19, 2017, the Company and the individual defendants filed a reply in support of the motion to dismiss.
The Company has not recorded any liability as of March 31, 2017 since any potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.
10. Related-Party Transactions
The Company is party to the Celgene Collaboration Agreement, the Celgene CD19 License, the Celgene Share Purchase Agreement, a voting agreement, and a registration rights agreement with Celgene, who is a holder of more than 5% of the Company’s common stock. See Note 2, Collaboration and License Agreements, to these condensed consolidated financial statements, as well as Note 5 to the financial statements included in the 2016 Annual Report.

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
These forward-looking statements, include, but are not limited to, statements regarding: the success, cost and timing of our product development activities and clinical trials; our ability and the potential to successfully advance and leverage our technology platform to improve the safety and effectiveness of our existing product candidates; the potential costs and benefits for our identified research priorities to advance our CAR and TCR technologies; the potential of our collaboration with Celgene and the ability and willingness of Celgene to be our commercialization partner outside of North America, including with respect to our CD19 license agreement with Celgene and the exercise by Celgene of its opt-in right to the CD19 program; our anticipated expenses with respect to the development of our CD19 product candidates; the ability of JW Therapeutics (Shanghai) Co., Ltd to develop and commercialize product candidates in China; the ability and willingness of our third-party research institution collaborators to continue research and development activities relating to our product candidates; the potential of our other research and development and strategic collaborations, including our collaborations with Editas Medicine, Inc., Fate Therapeutics, Inc., and MedImmune Limited; our ability to obtain orphan drug designation or breakthrough status for our CD19 product candidates and any other product candidates, or to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate; our ability to license additional intellectual property relating to our product candidates; our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates; our ability to commercialize our products in light of the intellectual property rights of others; our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates, and the potential terms of such funding; our plans to research, develop, and commercialize our product candidates; the potential of the technologies we have acquired through license agreements or strategic transactions, such as the acquisition of Stage, X-Body, AbVitro, and RedoxTherapies; the size and growth potential of the markets for our product candidates, and our ability to serve those markets; regulatory developments in the United States and foreign countries; our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately; our plans to develop our own manufacturing facilities, including our manufacturing facility in Bothell, Washington; the potential benefits of our efforts to optimize our process development and manufacturing; the success of competing therapies that are or may become available; our ability to attract and retain key scientific or management personnel; the accuracy of our estimates regarding expenses, success payments, future revenue, capital requirements, profitability, and needs for additional financing; fluctuations in the trading price of our common stock; the anticipated benefits of our litigation settlement with Penn and Novartis; our plans regarding our corporate headquarters; and our use of the proceeds from our initial public offering and proceeds received from Celgene.
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
We are conducting a Phase I trial with JCAR017 in adult r/r aggressive NHL, including r/r DLBCL, and are planning to file an IND in 2017 in support of a planned Phase I/II trial with JCAR017, or a product candidate similar to JCAR017, in r/r CLL. If the results of these trials are favorable, we believe we may obtain U.S. regulatory approval in r/r DLBCL as early as 2018 and in r/r CLL as early as 2019. We intend to develop JCAR017, or a product candidate similar to JCAR017, in both pediatric r/r ALL and adult r/r ALL and seek registration in relatively similar timeframe as r/r CLL. We are also continuing to enroll patients in an ongoing Phase I/II trial for JCAR014 in B cell malignancies, and although we do not plan to move JCAR014 into registration trials, we plan to use this trial to explore important questions that may improve our platform overall, including testing the combination of JCAR014 and ibrutinib in r/r CLL patients. We are enrolling patients in a combination Phase Ib clinical trial combining JCAR014 with MedImmune’s investigational PD-L1 immune checkpoint inhibitor, durvalumab, for the treatment of r/r NHL. Additionally, the IND has cleared for, and we plan to enroll patients in 2017 in a Phase I trial in adult patients with certain B cell malignancies using a CD19-directed product candidate that incorporates a fully human binding domain. Beyond CD19, we are conducting Phase I trials for seven additional product candidates that target different cancer-associated proteins in hematological and solid organ cancers, including a Phase I trial for CAR T cell product candidate targeting BCMA in patients with multiple myeloma. Additionally, we have commenced a Phase I trial through our collaborator MSK of a CD19/4-1BBL "armored" CAR. We have a number of other preclinical programs against other targets that we expect to move into human testing over the next several years.
We have assembled a talented group of scientists, engineers, clinicians, directors, and other advisors who develop and consolidate technologies and intellectual property from some of the world’s leading research institutions, including FHCRC, MSK, SCRI, the University of California, San Francisco, and the National Cancer Institute ("NCI"). We have also entered into a number of strategic collaborations with commercial companies that we believe will help us manufacture and commercialize our product candidates around the world or develop additional or improved product candidates, including Celgene, Editas, Fate Therapeutics, and MedImmune.
We have established a Juno-owned and -operated manufacturing facility in Bothell, Washington. We began manufacturing clinical trial material from this facility beginning in the first quarter of 2016, and plan to manufacture commercial products, subject to the required regulatory approvals, beginning as early as 2018.
Revenue for the three months ended March 31, 2017 and 2016 was $19.3 million and $9.8 million, respectively. In the future, we may generate revenue from the Celgene collaboration, strategic alliances, licensing arrangements, and product sales, or a combination of these. We expect that any revenue we generate will fluctuate from quarter to quarter and year to year as a result of the timing and amount of opt-in payments from Celgene, license fees, milestones, reimbursement of costs incurred, other payments, and product sales, to the extent any product candidates are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval of them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.
As described in Note 5 of the financial statements included in the 2016 Annual Report, in April 2016 we entered into a license agreement with Celgene pertaining to our CD19 program. As a result, we expect the development activities around the CD19 program to continue to grow as Celgene leads development of our CD19 product candidates in the Celgene Territory. Under the license agreement, we and Celgene will generally share worldwide development expenses for certain CD19 product candidates, although either party may opt out of funding specific studies being led by the other. We will also receive royalties from Celgene for CAR product candidates arising from the CD19 program at a percentage in the mid-teens of net sales of such product candidates in the Celgene Territory.
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
As of March 31, 2017, we had cash, cash equivalents, and marketable securities of $850.7 million compared with $922.3 million as of December 31, 2016. Cash used in operations for the three months ended March 31, 2017 was $53.9 million and is net of a cash inflow of $11.2 million from the partial reimbursement by Celgene of research and development costs incurred by us in the fourth quarter of 2016. Cash provided by investing activities for the three months ended March 31, 2017 was $69.9 million and is net of a cash outflow of $21.2 million for the purchase of property and equipment, the majority of which related to the build-out of our new headquarters facility. Cash provided by financing activities in the three months ended March 31,

2017 was $1.9 million and includes a payment of $1.7 million from Celgene for the purchase of 75,568 shares of our common stock.
Recent Developments
During the first quarter of 2017, we appointed Corsee Sanders, Ph.D. as Executive Vice President and Head of Development Operations. Dr. Sanders leads a newly organized Development Operations group at Juno that combines clinical operations, biometrics and data management, patient operations, medical writing, and program and project management.
In April 2017 we appointed Sunil Agarwal, M.D. as President of Research & Development. Dr. Agarwal is responsible for the execution of Juno’s drug development pipeline, integration of translational insights into ongoing programs, and the prioritization of research and development initiatives. In April 2017 we also appointed Rupert Vessey, BM BCh, DPhil, to our board of directors. Dr. Vessey is Celgene's President of Research and Early Development.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies from those described in Part II—Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2016 Annual Report.
Components of Operating Results
Revenue
Our revenues have been primarily derived from collaboration and license agreements.
Ongoing collaboration revenue is generated from our collaboration with Celgene. The terms of this arrangement contain multiple deliverables, which include (1) access to certain of our technology through a non-exclusive, worldwide, royalty-free right and license to conduct certain activities under the collaboration and (2) participation on various collaboration committees. We recognize revenue from the $150.2 million upfront payment under the Celgene Collaboration Agreement ratably over the term of our estimated period of performance under the arrangement, which we estimate to be through June 2025. In addition to receiving upfront payments, we may also be entitled to option exercise fees. In April 2016, Celgene exercised its right to opt-in to our CD19 program, and as a result, we entered into the Celgene CD19 License and received an option exercise fee of $50.0 million. The license agreement contains the following deliverables: (1) an exclusive license with respect to intellectual property, (2) transfer of certain clinical and manufacturing knowledge and related support, and (3) participation on various collaboration committees during the technology transfer period. The $50.0 million option exercise fee is being recognized ratably over the period we expect to fulfill these performance obligations, which we estimate to be approximately two years.
Additionally, we and Celgene will generally share worldwide research and development costs. To the extent our research and development costs for certain product candidates in the CD19 program exceed Celgene’s research and development costs for the CD19 program for a given quarter, Celgene is required to provide us partial reimbursement for such costs. Either party may opt out from the cost sharing arrangement for specific studies being led by the other party, with the possibility to opt back in to the study in the future at a premium in exchange for the right to use data from that study in such party's territory. We recognize the reimbursement by Celgene as revenue in the period in which the costs are incurred. To the extent Celgene’s eligible research and development costs for the CD19 program exceed our eligible research and development costs for the CD19 program for a given quarter, we are required to provide Celgene partial reimbursement for such costs. We recognize the reimbursement to Celgene as additional research and development expense in the period in which the costs are incurred. As a result, our revenues and research and development expenses may fluctuate depending on which party in the collaboration is incurring the majority of the development costs in any particular quarterly period, and as a result of the timing and amount of option exercise fees and other payments from our collaboration and license agreements.

Research and Development Expenses
Research and development expenses represent costs incurred by us for the discovery, development, and manufacture of our product candidates and include costs to acquire technology complimentary to our own, external research and development expenses incurred under arrangements with third parties, such as contract research organizations, contract manufacturing organizations ("CMOs"), collaboration partners, academic and non-profit institutions and consultants, salaries and personnel-related costs, including non-cash stock-based compensation, the estimated fair value of the liability attributable to the elapsed service period as of the balance sheet date associated with our success payments to FHCRC and MSK, changes in the estimated fair value of our contingent consideration liabilities, milestones, and other expenses, which include direct and allocated expenses for laboratory, facilities, and other costs.
We use our employee and infrastructure resources across multiple research and development programs directed toward developing our cell-based platform and for identifying and developing product candidates. We manage certain activities such as contract research, clinical trial operations, and manufacture of product candidates through our partner institutions or other third party vendors. We track our significant external costs by product candidate. Although we began in the second quarter of 2016 to calculate, at a high level, our internal personnel costs by project, we do not have such data for all of 2016, so we are not at this time disclosing the allocation of internal personnel costs by product candidate. Due to the number of ongoing projects and our ability to use resources across several projects, we do not record or maintain information regarding the other indirect operating costs incurred for our research and development programs on a program-specific basis.
Our research and development expenses by project were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Project-specific external costs:
JCAR017	$5,445	$1,233
JCAR015	2,164	5,162
JCAR014	1,766	1,458
CD19 general	966	6,387
JCAR018 (1)	—	23,232
Early development	9,951	5,348
Success payment (gain) expense related to FHCRC collaboration agreement	4,410	(4,728)
Success payment (gain) expense related to MSK collaboration agreement	2,989	(1,855)
Change in estimated fair value of contingent consideration	452	(1,012)
Upfront fees to acquire technology	4,000	—
Unallocated internal and external research and development costs (2)	50,781	38,497
Total research and development expenses	$82,924	$73,722

(1)
JCAR018 expenses for the three months ended March 31, 2016 include milestone expense of $23.2 million equal to the fair value of 603,364 shares of common stock issued to Opus Bio as calculated using the closing stock price on the days the associated milestones were achieved.

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
We anticipate that our general and administrative expenses will increase in the future to support potential commercialization of our product candidates, our continued research and development activities, and future business development opportunities. These increases will likely include costs related to outside consultants, attorneys, and accountants, among other expenses.
Results of Operations
Comparison of the Three Months Ended March 31, 2017 and 2016
The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenue	$19,327	$9,775
Operating expenses:
Research and development	82,924	73,722
General and administrative	20,726	15,954
Total operating expenses	103,650	89,676
Loss from operations	(84,323)	(79,901)
Interest income, net	1,700	1,341
Other income (expenses), net	(906)	69
Loss before income taxes	(83,529)	(78,491)
Benefit for income taxes	1,332	7,353
Net loss	$(82,197)	$(71,138)

Revenue
The following table summarizes our revenue for the three months ended March 31, 2017 and 2016, the majority of which is related to the amortization of upfront and option exercise fees, milestone payments, and reimbursement of certain research and development expenses under our Celgene Collaboration Agreement (in thousands):

	Three Months Ended March 31,
	2017	2016
Celgene:
Recognition of upfront and option exercise fees	$10,340	$3,818
Reimbursement revenue	8,809	—
Celgene total	19,149	3,818
Novartis milestone revenue	—	5,750
Other	178	207
Total revenue	$19,327	$9,775
Revenue. Revenue was $19.3 million for the three months ended March 31, 2017, compared to $9.8 million for the three months ended March 31, 2016. The increase is primarily due to revenue recognized under our Celgene Collaboration Agreement and Celgene CD19 License for the upfront license fee and partial reimbursement by Celgene of research and development costs incurred by us in the first quarter of 2017.
Operating Expenses
Research and Development Expenses. Research and development expenses were $82.9 million for the three months ended March 31, 2017, compared to $73.7 million for the three months ended March 31, 2016. The increase of $9.2 million in the three months ended March 31, 2017 was primarily due to a $20.7 million increase in costs to execute on our clinical development strategy, manufacture our product candidates, and expand our overall research and development capabilities. For the three months ended March 31, 2017 expense related to our success payment and contingent consideration obligations increased $14.0 million and $1.5 million, respectively, compared to the three months ended March 31, 2016. These increases were offset by a decrease of $27.0 million in milestone expense.
General and Administrative Expenses. General and administrative expenses were $20.7 million for the three months ended March 31, 2017, compared to $16.0 million for the three months ended March 31, 2016. The increase of $4.7 million in the three months ended March 31, 2017 was due to a $2.4 million increase in consulting and other expenses including costs related to commercial readiness, a $2.2 million increase in personnel expenses primarily related to increased headcount to support the business, and an increase of $1.2 million in stock-based compensation expense. The increases were offset by a $1.1 million decrease in business development expenses.
Interest Income, Net. Interest income, net was $1.7 million for the three months ended March 31, 2017, compared to $1.3 million for the three months ended March 31, 2016. Interest income, net consisted primarily of interest income earned on our marketable securities. For the three months ended March 31, 2016 this was offset by interest expense associated with the accounting for the build-to-suit lease of our manufacturing facility, which we purchased in December 2016.
Benefit for Income Taxes. We recorded an income tax benefit of $1.3 million on a pre-tax loss of $83.5 million for the three months ended March 31, 2017 primarily related to the net loss incurred by our Germany subsidiary. During the three months ended March 31, 2016, we recorded an income tax benefit of $7.4 million on a pre-tax loss of $78.5 million. Of the total tax benefit, $6.7 million related to the release of valuation allowance on the U.S. deferred tax assets as a result of the acquisition of AbVitro. Additionally, we recorded an income tax benefit of $0.7 million related to the net loss incurred by our German subsidiary during the three months ended March 31, 2016. We have determined that it is more-likely-than-not that we will realize the benefit of these losses.
Liquidity and Capital Resources
Sources and Uses of Liquidity
As of March 31, 2017, we had $850.7 million in cash, cash equivalents and marketable securities. Prior to our entry into the Celgene collaboration, we raised an aggregate of approximately $618.0 million in gross proceeds, through our initial public offering and private placements of our convertible preferred stock which we used to fund our operations. As a result of our entry into the collaboration with Celgene and our initial sale of stock to Celgene, we received $1.0 billion in cash from Celgene in August 2015. Celgene also has the right to purchase additional shares of our common stock, including annual “top-up” rights as described under “Licenses and Third-Party Collaborations” in Part I—Item 1—“Business” of our 2016 Annual Report. If exercised, these purchases will provide us with additional funding for our operations. We received $1.7 million and $47.0 million in the three months ended March 31, 2017 and 2016, respectively, from Celgene in connection with the sale of our stock pursuant to the exercise by Celgene of its annual top-up right under the Celgene Share Purchase Agreement. In April 2016 we received an opt-in payment of $50.0 million from Celgene upon Celgene’s election to opt-in to our CD19 program. We and Celgene now generally share worldwide development costs for certain CD19 product candidates, which can lead to reimbursements to us from Celgene for certain of our expenses. As of March 31, 2017, we have received an aggregate of $30.5 million in such reimbursements from Celgene. We also may receive funding from Celgene in the form of option exercise fees or reimbursements for qualified expenses related to the development and commercialization of product candidates in programs that Celgene opts into in the future under the Celgene Collaboration Agreement.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used in):
Operating activities	$(53,928)	$(58,165)
Investing activities	69,856	74,185
Financing activities	1,930	47,592
Effect of exchange rate changes on cash and cash equivalents	(45)	(3)
Net increase in cash and cash equivalents	$17,813	$63,609
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2017 was $53.9 million compared to $58.2 million in for the three months ended March 31, 2016. The decrease in net cash used in operating activities of $4.3 million was primarily due to cash received in the first quarter of 2017 of $11.2 million in connection with the Celgene Collaboration Agreement for the partial reimbursement by Celgene of research and development costs incurred by us. Excluding the cash inflow from Celgene, cash used in operating activities for the three months ended March 31, 2017 compared to the same period in 2016 increased due to increased costs incurred to execute on our clinical development strategy, manufacture our product candidates, and expand our overall research and development capabilities.
Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2017 was $69.9 million compared to $74.2 million for the three months ended March 31, 2016. The change was primarily due to net sales and maturities of marketable securities in the normal course of business. Included in investing activities for the three months ended March 31, 2017 was a $21.2 million cash outflow for the purchase of property and equipment, the majority of which related to the build-out of our new headquarters facility. Included in investing activities for the three months ended March 31, 2016 was net cash paid to acquire AbVitro of $74.6 million.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2017 was $1.9 million compared to $47.6 million for the three months ended March 31, 2016. The decrease of $45.7 million was primarily due lower proceeds received from Celgene's exercise of its annual right to purchase shares of our common stock to "top-up" its ownership in Juno. In the three months ended March 31, 2017 and 2016 we received proceeds from Celgene of $1.7 million and $47.0 million, respectively, for the purchase of our common stock.

Off-Balance Sheet Arrangements
As of March 31, 2017, we did not have any off-balance sheet arrangements or holdings in variable interest entities that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business, primarily related to interest rate sensitivities, the volatility of our stock price, and foreign exchange rates.
Interest Rate Sensitivity
As of March 31, 2017, we had $644.9 million in marketable securities, largely composed of investment grade short- to intermediate-term fixed income securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality.
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
As of March 31, 2017, the estimated fair value of the total success payment obligations was approximately $45.8 million. We recognized an expense of $7.4 million for the three months ended March 31, 2017 with respect to the success payment obligations. The success payment liabilities on the condensed consolidated balance sheet as of March 31, 2017 were $30.2 million.
Changes in the fair value of our common stock as of each balance date may have a relatively large change in the estimated valuation of the success payment obligations and associated liability and resulting expense or gain. See Note 4 to our condensed consolidated financial statements included herein for a sensitivity analysis showing the impact that a hypothetical change in the value of our common stock would have had on our results for the three months ended March 31, 2017.
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
ITEM 4.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2017, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
USPTO Proceedings
In August 2015, Kite filed a petition with the U.S. Patent & Trademark Office (the "USPTO") for inter partes review of U.S. Patent No. 7,446,190 (the "'190 Patent"), a patent that we have exclusively licensed from MSK. In February 2016, the USPTO determined to initiate the inter partes review proceedings, in Kite Pharma, Inc. v. Sloan Kettering Institute for Cancer Research, Case IPR2015-01719. As the exclusive licensor, we opted to exercise our right to control the defense of the patent in the proceedings. A hearing was held before the USPTO Patent Trial and Appeal Board on October 20, 2016. On December 16, 2016, the USPTO Patent Trial and Appeal Board issued a final written decision upholding all the claims of this patent. On February 16, 2017, Kite appealed the USPTO Patent Trial and Appeal Board’s final written decision to the U.S. Court of Appeals for the Federal Circuit. We will incur expenses associated with the appeal, which expenses may be substantial. If we are unsuccessful in the appeal and the USPTO's decision is reversed, one or more of the patent's claims could be narrowed or invalidated, but we do not expect that this would have a material adverse effect on our business.
In September 2016, Corvus Pharmaceuticals, Inc. filed a petition with the USPTO to initiate a post grant review (“PGR”) of U.S. Patent No. 9,415,105, a patent to which Juno obtained an exclusive license in connection with its acquisition of RedoxTherapies. The matter was assigned case number PGR2016-00042. The patent owner statutorily disclaimed the challenged claims. On March 31, 2017, the USPTO Patent Trial and Appeal Board issued an order denying institution of a PGR.
Intellectual Property Litigation
On December 19, 2016, we filed a complaint for declaratory judgment of infringement of U.S. Patent No. 7,446,190 against Kite. The lawsuit was filed in federal district court in Delaware. The complaint alleges that Kite's axicabtagene ciloleucell (KTE-C19) product does or will infringe claims 1-3, 5, 7-9, and 11 of the '190 Patent. We are seeking, among other things, a declaratory judgment that axicabtagene ciloleucel does or will infringe these claims of the '190 Patent. On February 23, 2017, Kite filed a motion to dismiss the complaint. On March 23, 2017, we filed an opposition to Kite's motion to dismiss. On April 6, 2017, Kite filed a reply in support of its motion to dismiss. On April 11, 2017, Kite filed a request for oral argument on its motion to dismiss. Patent litigation is a time-consuming and costly process. We may not be successful in enforcing the patent against Kite or Kite may successfully claim that the asserted patent is invalid or unenforceable. Even if we are successful in enforcing the patent against Kite, the litigation process could take years to reach conclusion.
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
The putative class in the amended complaint is composed of all purchasers of Juno's securities between May 9, 2016 and November 22, 2016, inclusive. The amended complaint names as defendants Juno, our chief executive officer, our chief financial officer, and our chief medical officer and generally alleges material misrepresentations and omissions in public statements regarding patient deaths in Juno's Phase II clinical trial of JCAR015 and the safety of JCAR015, violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act by the individual defendants. The amended complaint seeks compensatory damages of an undisclosed amount. On February 2, 2017, Juno and the individual defendants filed a motion to dismiss the complaint. On March 20, 2017, the plaintiffs filed an opposition to the motion to dismiss. On April 19, 2017, Juno and the individual defendants filed a reply in support of the motion to dismiss.
The Company has not recorded any liability as of March 31, 2017 since any potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.

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
We are a clinical-stage biopharmaceutical company that was formed in August 2013. We have no cell-therapy products approved for commercial sale and as of March 31, 2017 had not generated any revenue from such products. We are focused on developing products that use human cells as therapeutic entities and, although there have been significant advances in cell-based immunotherapy, our T cell technologies are new and largely unproven. Our limited operating history, particularly in light of the rapidly evolving cancer immunotherapy field, may make it difficult to evaluate our current business and predict our future performance. Our short history as an operating company makes any assessment of our future success or viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage companies in rapidly evolving fields. If we do not address these risks successfully, our business will suffer.
We have incurred net losses in each period since our inception and anticipate that we will continue to incur net losses in the future.
We are not profitable and have incurred losses in each period since our inception. For the three months ended March 31, 2017, we reported a net loss of $82.2 million. As of March 31, 2017, we had an accumulated deficit of $913.4 million, which includes $51.1 million related to non-cash deemed dividends, $178.4 million in upfront fees to acquire technology, of which $104.5 million was paid in cash and $73.9 million was paid through the issuance of common stock, non-cash expense of $111.4 million associated with the change in the estimated fair value and elapsed service period for our potential and actual success payment liability to FHCRC and MSK, expense of $23.2 million associated with non-cash milestones, non-cash gain of $9.1 million associated with the change in the estimated value of our contingent consideration liabilities, and $10.7 million of expense associated with our convertible preferred stock options. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our product candidates, scale-up manufacturing capabilities and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems.
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
We are collaborating with Celgene pursuant to the Celgene Collaboration Agreement, under which we and Celgene will research, develop, and commercialize novel cellular therapy product candidates and other immuno-oncology and immunology therapeutics, including, in particular, CAR and TCR product candidates. Contingent upon the payment of certain upfront payments, Celgene may exercise options to acquire exclusive licenses in territories outside North America and China to certain therapeutics we develop and each party may exercise certain options to co-develop and co-commercialize product candidates developed, or acquired or in-licensed, by the other party. If Celgene does not exercise its options, or if Celgene exercises an option for a program (such as our CD19 program) but later the license agreement with Celgene for such program is terminated, we will be responsible for the full costs of funding further worldwide development of the relevant product candidates, which would cause our expenses to increase, unless we choose not to pursue further development of such product candidates or we enter into another collaboration for such product candidates, which may not be possible within an acceptable timeframe or on suitable terms. Additionally, either we or Celgene may opt not to fund a study led by the other under an active license agreement, and if Celgene opts not to fund a Juno-led study, then we would be responsible for the full cost of that study until such time, if ever, that Celgene determines to opt back in to the study at a premium to obtain the right to use data from that study in Celgene's territories. Similarly, our expenses would increase if we exercise an option to co-develop and co-commercialize any product candidate developed, or in-licensed or acquired, by Celgene.
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

•
collaborations may be terminated and, if terminated, may result in a need for additional capital and personnel to pursue further development or commercialization of the applicable product candidates; and

•
collaborators may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we may not have the exclusive right to commercialize such intellectual property.

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
We are conducting a Phase I trial in adult r/r NHL with JCAR017, which we refer to as the TRANSCEND trial, and are planning to commence a registration trial in r/r NHL this year, and we plan to conduct additional clinical trials in other B cell malignancies, including r/r CLL, adult r/r ALL, and pediatric r/r ALL, using this product candidate or a similar product candidate. If the results of these trials are sufficiently compelling, we intend to discuss with the FDA filing biologics license applications ("BLAs") for accelerated approval of the associated product candidates as treatments for patients who are refractory to currently approved treatments in these indications.
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
As with most biological drug products, use of our product candidates could be associated with side effects or adverse events which can vary in severity from minor reactions to death and in frequency from infrequent to prevalent. It is not uncommon for there to be treatment-related deaths in clinical trials in advanced cancer patients, and even some standard of care treatments, such as HSCT, are associated with a level of treatment-related mortality. Undesirable side effects or unacceptable toxicities caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical trials. We have seen cytokine release syndrome ("CRS") or neurotoxicity in patients who received JCAR015, JCAR017, and JCAR014. We have also seen CRS with JCAR018 and JTCR016. These events may require admission to the intensive care unit and, in some severe cases, have resulted in death. Characteristic symptoms of CRS include fever, low blood pressure, nausea, difficulty breathing, and oxygen deficiency. Characteristic symptoms of neurotoxicity include encephalopathy, headache, seizure, tremor, confusion, and aphasia. Fatal events of cerebral edema have also been observed. Other treatment emergent adverse events, whether or not treatment related, occurring in at least 25% of patients across our and our collaborators' CD19 product candidates include cytopenias, febrile neutropenia, electrolyte abnormalities, hypotension, infections, pyrexia, fatigue, and hyperglycemia.
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
Historically, our product candidates have been manufactured using unoptimized processes by our third-party research institution collaborators that we do not intend to use for more advanced clinical trials or commercialization. Although we are working to develop commercially viable processes, including for JCAR017, doing so is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale-out, process reproducibility, stability issues, lot consistency, and timely availability of reagents or raw materials. We will also need to build out and implement electronic systems to support scale and reduce human error, which may be difficult to do in a timely manner. As a result of these challenges, we may experience delays in our clinical development and/or commercialization plans. We may ultimately be unable to reduce the cost of goods for our product candidates to levels that will allow for an attractive return on investment if and when those product candidates are commercialized.
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
We rely to a large extent at present on our third-party research institution collaborators for research and development capabilities. Currently, a Phase I trial using JCAR023 to address refractory or recurrent pediatric neuroblastoma; FHCRC is conducting a Phase I/II clinical trial using JCAR014 to address ALL, NHL, and CLL, including in combination with ibrutinib in CLL, a Phase Ib trial using JCAR014 in combination with durvalumab to address NHL, a Phase I trial using a CD19-directed product candidate incorporating a fully human binding domain to address certain adult B cell malignancies, a Phase I trial using JCAR024 to address ROR-1 expressing cancers, a Phase I/II trial using JTCR016 to address newly diagnosed or relapsed high risk AML, and a Phase I/II trial using JTCR016 to address advanced NSCLC and mesothelioma; MSK is conducting Phase I clinical trial using a BCMA-directed product candidate to address multiple myeloma and a Phase I trial with JCAR020 to address ovarian cancer; and Peter MacCallum Cancer Centre is conducting a Phase I clinical trial using a Lewis Y-directed CAR T cell product candidate to address lung cancer. SCRI is also conducting the Phase II portion of a Phase I/II trial with JCAR017 in pediatric patients with r/r ALL. SCRI has used a manufacturing process for many patients in the trial’s Phase II portion that is different than the process SCRI used in the Phase I portion of the trial and the process we use in the TRANSCEND trial. The difference in manufacturing process may contribute to meaningful product differences that could affect patient outcomes.

Each of these clinical trials addresses a limited number of patients. We expect to use the results of these trials, if favorable, to help support the filing with the FDA of Juno-sponsored INDs to conduct more advanced clinical trials with the corresponding product candidates. We are conducting the TRANSCEND trial under a Juno-sponsored IND.
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
Our existing agreements with our collaboration partners may be subject to termination by the counterparty upon the occurrence of certain circumstances as described in more detail under the caption "Licenses and Third-Party Collaborations" in Part I—Item 1—"Business" of the 2016 Annual Report. If any of our collaboration partners terminates their collaboration agreement, the research and development of the relevant product candidate would be suspended, and we may be unable to research, develop, and license future product candidates. We may be required to devote additional resources to the development of our product candidates or seek a new collaboration partner, and the terms of any additional collaborations or other arrangements that we establish may not be favorable to us. In addition, there is a natural transition period when a new third-party begins work. In addition, switching or adding third parties to conduct our clinical trials involves substantial cost and requires extensive management time and focus. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines.
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

Our results of operations and financial position could be negatively impacted if our tax positions are challenged by tax authorities or if there are adverse changes in tax laws and regulations.
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
As of March 31, 2017, we had $850.7 million in cash, cash equivalents, and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next 12 months. However, changing circumstances or business opportunities, within or beyond our control, may lead us to use our capital faster than we currently anticipate. We may ultimately need to raise additional funds for the further development and commercialization of our product candidates or to pursue strategic transactions and other business opportunities that arise.
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
If Celgene declines to exercise its option with respect to one or more product candidates covered by our Celgene Collaboration Agreement, or if a license agreement with Celgene for a program for which has exercised an option is terminated, we will need to secure funding to advance worldwide development of those programs on our own or secure relationships with collaborators that have the necessary capital and expertise. In addition, we may need additional funding to advance product candidates prior to Celgene’s decisions regarding option exercise with respect to such product candidate if development of that program is not discontinued. Even after Celgene exercises an option for a program, we will still be responsible for a portion of worldwide development expenses for the associated product candidates and will be responsible for all commercialization expenses in the territories in which Juno leads development and commercialization activities. Additionally, either we or Celgene may opt not to fund a study led by the other under an active license agreement, and if Celgene opts not to fund a Juno-led study, then we would be responsible for the full cost of that study until such time, if ever, that Celgene determines to opt back in to the study at a premium to obtain the right to use data from that study in Celgene's territories. In addition, if we exercise our option to any of Celgene’s in-licensed programs to co-develop and co-commercialize products, then we may need to secure additional funding to support our obligations to pay one-half of the acquisition costs of any such in-licensed program.
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
Specifically, genetically engineering T cells faces significant competition in both the CAR and TCR technology space from multiple companies and their collaborators, such as Novartis/University of Pennsylvania, Kite / Amgen / NCI, Cellectis / Pfizer / Servier, Johnson & Johnson / Transposagen Biopharmaceuticals, bluebird bio, Bellicum, Celyad, Cell Design Labs, NantKwest, Intrexon / Ziopharm / MD Anderson Cancer Center, Unum Therapeutics, Adaptimmune / GlaxoSmithKline, ImmunoCellular Therapeutics, Adicet Bio, and Autolus. We also face competition from non-cell based treatments offered by companies such as Amgen, Pfizer, Abbvie, AstraZeneca, Bristol-Myers, Incyte, Merck, Roche, Regeneron, Corvus, Macrogenics, and Johnson & Johnson. In particular, Kite announced in March 2017 that it had completed the submission of its BLA for axicabtagene ciloleucel (KTE-C19) for treatment of patients with r/r NHL and projected a commercial launch for the product in 2017. Novartis also announced in March 2017 that the FDA had accepted its BLA submission for tisagenlecleucel-T (CTL019) for the treatment of pediatric and young adult r/r ALL and that the FDA had granted priority review of the BLA.
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
For additional information regarding our competition, see the section captioned "Competition" in Part I—Item 1—"Business" located in the 2016 Annual Report.
We are highly dependent on our key personnel, and if we are not successful in attracting, motivating and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract, motivate and retain highly qualified managerial, scientific, medical, and commercial personnel. We are highly dependent on our management, particularly our chief executive officer, Hans Bishop, and our scientific, medical, and commercial personnel. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements, could result in delays in product development and harm our business.
We conduct most of our operations at our facilities in Seattle and Bothell, Washington, in a region that is headquarters to many other biopharmaceutical companies and many academic and research institutions. We also have operations in Massachusetts. California, and Germany and currently have employees in all three geographies. Competition for skilled personnel is intense in all of these geographies and the turnover rate can be high, which may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. We expect that we will need to recruit talent from outside of the regions in which we currently operate, and doing so may be costly and difficult. Further expansion into additional states or countries could also increase our regulatory and legal risks.

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
As of March 31, 2017, we had 548 employees worldwide, most of whom are full time. As our development and commercialization plans and strategies develop, we must add a significant number of additional research and development, managerial, operational, sales, marketing, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

•	identifying, recruiting, integrating, maintaining, and motivating additional employees;

•	administering office locations in multiple geographies;

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
We have agreed to make success payments to each of FHCRC and MSK pursuant to the terms of our agreements with each of those entities. These success payments will be based on increases in the estimated fair value of our common stock, payable in cash or publicly-traded equity at our discretion. The term of these obligations may last up to 11 years. Success payments will be owed (if applicable) after measurement of the value of our common stock in connection with the following valuation measurement dates during the term of the success payment agreement: (1) December 19, 2014, which was the date our common stock first became publicly traded; (2) the date on which we sell, lease, transfer or exclusively license all or substantially all of our assets to another company; (3) the date on which we merge or consolidate with or into another entity (other than a merger in which our pre-merger stockholders own a majority of the shares of the surviving entity); (4) any date on which ARCH Venture Fund VII, L.P. or C.L. Alaska L.P. transfers a majority of its shares of company capital stock held by it on such date to a third party; (5) every second anniversary of any event described in the preceding clauses (1), (2), (3) or (4), but, in the case of FHCRC, only upon a request by FHCRC made within 20 calendar days after receiving written notice from us of such event; and (6) the last day of the 11 year period. The amount of a success payment is determined based on whether the value of our common stock meets or exceeds certain specified threshold values ascending, in the case of FHCRC, from $20.00 per share to $160.00 per share and, in the case of MSK, from $40.00 per share to $120.00 per share, in each case subject to adjustment for any stock dividend, stock split, combination of shares, or other similar events. Each threshold is associated with a success payment, ascending, in the case of FHCRC, from $10.0 million at $20.00 per share to $375.0 million at $160.00 per share and, in the case of MSK, from $10.0 million at $40.00 per share to $150.0 million at $120.00 per share, payable if such threshold is reached. The maximum aggregate amount of success payments to FHCRC is $375.0 million and to MSK is $150.0 million, in each case subject to cost offsets related to our cash payments for collaboration activities. In December 2015, success payments to FHCRC were triggered in the aggregate amount of $75.0 million, less indirect cost offsets of $3.3 million, and a success payment to MSK was triggered in the amount of $10.0 million, less indirect cost offsets of $1.0 million. We elected to make the payment to FHCRC and MSK in shares of our common stock, and thereby issued 1,601,085 and 240,381 shares of our common stock to FHCRC in December 2015 and to MSK in March 2016, respectively. In April 2016, we agreed to repurchase the shares issued to MSK at a price per share equal to $41.90. See the section captioned "Licenses and Third-Party Collaborations" in Part I—Item 1—"Business" in the 2016 Annual Report for further discussion of these success payments.
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
Our success payment obligations to FHCRC and MSK are recorded as a liability on our balance sheet. Under generally accepted accounting principles in the United States ("GAAP"), we are required to estimate the fair value of this liability as of each quarter end and changes in estimated fair value are amortized using the accelerated attribution method over the remaining term of the corresponding collaboration agreement. Factors that may lead to increases or decreases in the estimated fair value of this liability include, among others, changes in the value of the common stock, change in volatility, changes in the applicable term of the success payments, changes in the risk free rate, and changes in the estimated indirect costs that are creditable against FHCRC and MSK success payments. A small change in the inputs and related assumptions may have a relatively large change in the estimated valuation and associated liability and resulting expense or gain. For instance, see Note 4 to our condensed consolidated financial statements included in this report for a sensitivity analysis showing the impact that a hypothetical change in the value of our common stock would have had on our results for the three months ended March 31, 2017. As a result, our operating results and financial condition as reported by GAAP may fluctuate significantly from quarter to quarter and from year to year and may reduce the usefulness of our GAAP financial statements.
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

Our operations, and those of our third-party research institution collaborators, CROs, CMOs, suppliers, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. Our headquarters and our Juno-operated manufacturing facility are located less than 25 miles apart, and therefore could both be similarly affected by the same event. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers in part to produce and process our product candidates or to supply us with certain reagents or specialized equipment or materials used our manufacturing process. Our ability to obtain clinical or commercial supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. Damage or extended periods of interruption to our corporate, development, research, or manufacturing facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry or other events could cause us to cease or delay development of some or all of our product candidates. Although we maintain property damage and business interruption insurance coverage, our insurance might not cover all losses under such circumstances and our business may be seriously harmed by such delays and interruption.
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
The FDA strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. The policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. Notably, on January 30, 2017, President Trump issued an Executive Order directing all executive agencies, including the FDA, that, for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. It is difficult to predict how these requirement will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose restrictions on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. In addition, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.
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
Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Affordable Care Act was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future, particularly in light of the new presidential administration and U.S. Congress. In addition, Congress will likely continue to seek to modify, repeal, or otherwise invalidate all of, or certain provisions of, the Affordable Care Act. At this time, the full effect that the Affordable Care Act and any subsequent legislation or executive action would have on our business remains unclear.

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
We are dependent on patents, know-how, and proprietary technology, both our own and licensed from others. Any termination of these licenses could result in the loss of significant rights and could harm our ability to commercialize our product candidates. See the section captioned "Licenses and Third-Party Collaborations" in Part I—Item 1—"Business" of the 2016 Annual Report for additional information regarding our license agreements.
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
Competitors may infringe our patents or the patents of our licensors. To cease such infringement or unauthorized use, we may be required to file patent infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding or a declaratory judgment action against us, a court may decide that one or more of our patents is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceeding could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business.
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
As described in Part II—Item 1—"Legal Proceedings" of this report, a consolidated securities class action is pending against Juno and two of our executive officers. Defending against this lawsuit will be costly and may significantly divert management’s time and attention from our business. There can be no assurance that a favorable outcome will be obtained. A negative outcome, whether by final judgment or an unfavorable settlement, could result in payments of significant monetary damages or fines, which could adversely affect our business, financial condition, or results of operations.
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
As of March 31, 2017, we had 106,121,475 shares of common stock outstanding, including 1,975,976 shares of restricted stock that remained subject to vesting requirements. All 10,350,833 shares acquired by Celgene from us to date under the Celgene Share Purchase Agreement are subject to a market standoff agreement through March 23, 2018, which is 364 days from the date of Celgene’s most recent acquisition of stock from us. Any subsequent acquisitions of shares of our common stock by Celgene will commence another 364 day market standoff period for all Juno shares held by Celgene, subject to certain exceptions.
We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans, including upon the exercise of stock options. These shares can be freely sold in the public market upon issuance.
As of March 31, 2017, the holders of as many as 27.9 million shares, or 26.3% of our common stock outstanding, will have rights, subject to some conditions, under the investor rights agreement with such holders to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Additionally, any shares of common stock issued in the future upon payment of success payments with FHCRC and MSK or upon achievement of the remaining milestone payable in equity under the license with Opus Bio will also be entitled to registration rights under the investor rights agreement. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market. In connection with the Celgene Share Purchase

Agreement, we have also entered into a registration rights agreement with Celgene, pursuant to which upon the written request of Celgene at certain times and subject to the satisfaction of certain conditions, we have agreed to prepare and file with the SEC a registration statement on Form S-3 for purposes of registering the resale of the shares specified in Celgene’s written request or, if we are not at such time eligible for the use of Form S-3, use commercially reasonable efforts to prepare and file a registration statement on a Form S-1 or alternative form that permits the resale of the shares.
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
Our executive officers, directors and our 10% or greater stockholders, together with their respective affiliates, beneficially owned approximately 41.0% of our capital stock as of March 31, 2017, excluding shares underlying outstanding options and restricted stock units. Accordingly, such persons and entities, if they acted together, would be able to determine the composition of the board of directors, retain the voting power to approve many matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. In addition, other than in connection with a change of control, in any vote or action by written consent of our stockholders, including, without limitation, with respect to the election of directors, Celgene has agreed to vote or execute a written consent with respect to all of our voting securities held by Celgene in accordance with the recommendation of our board of directors, limiting the ability of Celgene to vote contrary to our board of directors that you otherwise may believe is in your best interest as our stockholder. This concentration of ownership amongst our significant holders, including Celgene, could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
Celgene has acquired 10,350,833 shares of our common stock to date under the Celgene Share Purchase Agreement and, subject to certain conditions, may purchase additional shares annually to obtain and maintain a 9.76% ownership percentage through June 29, 2020. Furthermore, between June 29, 2019 and June 29, 2025 and between June 29, 2024 and the expiration of the Celgene Collaboration Agreement, subject to certain conditions, Celgene has the option to acquire and maintain an ownership of up to 19.99% and up to 30%, respectively, of our then outstanding shares of common stock. We have also entered into a voting and standstill agreement with Celgene, pursuant to which we have agreed to give Celgene certain board designation rights until at least June 29, 2020, and thereafter for as long as Celgene and its affiliates beneficially own at least 7.5% of the voting power of our outstanding shares. As a result of the concentration of ownership, Celgene could have the ability to delay or prevent a change in our control or otherwise discourage a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as our stockholder.
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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)
On March 24, 2017, we issued 75,568 shares of common stock to Celgene Switzerland LLC for an aggregate cash purchase price of $1.7 million. The shares were issued upon the exercise by Celgene of its yearly right to “top-up” its ownership of Juno shares. The purchase price was determined based on the volume weighted average closing price on The NASDAQ Global Select Market for the ten trading days following March 1, 2017, which was the date we filed the 2016 Annual Report. The offer, sale, and issuance of the shares to Celgene Switzerland LLC was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The description of Celgene’s equity purchase rights contained under the caption "Licenses and Third-Party Research Collaborations" in Part I—Item 1—"Business" of the 2016 Annual Report is incorporated herein by reference.
(b)
Not applicable.
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

Juno Therapeutics, Inc.

Date: May 4, 2017	By:	/s/ Steven D. Harr
Steven D. Harr Chief Financial Officer & Head of Corporate Development (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number
2.1#†‡	Share Purchase Agreement, dated May 11, 2015, by and among Dr. Herbert Stadler, Dr. Lothar Germeroth, Prof. Dr. Dirk Busch, and the registrant	8-K	5/11/2015	2.1
2.2#†‡	Agreement and Plan of Merger, dated June 1, 2015, by and among X Acquisition Corporation, X-Body, Inc., Brant Binder as stockholder representative, certain principal stockholders of X- Body, Inc., and the registrant	8-K	6/5/2015	2.1
2.3(A)#†‡	Agreement and Plan of Reorganization, dated January 11, 2016, by and among registrant, P Acquisition Corporation, P Acquisition LLC, AbVitro, Inc., Fortis Advisors LLC, as securityholders’ representative, and those AbVitro stockholders made party thereto by joinder	8-K	1/11/2016	2.1
2.3(B)	Amendment, dated May 23, 2016, to Agreement and Plan of Reorganization, dated January 11, 2016	10-Q	8/5/2016	2.3(B)
3.1	Amended and Restated Certificate of Incorporation	8-K	12/29/2014	3.1
3.2	Amended and Restated Bylaws, as amended	8-K	4/1/2016	3.1
4.1	Fourth Amended and Restated Investors’ Rights Agreement, dated December 5, 2014, by and among the registrant and the investors named therein	S-1/A	12/9/2014	4.1
4.2	Amendment and Waiver of Fourth Amended and Restated Investors’ Rights Agreement, dated July 27, 2015	10-Q	8/14/2015	4.2
4.3	Second Amendment to Fourth Amended and Restated Investors’ Rights Agreement, dated January 29, 2016	10-K	2/29/2016	4.3
4.4	Form of Common Stock Certificate	S-1/A	12/9/2014	4.2
10.1	First Amendment, dated February 15, 2017, to Sublease Agreement dated November 22, 2013, by and between Seattle Biomedical Research Institute and the registrant				X
10.2(A)	First Amendment, dated February 11, 2015, to Sublease Agreement dated November 20, 2014, by and between Seattle Biomedical Research Institute and the registrant				X
10.2(B)	Second Amendment, dated February 15, 2017, to Sublease Agreement dated November 20, 2014, by and between Seattle Biomedical Research Institute and the registrant				X
31.1	Certification of Principal Executive Officer Required Under Rule 13a- 14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a- 14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1*	Certification of Principal Executive Officer Required Under Rule 13a- 14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
32.2*	Certification of Principal Financial Officer Required Under Rule 13a- 14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
101
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at March 31, 2017 (unaudited) and December 31, 2016, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three months ended March 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2017 and 2016, and (iv) Notes to the Condensed Consolidated Financial Statements.
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