Form 10-Q
period 2017-06-30
Juno Therapeutics, Inc.
filed 2017-08-03
CIK 1594864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission File Number: 001-36781

Juno Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-3656275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Dexter Avenue North, Suite 1200 Seattle, WA	98109
(Address of principal executive offices)	(Zip Code)
(206) 582-1600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.0001 per share	The NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of July 27, 2017 was 106,319,209.

Juno Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$218,694	$187,891
Marketable securities	478,927	544,684
Accounts receivable	10,350	13,286
Prepaid expenses and other current assets	28,674	26,471
Total current assets	736,645	772,332
Property and equipment, net	124,341	81,734
Long-term marketable securities	104,156	189,706
Goodwill	221,306	221,306
Intangible assets, net	78,374	77,986
Other assets	4,143	6,400
Total assets	$1,268,965	$1,349,464
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,061	$4,415
Accrued liabilities and other current liabilities	55,974	36,822
Success payment liabilities	47,354	22,786
Contingent consideration	2,057	7,605
Deferred revenue	34,461	43,264
Total current liabilities	144,907	114,892
Long-term debt, less current portion	10,074	—
Contingent consideration, less current portion	22,038	13,291
Deferred revenue, less current portion	107,982	120,054
Deferred tax liabilities	3,481	5,152
Other long-term liabilities	43,298	18,374
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 495,000 shares authorized at June 30, 2017 and December 31, 2016; 104,897 and 103,403 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	11	11
Additional paid-in-capital	1,950,718	1,911,769
Accumulated other comprehensive income (loss)	630	(2,842)
Accumulated deficit	(1,014,174)	(831,237)
Total stockholders’ equity	937,185	1,077,701
Total liabilities and stockholders’ equity	$1,268,965	$1,349,464

See accompanying notes.

Juno Therapeutics, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$21,268	$27,602	$40,595	$37,377
Operating expenses:
Research and development	101,092	72,311	184,016	146,033
General and administrative	23,616	16,815	44,342	32,769
Total operating expenses	124,708	89,126	228,358	178,802
Loss from operations	(103,440)	(61,524)	(187,763)	(141,425)
Other-than-temporary impairment loss	—	(5,490)	—	(5,490)
Interest income, net	1,777	1,496	3,477	2,837
Other expenses, net	(198)	(433)	(1,104)	(364)
Loss before income taxes	(101,861)	(65,951)	(185,390)	(144,442)
Benefit for income taxes	1,121	1,184	2,453	8,537
Net loss	$(100,740)	$(64,767)	$(182,937)	$(135,905)
Net loss per share, basic and diluted	$(0.96)	$(0.64)	$(1.76)	$(1.35)
Weighted average common shares outstanding, basic and diluted	104,515	101,384	104,136	100,345

See accompanying notes.

Juno Therapeutics, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(100,740)	$(64,767)	$(182,937)	$(135,905)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	2,219	(666)	2,624	410
Net unrealized gain (loss) on marketable securities	(926)	(387)	848	(280)
Reclassification adjustment for loss included in net loss	—	5,490	—	5,490
Total other comprehensive income	1,293	4,437	3,472	5,620
Comprehensive loss	$(99,447)	$(60,330)	$(179,465)	$(130,285)

See accompanying notes.

Juno Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(182,937)	$(135,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,027	6,784
Non-cash stock-based compensation	34,415	28,572
Non-cash expense in connection with equity issuance	—	23,227
Deferred income taxes	(2,456)	(8,473)
Change in fair value of success payment liabilities	24,568	(3,118)
Change in fair value of contingent consideration	3,199	(5,511)
Other-than-temporary impairment on marketable securities	—	5,490
Other	1,172	435
Changes in operating assets and liabilities:
Accounts receivable	2,937	(8,992)
Prepaid expenses and other assets	(942)	(263)
Accounts payable, accrued liabilities and other liabilities	40,016	7,886
Deferred revenue	(20,893)	36,500
Net cash used in operating activities	(91,894)	(53,368)
INVESTING ACTIVITIES
Purchases of marketable securities and other investments	(254,742)	(375,629)
Sales and maturities of marketable securities	405,167	508,945
Acquisitions, net of cash acquired	—	(74,575)
Purchase of property and equipment	(42,991)	(11,444)
Net cash provided by investing activities	107,434	47,297
FINANCING ACTIVITIES
Proceeds from long-term borrowings, net of financing costs	10,804	—
Payments of long-term debt and build-to-suit lease obligation	(21)	(180)
Proceeds from issuance of common stock to strategic partner	1,692	47,000
Proceeds from employee stock purchase plan and exercise of stock options, net of tax withholdings	2,842	2,311
Repurchases of common stock	—	(10,073)
Net cash provided by financing activities	15,317	39,058
Effect of exchange rate changes on cash and cash equivalents	(54)	(42)
Net increase in cash and cash equivalents	30,803	32,945
Cash and cash equivalents at beginning of period	187,891	252,398
Cash and cash equivalents at end of period	$218,694	$285,343
SUPPLEMENTAL CASH FLOW INFORMATION
Purchases of property and equipment included in accounts payable and accrued liabilities	$5,602	$1,379
Issuance of common stock for acquisitions	$—	$46,914
Issuance of common stock for success payments	$—	$9,481

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
The Company is subject to a number of risks similar to other biopharmaceutical companies in the early stage, including, but not limited to, possible failure of preclinical testing or clinical trials, the need to obtain marketing approval for its product candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s products, protection of proprietary technology, and the need to obtain adequate additional funding. If the Company, or any commercialization partner for the Company’s product candidates, does not successfully commercialize any of the Company’s product candidates, the Company will not be able to generate product revenue or achieve profitability. As of June 30, 2017, the Company had an accumulated deficit of $1.01 billion.
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
These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and comprehensive loss and cash flows for the interim periods. The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results expected for the full fiscal year or any other interim period.
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
In 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers (Topic 606), amended by ASU No. 2015-14. This new standard will replace all current GAAP guidance on this topic and establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In 2015, the FASB voted to defer the effective date to reporting periods beginning after December 15, 2017, with early adoption permitted. The Company plans to adopt this standard on January 1, 2018, using the modified retrospective method. Under the modified retrospective method, the Company will recognize the cumulative effect of the adoption of ASU 2014-09 as an adjustment to accumulated deficit and deferred revenue on the initial date of application. As of June 30, 2017, the majority of the Company's revenue is generated from upfront license payments and reimbursement revenue under its collaboration arrangement with Celgene Corporation and its wholly owned subsidiary Celgene Switzerland LLC (together, “Celgene”) and license and milestone payments associated with the Novartis sublicense agreement. Based on its review of current contracts, the Company expects the implementation of ASU No. 2014-09 to result in a deferral of revenue for a portion of certain milestone payments associated with the Novartis sublicense.
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
In March 2017, Celgene exercised its annual right to purchase additional shares of the Company’s common stock to “top-up” its ownership interest in the Company. The top-up right that was triggered by the filing of the Company’s 2016 Annual Report permitted Celgene to top-up its ownership stake in the Company to 9.76%. Celgene purchased 75,568 shares at a price of $22.39 per share, for an aggregate cash purchase price of $1.7 million, to top-up its ownership stake of the Company's common stock to the permitted amount of 9.76%. The top-up right that will be triggered by the filing of the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2017 will again permit Celgene to top-up its ownership stake of the Company’s common stock to 9.76%.
The Company recognized revenue in connection with the Celgene Collaboration Agreement and the Celgene CD19 License of $21.2 million and $18.8 million for the three months ended June 30, 2017 and 2016, respectively, and $40.3 million and $22.6 million for the six months ended June 30, 2017 and 2016, respectively.
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

Excluding the expense or gain related to success payment obligations, the Company recognized $3.9 million and $4.2 million of research and development expenses in connection with its collaboration and funding agreements with FHCRC for the three months ended June 30, 2017 and 2016, respectively, and $7.7 million and $8.7 million for the six months ended June 30, 2017 and 2016, respectively.
The estimated fair value of the total success payment obligation to FHCRC, after giving effect to the success payments achieved and paid in December 2015, was approximately $41.6 million and $22.9 million as of June 30, 2017 and December 31, 2016, respectively. With respect to the FHCRC success payment obligations, the Company recognized an expense of $10.4 million and $1.9 million in the three months ended June 30, 2017 and 2016, respectively. The Company recognized an expense of $14.8 million compared to a gain of $2.8 million in the six months ended June 30, 2017 and 2016, respectively. The expense and gain are recorded in research and development expense in the condensed consolidated statements of operations, and represent the change in the FHCRC success payment liability during such periods and the respective months of accrued expenses. The FHCRC success payment liabilities on the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016 were $28.1 million and $13.3 million, respectively.
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

Assumptions	June 30, 2017	December 31, 2016
Fair value of common stock	$29.89	$18.85
Risk free interest rate	1.77% - 2.16%	1.88% - 2.30%
Expected volatility	75%	75%
Expected term (years)	4.30 - 7.30	4.79 - 7.79
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
Excluding the expense or gain related to success payment obligations, the Company recognized $1.9 million and $0.1 million of research and development expenses in connection with its research and clinical agreements with MSK for the three months ended June 30, 2017 and 2016, respectively, and $3.5 million and $0.8 million for the six months ended June 30, 2017 and 2016, respectively.
The estimated fair value of the total success payment obligation to MSK, after giving effect to the success payment achieved in December 2015 and paid in March 2016, was approximately $25.3 million and $14.1 million as of June 30, 2017 and December 31, 2016, respectively. With respect to the MSK success payment obligations, the Company recognized an expense of $6.8 million and $1.6 million in the three months ended June 30, 2017 and 2016, respectively. The Company recognized an expense of $9.8 million compared to a gain of $0.3 million in the six months ended June 30, 2017 and 2016, respectively. The expense and gain are recorded in research and development expense in the condensed consolidated statements of operations, and represent the change in the MSK success payment liability during such periods and the respective months of accrued expense. The MSK success payment liabilities on the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016 were $19.3 million and $9.5 million, respectively.

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

Assumptions	June 30, 2017	December 31, 2016
Fair value of common stock	$29.89	$18.85
Risk free interest rate	1.79% – 2.16%	1.90% – 2.31%
Expected volatility	75%	75%
Expected term (years)	4.39 – 7.39	4.89 – 7.89
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
3. Cash Equivalents and Marketable Securities
All marketable securities are available for use and therefore classified as available-for-sale. The following tables summarize the estimated fair value of cash equivalents and marketable securities and gross unrealized holding gains and losses (in thousands):

	June 30, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$176,377	$—	$—	$176,377
U.S. government and agency securities	21,400	—	—	21,400
Corporate debt securities	3,420	—	—	3,420
Total cash equivalents	$201,197	$—	$—	$201,197
Marketable securities:
U.S. government and agency securities	$306,410	$—	$(403)	$306,007
Corporate debt securities	173,212	1	(293)	172,920
Total marketable securities	$479,622	$1	$(696)	$478,927
Long-term marketable securities:
U.S. government and agency securities	$76,781	$—	$(214)	$76,567
Corporate debt securities	24,390	1	(42)	24,349
Equity securities	1,700	1,540	—	3,240
Total long-term marketable securities	$102,871	$1,541	$(256)	$104,156

	December 31, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$173,746	$—	$—	$173,746
U.S. government and agency securities	4,712	—	—	4,712
Corporate debt securities	6,334	—	(6)	6,328
Total cash equivalents	$184,792	$—	$(6)	$184,786
Marketable securities:
Commercial paper	$64,260	$—	$—	$64,260
U.S. government and agency securities	320,224	51	(68)	320,207
Corporate debt securities	160,379	18	(180)	160,217
Total marketable securities	$544,863	$69	$(248)	$544,684
Long-term marketable securities:
U.S. government and agency securities	$132,622	$4	$(364)	$132,262
Corporate debt securities	55,920	1	(177)	55,744
Equity securities	1,700	—	—	1,700
Total long-term marketable securities	$190,242	$5	$(541)	$189,706
The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	June 30, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. government and agency securities	$296,015	$(394)	$9,991	$(9)	$306,006	$(403)
Corporate debt securities	166,990	(293)	—	—	166,990	(293)
Total marketable securities	$463,005	$(687)	$9,991	$(9)	$472,996	$(696)
Long-term marketable securities:
U.S. government and agency securities	$74,819	$(214)	$—	$—	$74,819	$(214)
Corporate debt securities	23,353	(42)	—	—	23,353	(42)
Total long-term marketable securities	$98,172	$(256)	$—	$—	$98,172	$(256)

	December 31, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. government and agency securities	$143,480	$(56)	$9,988	$(12)	$153,468	$(68)
Corporate debt securities	128,013	(180)	—	—	128,013	(180)
Total marketable securities	$271,493	$(236)	$9,988	$(12)	$281,481	$(248)
Long-term marketable securities:
U.S. government and agency securities	$129,163	$(364)	$—	$—	$129,163	$(364)
Corporate debt securities	53,643	(177)	—	—	53,643	(177)
Total long-term marketable securities	$182,806	$(541)	$—	$—	$182,806	$(541)
The Company evaluated its securities for other-than-temporary impairment and considers the decline in market value for the securities to be primarily attributable to current economic and market conditions. For the debt securities, it is not more-likely-

than-not that the Company will be required to sell the securities, and the Company does not intend to do so prior to the recovery of the amortized cost basis.
All debt securities have an effective maturity date of three years or less.
4. Fair Value Measurements
The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$176,377	$—	$—	$176,377
U.S. government and agency securities	—	403,974	—	403,974
Corporate debt securities	—	200,689	—	200,689
Equity securities	3,240	—	—	3,240
Total financial assets	$179,617	$604,663	$—	$784,280
Financial liabilities:
Success payment liabilities	$—	$—	$47,354	$47,354
Contingent consideration	—	—	24,095	24,095
Total financial liabilities	$—	$—	$71,449	$71,449

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$173,746	$—	$—	$173,746
Commercial paper	—	64,260	—	64,260
U.S. government and agency securities	—	457,181	—	457,181
Corporate debt securities	—	222,289	—	222,289
Equity securities	1,700	—	—	1,700
Total financial assets	$175,446	$743,730	$—	$919,176
Financial liabilities:
Success payment liabilities	$—	$—	$22,786	$22,786
Contingent consideration	—	—	20,896	20,896
Total financial liabilities	$—	$—	$43,682	$43,682
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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

	Success Payment Liabilities	Contingent Consideration	Total
Balance as of December 31, 2016	$22,786	$20,896	$43,682
Changes in fair value (1)	24,568	3,199	27,767
Balance as of June 30, 2017	$47,354	$24,095	$71,449

(1)
The amount of success payment and contingent consideration milestones achieved, as well as the changes in fair value for success payment liabilities and contingent consideration, are recorded in research and development expense in the condensed consolidated statements of operations.

As of June 30, 2017 and December 31, 2016, the estimated fair value of the success payment obligations, after giving effect to the success payments achieved by FHCRC and MSK, was approximately $66.9 million and $37.0 million, respectively. Included in research and development expense for the three months ended June 30, 2017 and 2016 was an expense of $17.2 million and $3.5 million, respectively, related to the change in fair value of the success payment obligations. Included in research and development expense for the six months ended June 30, 2017 and 2016 was an expense of $24.6 million compared to a gain of $3.1 million, respectively, related to the change in fair value of the success payment obligations. See Note 2, Collaboration and License Agreements, to these condensed consolidated financial statements, as well as Note 5 to the financial statements included in the 2016 Annual Report, for additional discussion of estimated fair value of the success payment obligations.
The Company utilizes significant estimates and assumptions in determining the estimated success payment liability and associated expense at each balance sheet date. The assumptions used to calculate the fair value of the success payments are subject to a significant amount of judgment including the expected volatility, estimated term, and estimated number and timing of valuation measurement dates. A small change in the assumptions and other inputs, such as the fair value of the Company's common stock, may have a relatively large change in the estimated valuation and associated liability and expense. For example, keeping all other variables constant, a hypothetical 10% increase in the stock price at June 30, 2017 from $29.89 per share to $32.88 per share would have increased the expense recorded in the second quarter of 2017 associated with the success payment liability by $6.3 million. A hypothetical 10% decrease in the stock price from $29.89 per share to $26.90 per share would have decreased the expense recorded in the second quarter of 2017 associated with the success payment liability by $6.6 million. Further, keeping all other variables constant, a hypothetical 35% increase in the stock price at June 30, 2017 from $29.89 per share to $40.35 per share would have increased the expense recorded in the second quarter of 2017 associated with the success payment liability by $22.3 million. A hypothetical 35% decrease in the stock price from $29.89 per share to $19.43 per share would have decreased the expense recorded in the second quarter of 2017 associated with the success payment liability to zero, resulting in a gain of $4.3 million.
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
As of June 30, 2017, the estimated fair values of the contingent consideration associated with the Stage and X-Body acquisitions, after giving effect to the milestone achieved in 2016, were $20.6 million and $3.5 million, respectively. The Company recognized an expense of $2.7 million and a gain of $4.5 million related to the change in fair value of the contingent consideration for the three months ended June 30, 2017 and 2016, respectively. The Company recognized an expense of $3.2 million and a gain of $5.5 million related to the change in fair value of the contingent consideration in the six months ended June 30, 2017 and 2016, respectively. The expense and gain are recorded in research and development expense in the condensed consolidated statement of operations.
5. Intangible Assets
Intangible assets consist of developed technology and in-process research and development ("IPR&D") obtained from the 2016 AbVitro, Inc. ("AbVitro") acquisition and the 2015 Stage and X-Body acquisitions. IPR&D assets are required to be classified as indefinite-lived assets until they become finite-lived assets upon the successful completion of the associated research and development effort.
Beginning in the second quarter of 2017, the intangible asset recognized in connection with the AbVitro acquisition completed development and reached technological feasibility, and the Company began amortizing the asset over an estimated life of three years.
Identifiable intangible assets consisted of the following (in thousands):

	June 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Finite-lived intangible assets:
Developed technology	$29,017	$(2,418)	$26,599
Indefinite-lived intangible assets:
In-process research and development	51,775	—	51,775
Total identifiable intangible assets	$80,792	$(2,418)	$78,374
Amortization expense recognized related to intangible assets was $2.4 million for the three and six months ended June 30, 2017. There was no amortization expense recognized related to intangible assets for the three and six months ended June 30, 2016 as all intangibles were deemed to be indefinite-lived at that time.
Estimated future amortization expense related to finite-lived intangible assets is as follows (in thousands):

Year ending December 31:
2017	$4,836
2018	9,672
2019	9,672
2020	2,419
Total amortization expense	$26,599
There was no impairment of intangible assets as of June 30, 2017 and December 31, 2016.
6. Long-term Debt
In April 2017, the Company entered into a debt agreement for a principal amount of $11.0 million which was used to fund the purchase of the Juno-owned and -operated manufacturing facility in Bothell, Washington. The terms of the agreement include a 4.55% annual fixed interest rate and provide for 120 monthly payments beginning June 1, 2017, with the final payment of all outstanding interest and principal due May 1, 2027.

The following table summarizes future principal payments on long-term debt as of June 30, 2017 (in thousands):

Year ending December 31:
2017	$140
2018	286
2019	299
2020	313
2021	328
Thereafter	9,613
Total future principal payments	$10,979
As of June 30, 2017, the fair value of the Company's long-term debt approximates carrying value based on the borrowing rates currently available to the Company for loans with similar terms using Level 2 inputs.
7. Stock-Based Compensation
Stock-Based Compensation
Stock-based compensation expense was recognized in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development (1)	$11,039	$10,067	$21,368	$20,358
General and administrative	6,937	5,500	13,047	10,427
Total stock-based compensation expense (2)	$17,976	$15,567	$34,415	$30,785

(1)
Included in research and development stock-based compensation expense for the six months ended June 30, 2016, was $2.2 million related to the payout of employee stock options in connection with the AbVitro acquisition.

(2)
Included in stock-based compensation expense recognized for the three months ended June 30, 2017 and 2016, is $1.4 million and $2.7 million, respectively, related to service providers other than employees, scientific founders, and directors, including $0.9 million and $1.2 million, respectively, for a former cofounding director who became a consultant upon his departure from the board of directors. Included in stock-based compensation expense recognized for the six months ended June 30, 2017 and 2016, is $2.4 million and $4.3 million, respectively, related to service providers other than employees, scientific founders, and directors, including $1.6 million and $2.4 million, respectively, for a former cofounding director who became a consultant upon his departure from the board of directors.

Total stock-based compensation cost related to unvested awards not yet recognized and the weighted average periods over which the awards are expected to be recognized as of June 30, 2017 for all employees are as follows:

	Stock Options	Restricted Stock and RSUs
Unrecognized stock-based compensation cost (in thousands)	$125,735	$40,506
Expected weighted average period compensation costs to be recognized (years)	2.71	2.75

Restricted Stock and RSUs
A summary of the Company’s restricted stock and RSU activity is as follows (in thousands, except per share data):

	Restricted Stock and RSUs	Weighted Average Fair Value at Date of Grant per Share
Unvested shares as of December 31, 2016	3,055	$7.10
Granted	1,328	21.07
Vested	(1,237)	3.47
Forfeited	(114)	19.76
Unvested shares as of June 30, 2017	3,032	$14.19
Stock Options
A summary of the Company’s stock option activity is as follows (in thousands, except per share and contractual life data):

	Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2016	8,521	$30.28
Granted	3,122	21.29
Exercised	(108)	12.00
Forfeited/Cancelled	(473)	33.41
Outstanding as of June 30, 2017	11,062	$27.77	8.54	$79,078
Exercisable as of June 30, 2017	3,504	$29.88	7.76	$29,231
The fair value of each stock option granted has been determined using the Black-Scholes option pricing model. The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted to employees, directors, and consultants included the following:

Assumptions	Six Months Ended June 30, 2017
Risk free interest rate	1.83% – 2.40%
Expected volatility	75%
Expected life (years)	5.27 - 9.96
Expected dividend yield	0%
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
8. Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) and the adjustments to other comprehensive income (loss) are as follows (in thousands):

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2016	$(1,791)	$(1,051)	$(2,842)
Other comprehensive income	2,624	848	3,472
Balance as of June 30, 2017	$833	$(203)	$630

9. Income Taxes
The Company recorded an income tax benefit of $2.5 million on a pre-tax loss of $185.4 million for the six months ended June 30, 2017. The income tax benefit primarily relates to the benefit associated with the net loss incurred by the Company’s German subsidiary in the six months ended June 30, 2017.
The Company recorded an income tax benefit of $8.5 million on a pre-tax loss of $144.4 million for the six months ended June 30, 2016. Of the total tax benefit, $6.7 million relates to the release of valuation allowance on the U.S. deferred tax assets as a result of the deferred tax liabilities established for intangible assets from the acquisition of AbVitro, net of tax attributes, and $1.4 million relates to the benefit associated with the net loss incurred by the Company’s German subsidiary in the six months ended June 30, 2016.
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
The Company applies judgment in the determination of the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. As of June 30, 2017 and December 31, 2016, the Company's uncertain tax positions were immaterial.
10. Net Loss per Share
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
The amounts in the table below were excluded from the calculation of diluted net loss per share for the periods indicated due to their anti-dilutive effect (in thousands):

	Six Months Ended June 30,
	2017	2016
Unvested restricted stock and RSUs	3,032	4,268
Options to purchase common stock	11,062	7,849
Total	14,094	12,117
11. Commitments and Contingencies
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

The following table summarizes the Company’s future minimum lease commitments as of June 30, 2017 (in thousands):

Year ending December 31:
2017	$1,784
2018	11,520
2019	13,445
2020	13,587
2021	13,900
Thereafter	36,945
Total minimum lease payments	$91,181
Rent expense for the three months ended June 30, 2017 and 2016 was $2.6 million and $1.3 million, respectively. Rent expense for the six months ended June 30, 2017 and 2016 was $5.2 million and $2.4 million, respectively.
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
The putative class in the amended complaint is composed of all purchasers of the Company’s securities between May 9, 2016 and November 22, 2016, inclusive. The amended complaint names as defendants the Company, its chief executive officer, its chief financial officer, and its chief medical officer and generally alleges material misrepresentations and omissions in public statements regarding patient deaths in the Company’s Phase II clinical trial of JCAR015 and the safety of JCAR015, violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act by the individual defendants. The amended complaint seeks compensatory damages of an undisclosed amount. On February 2, 2017, the Company and the individual defendants filed a motion to dismiss the complaint. On March 20, 2017, the plaintiffs filed an opposition to the motion to dismiss. On April 19, 2017, the Company and the individual defendants filed a reply in support of the motion to dismiss. On June 14, 2017, the defendants’ motion to dismiss was denied.
The Company has not recorded a liability as of June 30, 2017 because a potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.
12. Related-Party Transactions
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
These forward-looking statements, include, but are not limited to, statements regarding: the success, cost and timing of our product development activities and clinical trials; our ability and the potential to successfully advance and leverage our technology platform to improve the safety and effectiveness of our existing product candidates; the potential costs and benefits for our identified research priorities to advance our CAR and TCR technologies; the potential of our collaboration with Celgene and the ability and willingness of Celgene to be our commercialization partner outside of North America, including with respect to our CD19 license agreement with Celgene and the exercise by Celgene of its opt-in right to the CD19 program; our anticipated expenses with respect to the development of our CD19 product candidates; the ability of JW Therapeutics (Shanghai) Co., Ltd to develop and commercialize product candidates in China; the ability and willingness of our third-party research institution collaborators to continue research and development activities relating to our product candidates; the potential of our other research and development and strategic collaborations, including our collaborations with Editas Medicine, Inc., Fate Therapeutics, Inc., and MedImmune Limited; our ability to obtain orphan drug designation or breakthrough status for our CD19 product candidates and any other product candidates, or to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate; our ability to license additional intellectual property relating to our product candidates; our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates; our ability to commercialize our products in light of the intellectual property rights of others; our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates, and the potential terms of such funding; our plans to research, develop, and commercialize our product candidates; the potential of the technologies we have acquired through license agreements or strategic transactions, such as the acquisition of Stage, X-Body, AbVitro, and RedoxTherapies; the size and growth potential of the markets for our product candidates, and our ability to serve those markets; regulatory developments in the United States and foreign countries; our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately; our plans to develop our own manufacturing facilities, including our manufacturing facility in Bothell, Washington and our ability to scale our manufacturing operations; the potential benefits of our efforts to optimize our process development and manufacturing; the success of competing therapies that are or may become available; our ability to attract and retain key scientific, quality assurance/control, manufacturing, or management personnel; the accuracy of our estimates regarding expenses, success payments, future revenue, capital requirements, profitability, and needs for additional financing; fluctuations in the trading price of our common stock; the anticipated benefits of our litigation settlement with Penn and Novartis; our plans regarding our corporate headquarters; and our use of the proceeds from our initial public offering and proceeds received from Celgene.
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
Overview
We are building a fully-integrated biopharmaceutical company focused on developing innovative cellular immunotherapies for the treatment of cancer. Founded on the vision that the use of human cells as therapeutic entities will drive one of the next important phases in medicine, we are developing cell-based cancer immunotherapies based on our CAR and high-affinity TCR technologies to genetically engineer T cells to recognize and kill cancer cells. We have shown compelling clinical responses in clinical trials using multiple cell-based product candidates to address refractory B cell lymphomas and leukemias, and we also have a number of ongoing trials exploring our platform in solid-organ cancers and multiple myeloma, and in combination with various strategies to overcome the immune-suppressive effects of cancer. Over time, we aim to improve and leverage our cell-

based platform to develop additional product candidates to address a broad range of cancers and human diseases, including moving forward our preclinical product candidates that target additional hematologic and solid-organ cancers.
We are conducting a Phase I trial with JCAR017 in adult r/r aggressive NHL, including r/r DLBCL, and are planning to file an IND in 2017 in support of a planned Phase I/II trial with JCAR017 in r/r CLL. If the results of these trials are favorable, we believe we may obtain U.S. regulatory approval in r/r DLBCL as early as 2018 and in r/r CLL as early as 2019. Key variables impacting the timing of approval will be the time it takes to complete enrollment of our pivotal cohort, the timing of our FDA submission, which we expect to be completed for JCAR017 in r/r DLBCL in the second half of 2018, and the duration of FDA review. We also intend to develop JCAR017 or a next generation product candidate in both pediatric r/r ALL and adult r/r ALL. We are also continuing to enroll patients in an ongoing Phase I/II trial for JCAR014 in B cell malignancies, and although we do not plan to move JCAR014 into registration trials, we plan to use this trial to explore important questions that may improve our platform overall, including testing the combination of JCAR014 and ibrutinib in r/r CLL patients. We are enrolling patients in a combination Phase Ib clinical trial combining JCAR014 with durvalumab for the treatment of r/r NHL. Additionally, we are conducting a Phase I trial in adult patients with certain B cell malignancies using a CD19-directed product candidate that incorporates a fully human binding domain. Beyond CD19, we are conducting Phase I trials for seven additional product candidates that target different cancer-associated proteins in hematological and solid organ cancers, including a Phase I trial for CAR T cell product candidate targeting BCMA in patients with multiple myeloma. Additionally, we have commenced a Phase I trial through our collaborator MSK of a CD19/4-1BBL "armored" CAR in r/r CLL patients. We have a number of other preclinical programs against other targets that we expect to move into human testing over the next several years.
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
Revenue for the three months ended June 30, 2017 and 2016 was $21.3 million and $27.6 million, respectively, and revenue for the six months ended June 30, 2017 and 2016 was $40.6 million and $37.4 million, respectively. In the future, we may generate revenue from the Celgene collaboration, strategic alliances, licensing arrangements, product sales, and royalties, or a combination of these. We expect that any revenue we generate will fluctuate from quarter to quarter and year to year as a result of the timing and amount of opt-in payments from Celgene, license fees, milestones, reimbursement of costs incurred, other payments, and product sales, to the extent any product candidates are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval of them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.
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
As of June 30, 2017, we had cash, cash equivalents, and marketable securities of $801.8 million compared with $922.3 million as of December 31, 2016. Cash used in operations for the six months ended June 30, 2017 was $91.9 million and is net of a cash inflow of $18.9 million received in connection with a tenant allowance for our new headquarters facility and $20.5 million from the partial reimbursement by Celgene of research and development costs incurred by us in the fourth quarter of 2016 and the first quarter of 2017. Cash provided by investing activities for the six months ended June 30, 2017 was $107.4 million and is net of a cash outflow of $43.0 million for the purchase of property and equipment, the majority of which related to the build-out of our new headquarters facility. Cash provided by financing activities in the six months ended June 30, 2017 was $15.3 million and includes net cash proceeds of $10.8 million related to a long-term debt agreement entered into in April, as well as cash received of $1.7 million from Celgene for the purchase of 75,568 shares of our common stock in the first quarter of 2017.
Recent Developments
During the second quarter of 2017, we appointed Sunil Agarwal, M.D. as President of Research & Development. Dr. Agarwal is responsible for the execution of Juno’s drug development pipeline, integration of translational insights into ongoing programs, and the prioritization of research and development initiatives. During the second quarter of 2017, we also appointed Rupert Vessey, BM BCh, DPhil and Jay T. Flatley to our board of directors. Dr. Vessey is Celgene's President of Research and Early Development. Mr. Flatley is Executive Chairman of Illumina, Inc., a global leader in DNA sequencing and array-based technologies, where he previously served as president and chief executive officer.
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
Additionally, we and Celgene will generally share worldwide research and development costs for certain CD19 product candidates. To the extent our research and development costs for certain product candidates in the CD19 program exceed Celgene’s research and development costs for the CD19 program for a given quarter, Celgene is required to provide us partial reimbursement for such costs. Either party may opt out from the cost sharing arrangement for specific studies being led by the other party, with the possibility to opt back in to the study in the future at a premium in exchange for the right to use data from that study in such party's territory. We recognize the reimbursement by Celgene as revenue in the period in which the costs are incurred. To the extent Celgene’s eligible research and development costs for the CD19 program exceed our eligible research and development costs for the CD19 program for a given quarter, we are required to provide Celgene partial reimbursement for such costs. We recognize any reimbursements owed to Celgene as research and development expense in the period in which the costs are incurred. As a result, our revenues and research and development expenses may fluctuate depending on which party in the collaboration is incurring the majority of the development costs in any particular quarterly period, and as a result of the timing and amount of option exercise fees and other payments from our collaboration and license agreements.

Research and Development Expenses
Research and development expenses represent costs incurred by us for the discovery, development, and manufacture of our product candidates and include costs to acquire technology complimentary to our own, external research and development expenses incurred under arrangements with third parties, such as contract research organizations, contract manufacturing organizations ("CMOs"), collaboration partners, academic and non-profit institutions and consultants, salaries and personnel-related costs, including non-cash stock-based compensation, the estimated fair value of the liability attributable to the elapsed service period as of the balance sheet date associated with our success payments to FHCRC and MSK, changes in the estimated fair value of our contingent consideration liabilities, intangible asset amortization, milestones, and other expenses, which include direct and allocated expenses for laboratory, facilities, overhead and other costs.
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

Our research and development expenses by project were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Project-specific external costs:
JCAR017	$7,709	$4,214	$17,154	$5,447
JCAR015	355	5,301	2,519	10,463
JCAR014	1,684	1,538	3,450	2,996
CD19 general (1)	1,243	9,864	2,209	16,251
JCAR018 (2)	—	127	—	23,359
JCARH125	2,312	—	5,292	—
Early development	5,586	9,812	12,557	15,160
Success payment (gain) expense related to FHCRC collaboration agreement	10,389	1,896	14,799	(2,832)
Success payment (gain) expense related to MSK collaboration agreement	6,780	1,568	9,769	(287)
Change in estimated fair value of contingent consideration	2,747	(4,499)	3,199	(5,511)
Intangible asset amortization	2,418	—	2,418	—
Unallocated internal and external research and development costs (3)	59,869	42,490	110,650	80,987
Total research and development expenses	$101,092	$72,311	$184,016	$146,033

(1)
CD19 general expenses for the three and six months ended June 30, 2016 include milestones of $7.5 million and $12.5 million, respectively, paid to St. Jude related to milestones achieved by Juno's sublicensee, Novartis.

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
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2017 and 2016
The following table summarizes our results of operations for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$21,268	$27,602	$40,595	$37,377
Operating expenses:
Research and development	101,092	72,311	184,016	146,033
General and administrative	23,616	16,815	44,342	32,769
Total operating expenses	124,708	89,126	228,358	178,802
Loss from operations	(103,440)	(61,524)	(187,763)	(141,425)
Other-than-temporary impairment loss	—	(5,490)	—	(5,490)
Interest income, net	1,777	1,496	3,477	2,837
Other expenses, net	(198)	(433)	(1,104)	(364)
Loss before income taxes	(101,861)	(65,951)	(185,390)	(144,442)
Benefit for income taxes	1,121	1,184	2,453	8,537
Net loss	$(100,740)	$(64,767)	$(182,937)	$(135,905)
Revenue
The following table summarizes our revenue for the three and six months ended June 30, 2017 and 2016, the majority of which is related to the amortization of upfront and option exercise fees, milestone payments, and reimbursement of certain research and development expenses under our Celgene Collaboration Agreement (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Celgene:
Recognition of upfront and option exercise fees	$10,340	$9,616	$20,680	$13,434
Reimbursement revenue	10,857	9,193	19,666	9,193
Celgene total	21,197	18,809	40,346	22,627
Novartis milestone revenue	—	8,500	—	14,250
Other	71	293	249	500
Total revenue	$21,268	$27,602	$40,595	$37,377
Revenue. Revenue was $21.3 million and $40.6 million for the three and six months ended June 30, 2017, respectively, compared to $27.6 million and $37.4 million for the three and six months ended June 30, 2016, respectively. The decrease in the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was due to milestone revenue recognized in the second quarter of 2016 in connection with the Novartis sublicense agreement. The increase in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to an increase in revenue recognized under our Celgene Collaboration Agreement and Celgene CD19 License for the upfront license fee and partial reimbursement by Celgene of research and development costs incurred by us in the first and second quarters of 2017, offset by milestone revenue recognized in the six months ended June 30, 2016 related to the Novartis sublicense agreement.

Operating Expenses
Research and Development Expenses. Research and development expenses were $101.1 million and $184.0 million for the three and six months ended June 30, 2017, respectively, compared to $72.3 million and $146.0 million for the three and six months ended June 30, 2016, respectively. The increase of $28.8 million in the three months ended June 30, 2017 was primarily due to:

•	a $14.7 million increase in costs to manufacture our product candidates, execute our clinical development strategy, and expand our overall research and development capabilities,

•	a $13.7 million increase in expense related to changes in the estimated fair value of our success payment obligations,

•	a $7.2 million increase in expense related to changes in the estimated fair value of our contingent consideration obligations,

•	a $2.4 million expense for the amortization of the intangible asset recorded in connection with the AbVitro acquisition, and

•	a $1.0 million increase in non-cash stock-based compensation expense.
These increases were offset by a decrease in milestone expense of $10.2 million.
The increase of $38.0 million in the six months ended June 30, 2017 was primarily due to:

•	a $35.0 million increase in costs to manufacture our product candidates, execute our clinical development strategy, and expand our overall research and development capabilities,

•	a $27.7 million increase in expense related to changes in the estimated fair value of our success payment obligations,

•	an $8.7 million increase in expense related to changes in the estimated fair value of our contingent consideration obligations,

•	a $2.4 million expense for the amortization of the intangible asset recorded in connection with the AbVitro acquisition, and

•	a $1.3 million increase in non-cash stock-based compensation expense.
These increases were offset by a decrease in milestone expense of $37.1 million.
General and Administrative Expenses. General and administrative expenses were $23.6 million and $44.3 million for the three and six months ended June 30, 2017, respectively, compared to $16.8 million and $32.8 million for the three and six months ended June 30, 2016, respectively. The increase of $6.8 million in the three months ended June 30, 2017 was due to a $3.9 million increase in consulting and other expenses to support the growing organization including costs related to commercial readiness, a $1.5 million increase in personnel expenses primarily related to increased headcount to support the business, and an increase of $1.4 million in stock-based compensation expense.
The increase of $11.5 million for the six months ended June 30, 2017 was primarily due to an increase of $5.3 million in consulting and other expenses to support the growing organization including costs related to commercial readiness, a $3.7 million increase in personnel expenses related to increased headcount to support the business, an increase of $2.6 million in stock-based compensation expense, and an increase of $1.1 million in legal fees. These increases were offset by a decline of $1.2 million in business development costs.
Other-Than-Temporary Impairment Loss. The other-than-temporary impairment loss in the three and six months ended June 30, 2016 of $5.5 million was related to the decline in value of our investment in Fate Therapeutics.
Interest Income, Net. Interest income, net was $1.8 million and $3.5 million for the three and six months ended June 30, 2017, respectively, compared to $1.5 million and $2.8 million for the three and six months ended June 30, 2016, respectively. Interest income, net consisted primarily of interest income earned on our marketable securities.
Benefit for Income Taxes. We recorded an income tax benefit of $1.1 million and $2.5 million for the three and six months ended June 30, 2017, respectively, compared to $1.2 million and $8.5 million for the three and six months ended June 30, 2016, respectively. The income tax benefit for the three and six months ended June 30, 2017 primarily related to the net loss incurred by our Germany subsidiary. Of the total tax benefit recognized in the six months ended June 30, 2016, $6.7 million related to the release of valuation allowance on the U.S. deferred tax assets as a result of the acquisition of AbVitro, and the remaining amount was primarily related to the net loss incurred by our German subsidiary. We have determined that it is more-likely-than-not that we will realize the benefit of these losses.
Liquidity and Capital Resources
Sources and Uses of Liquidity
As of June 30, 2017, we had $801.8 million in cash, cash equivalents and marketable securities. Prior to our entry into the Celgene collaboration, we raised an aggregate of approximately $618.0 million in gross proceeds, through our initial public offering and private placements of our convertible preferred stock which we used to fund our operations. As a result of our entry into the collaboration with Celgene and our initial sale of stock to Celgene, we received $1.0 billion in cash from Celgene in August 2015. Celgene also has the right to purchase additional shares of our common stock, including annual “top-up” rights as described under “Licenses and Third-Party Collaborations” in Part I—Item 1—“Business” of our 2016 Annual Report. If exercised, these purchases will provide us with additional funding for our operations. We received $1.7 million and $47.0 million in the six months ended June 30, 2017 and 2016, respectively, from Celgene in connection with the sale of our stock pursuant to the exercise by Celgene of its annual top-up right under the Celgene Share Purchase Agreement. In April 2016 we received an opt-in payment of $50.0 million from Celgene upon Celgene’s election to opt-in to our CD19 program. We and Celgene now generally share worldwide development costs for certain CD19 product candidates, which can lead to reimbursements to us from Celgene for certain of our expenses. As of June 30, 2017, we have received an aggregate of $39.8 million in such reimbursements from Celgene. We also may receive funding from Celgene in the form of option exercise fees or reimbursements for qualified expenses related to the development and commercialization of product candidates in programs that Celgene opts into in the future under the Celgene Collaboration Agreement.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$(91,894)	$(53,368)
Investing activities	107,434	47,297
Financing activities	15,317	39,058
Effect of exchange rate changes on cash and cash equivalents	(54)	(42)
Net increase in cash and cash equivalents	$30,803	$32,945
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2017 was $91.9 million compared to $53.4 million for the six months ended June 30, 2016. The increase in net cash used in operating activities of $38.5 million was primarily due to increased costs incurred to manufacture our product candidates, execute our clinical development strategy, and expand our overall research and development capabilities. For the six months ended June 30, 2017, we received cash of $20.5 million in connection with the Celgene Collaboration Agreement for the partial reimbursement by Celgene of research and development costs incurred by us and $18.9 million related to a tenant improvement allowance for our new headquarters facility. For the six months ended June 30, 2016, we received a $50.0 million upfront payment in connection with the CD19 opt-in and $14.3 million in milestone payments from Novartis.

Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2017 was $107.4 million compared to $47.3 million for the six months ended June 30, 2016. The change of $60.1 million was primarily due to a decline in cash outflows for acquisitions offset by an increase in property and equipment purchases. Included in investing activities for the six months ended June 30, 2017 was a $43.0 million cash outflow for the purchase of property and equipment, the majority of which related to the build-out of our new headquarters facility. Included in investing activities for the six months ended June 30, 2016 was net cash paid to acquire AbVitro of $74.6 million.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2017 was $15.3 million compared to $39.1 million for the six months ended June 30, 2016. The decrease of $23.8 million was primarily due to lower proceeds received from Celgene's exercise of its annual right to purchase shares of our common stock to "top-up" its ownership in Juno. In the six months ended June 30, 2017 and 2016 we received proceeds from Celgene of $1.7 million and $47.0 million, respectively, for the purchase of our common stock. In the six months ended June 30, 2017 we entered into a debt agreement to finance the purchase of our manufacturing facility and received net proceeds of $10.8 million.
Off-Balance Sheet Arrangements
As of June 30, 2017, we did not have any off-balance sheet arrangements or holdings in variable interest entities that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business, primarily related to interest rate sensitivities, the volatility of our stock price, and foreign exchange rates.
Interest Rate Sensitivity
As of June 30, 2017, we had $583.1 million in marketable securities, largely composed of investment grade short- to intermediate-term fixed income securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality.
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
As of June 30, 2017, the estimated fair value of the total success payment obligations was approximately $66.9 million. We recognized an expense of $17.2 million and $24.6 million for the three and six months ended June 30, 2017, respectively, with respect to the success payment obligations. The success payment liabilities on the condensed consolidated balance sheet as of June 30, 2017 were $47.4 million.
Changes in the fair value of our common stock as of each balance date may have a relatively large change in the estimated valuation of the success payment obligations and associated liability and resulting expense or gain. See Note 4 to our condensed consolidated financial statements included herein for a sensitivity analysis showing the impact that a hypothetical change in the value of our common stock would have had on our results for the three months ended June 30, 2017.
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
ITEM 4.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2017, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
USPTO Proceedings
In August 2015, Kite filed a petition with the U.S. Patent & Trademark Office (the "USPTO") for inter partes review of U.S. Patent No. 7,446,190 (the "'190 Patent"), a patent that we have exclusively licensed from MSK. In February 2016, the USPTO determined to initiate the inter partes review proceedings, in Kite Pharma, Inc. v. Sloan Kettering Institute for Cancer Research, Case IPR2015-01719. As the exclusive licensor, we opted to exercise our right to control the defense of the patent in the proceedings. A hearing was held before the USPTO Patent Trial and Appeal Board on October 20, 2016. On December 16, 2016, the USPTO Patent Trial and Appeal Board issued a final written decision upholding all the claims of this patent. On February 16, 2017, Kite appealed the USPTO Patent Trial and Appeal Board’s final written decision to the U.S. Court of Appeals for the Federal Circuit. Kite filed its opening brief on June 29, 2017. Our opening brief is due on October 10, 2017. We will incur expenses associated with the appeal, which expenses may be substantial. If we are unsuccessful in the appeal and the USPTO's decision is reversed, one or more of the patent's claims could be narrowed or invalidated, but we do not expect that this would have a material adverse effect on our business.
Intellectual Property Litigation
On December 19, 2016, we filed a complaint for declaratory judgment of infringement of U.S. Patent No. 7,446,190 against Kite. The lawsuit was filed in federal district court in Delaware. The complaint alleges that Kite's axicabtagene ciloleucell (KTE-C19) product does or will infringe claims 1-3, 5, 7-9, and 11 of the '190 Patent. We sought, among other things, a declaratory judgment that axicabtagene ciloleucel does or will infringe these claims of the '190 Patent. On February 23, 2017, Kite filed a motion to dismiss the complaint. On March 23, 2017, we filed an opposition to Kite's motion to dismiss. On April 6, 2017, Kite filed a reply in support of its motion to dismiss. The district court granted Kite’s motion to dismiss on June 13, 2017, reasoning that the court lacked subject matter jurisdiction due to the “speculative” nature of FDA approval for Kite’s axicabtagene ciloleucel product. The dismissal does not preclude a resolution of the parties’ dispute on the merits at a later time. Should we choose to enforce this patent against Kite in the future, we may not be successful in enforcing the patent against Kite or Kite may successfully claim that the asserted patent is invalid or unenforceable. Even if we are successful in enforcing the patent against Kite, the litigation process could take years to reach conclusion.
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
The putative class in the amended complaint is composed of all purchasers of Juno's securities between May 9, 2016 and November 22, 2016, inclusive. The amended complaint names as defendants Juno, our chief executive officer, our chief financial officer, and our chief medical officer and generally alleges material misrepresentations and omissions in public statements regarding patient deaths in Juno's Phase II clinical trial of JCAR015 and the safety of JCAR015, violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act by the individual defendants. The amended complaint seeks compensatory damages of an undisclosed amount. On February 2, 2017, Juno and the individual defendants filed a motion to dismiss the complaint. On March 20, 2017, the plaintiffs filed an opposition to the motion to dismiss. On April 19, 2017, Juno and the individual defendants filed a reply in support of the motion to dismiss. On June 14, 2017, the defendants’ motion to dismiss was denied.
The Company has not recorded a liability as of June 30, 2017 because a potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.

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
We are a clinical-stage biopharmaceutical company that was formed in August 2013. We have no cell-therapy products approved for commercial sale and as of June 30, 2017 had not generated any revenue from such products. We are focused on developing products that use human cells as therapeutic entities and, although there have been significant advances in cell-based immunotherapy, our T cell technologies are new and largely unproven. Our limited operating history, particularly in light of the rapidly evolving cancer immunotherapy field, may make it difficult to evaluate our current business and predict our future performance. Our short history as an operating company makes any assessment of our future success or viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage companies in rapidly evolving fields. If we do not address these risks successfully, our business will suffer.
We have incurred net losses in each period since our inception and anticipate that we will continue to incur net losses in the future.
We are not profitable and have incurred losses in each period since our inception. For the six months ended June 30, 2017, we reported a net loss of $182.9 million. As of June 30, 2017, we had an accumulated deficit of $1.01 billion, which includes $51.1 million related to non-cash deemed dividends, $174.4 million in upfront fees to acquire technology, of which $100.5 million was paid in cash and $73.9 million was paid through the issuance of common stock, non-cash expense of $128.6 million associated with the change in the estimated fair value and elapsed service period for our potential and actual success payment liability to FHCRC and MSK, expense of $23.2 million associated with non-cash milestones, non-cash gain of $6.4 million associated with the change in the estimated value of our contingent consideration liabilities, and $10.7 million of expense associated with our convertible preferred stock options. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our product candidates, scale-up manufacturing capabilities and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems.
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
We are conducting a Phase I trial in adult r/r NHL with JCAR017, which we refer to as the TRANSCEND trial, and are planning to commence a registration trial in r/r NHL this year, and we plan to conduct additional clinical trials in other B cell malignancies, including r/r CLL, adult r/r ALL, and pediatric r/r ALL, using this product candidate or a next generation product candidate. If the results of these trials are sufficiently compelling, we intend to discuss with the FDA filing biologics license applications ("BLAs") for accelerated approval of the associated product candidates as treatments for patients who are refractory to currently approved treatments in these indications.
The FDA generally requires a BLA to be supported by two adequate and well-controlled Phase III studies or one large and robust, well-controlled Phase III study in the patient population being studied that provides substantial evidence that a biologic is safe, pure and potent. Phase III clinical studies typically involve hundreds of patients, have significant costs and take years to complete. However, product candidates studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA may require a sponsor of a drug or biologic receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug or biologic may be subject to withdrawal procedures by the FDA that are more accelerated than those available for regular approvals. We believe our accelerated approval strategy is warranted given the currently limited alternative therapies for patients with r/r NHL. r/r CLL, and r/r ALL, but the FDA may not agree or competing or alternative therapies may enter the market that cause the FDA to determine that the accelerated approval framework is no longer appropriate in those indications. The FDA may ultimately require one or multiple Phase III clinical trials prior to approval, particularly because our product candidates are novel and personalized treatments.
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
As with most biological drug products, use of our product candidates could be associated with side effects or adverse events which can vary in severity from minor reactions to death and in frequency from infrequent to prevalent. It is not uncommon for there to be treatment-related deaths in clinical trials in advanced cancer patients, and even some standard of care treatments, such as HSCT, are associated with a level of treatment-related mortality. Undesirable side effects or unacceptable toxicities caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical trials. Treatment-emergent adverse events, whether or not treatment related, occurring in at least 25% of patients across trials conducted under a Juno-sponsored IND include cytokine release syndrome (“CRS”), nausea, diarrhea, vomiting, decreased appetite, fatigue, headache, hypokalemia, neutropenia, and events of neurotoxicity, including confusional state, aphasia, encephalopathy, tremor, muscular weakness and somnolence. Similar adverse events have been observed in trials conducted by our collaborators. Characteristic symptoms of CRS include fever, low blood pressure, nausea, difficulty breathing, and oxygen deficiency. Some of these treatment-emergent adverse events from our or our collaborators' clinical trials have required admission to the intensive care unit and, in some severe cases, have resulted in death. Fatal events of cerebral edema have also been observed.
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
We also may make changes to our manufacturing process at various points during development, and even after commercialization, for various reasons, such as controlling costs, achieving scale, decreasing processing time, increasing manufacturing success rate, or other reasons. For example, we are making specific changes to the JCAR017 manufacturing process to support commercialization. Changes to our manufacturing process carry the risk that they will not achieve their intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of our ongoing clinical trials, future clinical trials, or the performance of the product once commercialized. In some circumstances, changes in the manufacturing process may require us to perform ex vivo comparability studies and to collect additional data from patients prior to undertaking more advanced clinical trials. For instance, changes in our process during the course of clinical development may require us to show the comparability of the product used in earlier clinical phases or at earlier portions of a trial to the product used in later clinical phases or later portions of the trial. We may also make further changes to our manufacturing process before or after commercialization, and such changes may require us to show the comparability of the resulting product to the product used in the clinical trials using earlier processes. We may be required to collect additional clinical data from any modified process prior to obtaining marketing approval for the product candidate produced with such modified process. If clinical data are not ultimately comparable to that seen in the earlier trials in terms of safety or efficacy, we may be required to make further changes to our process and/or undertake additional clinical testing, either of which could significantly delay the clinical development or commercialization of the associated product candidate.

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
We also will need to assist Celgene with the transfer of our manufacturing processes for our CD19 product candidates, and product candidates for any other programs for which they exercise an option, to geographies outside of North America and China. The transfer of process to Celgene, or to CMOs selected by Celgene, and the actual manufacture of our product candidates by Celgene or its selected CMOs, will be subject to the same types of risk as set forth above and may not ultimately be successful or may take longer to succeed than expected, which could delay or impair development and commercialization activities in those geographies, which would have an adverse effect on our business. Such transfer activities will also require a significant amount of attention from our personnel, which may disrupt our other development and commercialization activities, which in turn may have an adverse effect on our business. Additionally, in the interim we expect we will need to manufacture product candidates out of our existing facilities for use in clinical trials in the Celgene territories, which may disrupt our own clinical activities and, to the extent we are not able to produce product candidate in the volumes required by Celgene or experience difficulties coordinating manufacturing in the United States with patient material collection and treatment centers in the Celgene territories, may also lead to delays in development plans in such Celgene territories. To the extent product candidates need to be shipped across international borders for use in clinical trials in the Celgene territories, there may be shipping, customs, or other import/export related delays that could lead to a loss of a patient’s manufactured product, which could prevent patients from being treated or require a new batch to be manufactured from the patient’s starting material. Losses of this sort could cause delays in the associated clinical trials, which could delay or prevent the clinical development and commercialization of our product candidates in the Celgene territories.

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
Although we have brought a Juno-operated manufacturing facility online for clinical manufacturing, we also intend to continue to use third parties as part of our manufacturing process, including for the manufacturing of critical reagents and materials, such as viral vector. Our anticipated reliance on a limited number of third-party manufacturers exposes us to the following risks:

•
We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA must approve any manufacturers. This approval would require new testing and good manufacturing practices compliance inspections by FDA. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of the reagents and materials used in the manufacturing of our products.

•
Our manufacturers may have little or no experience with autologous cell products, which are products made from a patient’s own cells, and therefore may require a significant amount of support from us in order to implement and maintain the infrastructure and processes required to manufacture our product candidates.

•
Our third-party manufacturers might be unable to timely manufacture reagents and materials used in the manufacture of our product candidates, or produce the quantity and quality required to meet our clinical and commercial needs, if any.

•	Contract manufacturers may not be able to execute our manufacturing procedures and other logistical support requirements appropriately.

•
Our future contract manufacturers may not perform as agreed, may not devote sufficient resources us, or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store, and distribute the materials or reagents used in the manufacture of our product candidates.

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
We rely to a large extent at present on our third-party research institution collaborators for research and development capabilities. Currently, a Phase I trial using JCAR023 to address refractory or recurrent pediatric neuroblastoma; FHCRC is conducting a Phase I/II clinical trial using JCAR014 to address ALL, NHL, and CLL, including in combination with ibrutinib in CLL, a Phase Ib trial using JCAR014 in combination with durvalumab to address NHL, a Phase I trial using a CD19-directed product candidate incorporating a fully human binding domain to address certain adult B cell malignancies, a Phase I trial using JCAR024 to address ROR-1 expressing cancers, a Phase I/II trial using JTCR016 to address newly diagnosed or relapsed high risk AML, and a Phase I/II trial using JTCR016 to address advanced NSCLC and mesothelioma; MSK is conducting Phase I clinical trial using a BCMA-directed product candidate to address multiple myeloma, a Phase I trial with JCAR020 to address ovarian cancer. and a Phase I trial with a CD19/4-1BBL "armored" CAR to address r/r CLL; and Peter MacCallum Cancer Centre is conducting a Phase I clinical trial using a Lewis Y-directed CAR T cell product candidate to address lung cancer. SCRI is also conducting the Phase II portion of a Phase I/II trial with JCAR017 in pediatric patients with r/r ALL. SCRI has used a manufacturing process for many patients in the trial’s Phase II portion that is different than the process SCRI used in the Phase I portion of the trial and the process we use in the TRANSCEND trial. The difference in manufacturing process may contribute to meaningful product differences that could affect patient outcomes.

Each of these clinical trials addresses a limited number of patients. We expect to use the results of these trials, if favorable, to help support the filing with the FDA of Juno-sponsored INDs to conduct more advanced clinical trials with the corresponding product candidates. We are conducting the TRANSCEND trial under a Juno-sponsored IND.
With respect to our CD22 product candidate, JCAR018, the NCI is conducting a clinical trial of the product candidate for the treatment of pediatric and young adult r/r ALL and r/r NHL. If the results of this trial are compelling, we expect to conduct a clinical trial of a related CD22-directed product candidate.
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
The NCI has commenced a Phase I clinical trial of JCAR018 for the treatment of pediatric and young adult r/r ALL and r/r NHL. If the results of this trial are compelling, we expect to conduct a clinical trial of a related CD22-directed product candidate. However, we will have limited control over the nature or timing of the NCI's clinical trial and limited visibility into their day-to-day activities, including manufacturing activities. For example, the clinical trial will constitute only a small portion of the NCI's overall research and the research of the principal investigators. Other research being conducted by the principal investigators may at times receive higher priority than research on JCAR018. We will also be dependent on the NCI to provide us with data, include batch records, to support the filing of our IND. These factors could adversely affect the timing of our IND filing. Additionally, the NCI manufactures drug product and we do not control the process or facility. While JCAR018 was not impacted, certain non-Juno product candidates’ development was delayed in 2016 due to contamination issues at another NCI cell manufacturing facility.
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
We could also be adversely affected in the future by changes in applicable tax laws, regulations, or administrative interpretations thereof. The Trump Administration and key members of Congress have made public statements indicating that U.S. corporate tax reform is a high priority, and the U.S. Congress may propose sweeping changes to the U.S. tax system, including changes to corporate tax rates and the taxation of income earned outside the United States (including the taxation of previously unrepatriated foreign earnings). A change to the U.S. tax system, a change to the tax system in a jurisdiction where we have significant operations, or a change in tax law in other jurisdictions where we do business, could have a material and adverse effect on our business and on the results of our operations.
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
As of June 30, 2017, we had $801.8 million in cash, cash equivalents, and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next 12 months. However, changing circumstances or business opportunities, within or beyond our control, may lead us to use our capital faster than we currently anticipate. We may ultimately need to raise additional funds for the further development and commercialization of our product candidates or to pursue strategic transactions and other business opportunities that arise.
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
We will rely heavily on third parties over the course of our clinical trials, and as a result will have limited control over the clinical investigators and limited visibility into their day-to-day activities, including with respect to how they are providing and administering T cell therapy. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory, and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators, and trial sites. If we or any of these third parties fail to comply with applicable GCP regulations, some or all of the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional nonclinical or clinical trials or to enroll additional patients before approving our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with biologic product produced under cGMP regulations and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.
Any third parties conducting our clinical trials are not and will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing preclinical, clinical, and nonclinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed, or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenue could be delayed. We have disclosed in the 2016 Annual Report and various corporate presentations certain third party investigator-reported interim data from some of our trials, including interim data for which we have not yet independently reviewed the source data. We also sometimes rely on such investigator-reported interim data in making business decisions. Independent review of the data could fail to confirm the investigator- reported interim data, which may lead to revisions in disclosed clinical trial results in the future. Any such revisions that reveal more negative data than previously disclosed investigator-reported interim data could have an adverse impact on our business prospects and the trading price of our common stock. Such revisions could also reduce investor confidence in investigator-reported interim data that we disclose in the future.
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
Specifically, genetically engineering T cells faces significant competition in both the CAR and TCR technology space from multiple companies and their collaborators, such as Novartis/University of Pennsylvania, Kite / Amgen / NCI, Cellectis / Pfizer / Servier, Johnson & Johnson / Transposagen Biopharmaceuticals, bluebird bio, Nanjing Legend Biotech Co., Bellicum, Celyad, Cell Design Labs, NantKwest, Intrexon / Ziopharm / MD Anderson Cancer Center, Unum Therapeutics, Adaptimmune / GlaxoSmithKline, ImmunoCellular Therapeutics, Adicet Bio, and Autolus. We also face competition from non-cell based treatments offered by companies such as Amgen, Pfizer, Abbvie, AstraZeneca, Bristol-Myers, Incyte, Merck, Roche, Regeneron, Corvus, Macrogenics, and Johnson & Johnson. In particular, Kite announced in March 2017 that it had completed the submission of its BLA for axicabtagene ciloleucel (KTE-C19) for treatment of patients with r/r NHL and projected a commercial launch for the product in 2017. Novartis also announced in March 2017 that the FDA had accepted its BLA submission for tisagenlecleucel-T (CTL019) for the treatment of pediatric and young adult r/r ALL and that the FDA had granted priority review of the BLA. In July 2017, the FDA Oncologic Drugs Advisory Committee unanimously recommended tisagenlecleucel-T for approval for the treatment of pediatric and young adult r/r ALL.
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
We are highly dependent on our key personnel, and if we are not successful in attracting, motivating, training, and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries and to scale our operations depends upon our ability to attract, motivate, train, and retain highly qualified managerial, scientific, medical, commercial, manufacturing, and quality control/assurance personnel. We are highly dependent on our management, particularly our chief executive officer, Hans Bishop, and our scientific, medical, commercial, manufacturing, and quality control/assurance personnel. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements or to recruit a sufficient number of qualified personnel to scale our operations, could result in delays in product development or commercialization activities and harm our business.
We conduct most of our operations at our facilities in Seattle and Bothell, Washington, in a region that is headquarters to many other biopharmaceutical companies and many academic and research institutions. We also have operations in Massachusetts, California, and Germany and currently have employees in all three geographies. Competition for skilled personnel is intense in all of these geographies and the turnover rate can be high, which may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. We expect that we will need to recruit talent from outside of the regions in which we currently operate, and doing so may be costly and difficult. Further expansion into additional states or countries could also increase our regulatory and legal risks.
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
As of June 30, 2017, we had 554 employees worldwide, most of whom are full time. As our development and commercialization plans and strategies develop, we must add a significant number of additional research and development, managerial, operational, sales, marketing, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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
Our success payment obligations to FHCRC and MSK are recorded as a liability on our balance sheet. Under generally accepted accounting principles in the United States ("GAAP"), we are required to estimate the fair value of this liability as of each quarter end and changes in estimated fair value are amortized using the accelerated attribution method over the remaining term of the corresponding collaboration agreement. Factors that may lead to increases or decreases in the estimated fair value of this liability include, among others, changes in the value of the common stock, change in volatility, changes in the applicable term of the success payments, changes in the risk free rate, and changes in the estimated indirect costs that are creditable against FHCRC and MSK success payments. A small change in the inputs and related assumptions may have a relatively large change in the estimated valuation and associated liability and resulting expense or gain. For instance, see Note 4 to our condensed consolidated financial statements included in this report for a sensitivity analysis showing the impact that a hypothetical change in the value of our common stock would have had on our results for the three months ended June 30, 2017. As a result, our operating results and financial condition as reported by GAAP may fluctuate significantly from quarter to quarter and from year to year and may reduce the usefulness of our GAAP financial statements.
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
As of December 31, 2016, we had U.S. federal net operating loss carryforwards of approximately $249.4 million, which will begin to expire in 2033. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change" (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. As a result of our transactions that have occurred since our incorporation in August 2013, including our initial public offering, we have experienced such "ownership changes," but we have determined that our use of pre-change net operating loss carryforwards and other pre-change tax attributes is not subject to a material annual limitation. However, we may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which changes are outside our control. As a result, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to further limitation.

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
If our product candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities.
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
The FDA strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. The policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. Notably, on January 30, 2017, President Trump issued an Executive Order directing all executive agencies, including the FDA, that, for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose restrictions on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. In addition, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.
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
In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of our genetically modified products. Patients are unlikely to use our product candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our product candidates. Because our product candidates have a higher cost of goods than conventional therapies, and may require long-term follow up evaluations, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater.
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

•
analogous state and foreign laws and regulations, such as (1) state and foreign anti-kickback, false claims, consumer protection and unfair competition laws which may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payer, including commercial insurers, (2) state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources, (3) state laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities, and (4) state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
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
We have limited intellectual property rights outside the United States, and, in particular, some of our patents directed to CAR constructs do not extend outside of the United States. Filing, prosecuting, maintaining and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can have a different scope and strength than do those in the United States. In addition, the laws of some foreign countries, such as China, Brazil, Russia, and India, do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement rights are not as strong as those in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or adequate to prevent them from competing.
Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, such as China, Brazil, Russia, and India, do not favor the enforcement of patents, trade secrets and other intellectual property, particularly those relating to biopharmaceutical products, which could make it difficult in those jurisdictions for us to stop the infringement or misappropriation of our patents or other intellectual property rights, or the marketing of competing products in violation of our proprietary rights. Proceedings to enforce our patent and other intellectual property rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Furthermore such proceedings could put our patents at risk of being invalidated, held unenforceable, or interpreted narrowly, could put our patent applications at risk of not issuing, and could provoke third parties to assert claims of infringement or misappropriation against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
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
As of June 30, 2017, we had 106,301,349 shares of common stock outstanding, including 1,404,384 shares of restricted stock that remained subject to vesting requirements. All 10,350,833 shares acquired by Celgene from us to date under the Celgene Share Purchase Agreement are subject to a market standoff agreement through March 23, 2018, which is 364 days from the date of Celgene’s most recent acquisition of stock from us. Any subsequent acquisitions of shares of our common stock by Celgene will commence another 364 day market standoff period for all Juno shares held by Celgene, subject to certain exceptions.
We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans, including upon the exercise of stock options. These shares can be freely sold in the public market upon issuance.
As of June 30, 2017, the holders of as many as 27.9 million shares, or 26.3% of our common stock outstanding, have rights, subject to some conditions, under the investor rights agreement with such holders to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Additionally, any shares of common stock issued in the future upon payment of success payments with FHCRC and MSK or upon achievement of the remaining milestone payable in equity under the license with Opus Bio will also be entitled to registration rights under the investor rights agreement. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market. In connection with the Celgene Share Purchase Agreement, we have also entered into a registration rights agreement with Celgene, pursuant to which upon the written request of Celgene at certain times and subject to the satisfaction of certain conditions, we have agreed to prepare and file with the SEC a registration statement on Form S-3 for purposes of registering the resale of the shares specified in Celgene’s written request or, if we are not at such time eligible for the use of Form S-3, use commercially reasonable efforts to prepare and file a registration statement on a Form S-1 or alternative form that permits the resale of the shares.
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
Our executive officers, directors and our 10% or greater stockholders as of June 30, 2017, together with their respective affiliates, beneficially owned approximately 40.9% of our capital stock as of June 30, 2017, excluding shares underlying outstanding options and restricted stock units. Accordingly, such persons and entities, if they acted together, would be able to determine the composition of the board of directors, retain the voting power to approve many matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. In addition, other than in connection with a change of control, in any vote or action by written consent of our stockholders, including, without limitation, with respect to the election of directors, Celgene has agreed to vote or execute a written consent with respect to all of our voting securities held by Celgene in accordance with the recommendation of our board of directors, limiting the ability of Celgene to vote contrary to our board of directors that you otherwise may believe is in your best interest as our stockholder. This concentration of ownership amongst our significant holders, including Celgene, could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
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

•
provide that special meetings of our stockholders may be called only by the chairman of the board, our chief executive officer (or president, in the absence of a chief executive officer) or by the board of directors; and

•
provide that stockholders will be permitted to amend the bylaws only upon receiving at least two-thirds of the total votes entitled to be cast by holders of all outstanding shares then entitled to vote generally in the election of directors, voting together as a single class.

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

Juno Therapeutics, Inc.

Date: August 3, 2017	By:	/s/ Steven D. Harr
Steven D. Harr Chief Financial Officer & Head of Corporate Development (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number
2.1#†‡	Share Purchase Agreement, dated May 11, 2015, by and among Dr. Herbert Stadler, Dr. Lothar Germeroth, Prof. Dr. Dirk Busch, and the registrant	8-K	5/11/2015	2.1
2.2#†‡	Agreement and Plan of Merger, dated June 1, 2015, by and among X Acquisition Corporation, X-Body, Inc., Brant Binder as stockholder representative, certain principal stockholders of X-Body, Inc., and the registrant	8-K	6/5/2015	2.1
2.3(A)#†‡	Agreement and Plan of Reorganization, dated January 11, 2016, by and among registrant, P Acquisition Corporation, P Acquisition LLC, AbVitro, Inc., Fortis Advisors LLC, as securityholders’ representative, and those AbVitro stockholders made party thereto by joinder	8-K	1/11/2016	2.1
2.3(B)	Amendment, dated May 23, 2016, to Agreement and Plan of Reorganization, dated January 11, 2016	10-Q	8/5/2016	2.3(B)
3.1	Amended and Restated Certificate of Incorporation	8-K	12/29/2014	3.1
3.2	Amended and Restated Bylaws, as amended	8-K	4/1/2016	3.1
4.1	Fourth Amended and Restated Investors’ Rights Agreement, dated December 5, 2014, by and among the registrant and the investors named therein	S-1/A	12/9/2014	4.1
4.2	Amendment and Waiver of Fourth Amended and Restated Investors’ Rights Agreement, dated July 27, 2015	10-Q	8/14/2015	4.2
4.3	Second Amendment to Fourth Amended and Restated Investors’ Rights Agreement, dated January 29, 2016	10-K	2/29/2016	4.3
4.4	Form of Common Stock Certificate	S-1/A	12/9/2014	4.2
10.1(A)+	Amendment No. 2 to Sponsored Research Agreement, effective March 31, 2017, by and between Seattle Children’s Hospital d/b/a Seattle Children’s Research Institute and the registrant				X
10.1(B)+	Amendment No. 3 to Sponsored Research Agreement, effective May 2, 2017, by and between Seattle Children’s Hospital d/b/a Seattle Children’s Research Institute and the registrant				X
10.2	Offer Letter Agreement, dated April 13, 2017, by and between Sunil Agarwal, M.D. and the registrant				X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
101
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2017 (unaudited) and December 31, 2016, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and six months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2017 and 2016, and (iv) Notes to the Condensed Consolidated Financial Statements.
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