Form 10-Q
period 2017-09-30
Juno Therapeutics, Inc.
filed 2017-11-01
CIK 1594864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of October 30, 2017 was 114,172,897.

Juno Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$449,837	$187,891
Marketable securities	477,697	544,684
Accounts receivable	34,335	13,286
Prepaid expenses and other current assets	10,588	26,471
Total current assets	972,457	772,332
Property and equipment, net	131,623	81,734
Long-term marketable securities	128,195	189,706
Goodwill	221,306	221,306
Intangible assets, net	77,162	77,986
Other assets	3,748	6,400
Total assets	$1,534,491	$1,349,464
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,318	$4,415
Accrued liabilities and other current liabilities	80,870	36,822
Success payment liabilities	84,603	22,786
Contingent consideration	2,166	7,605
Deferred revenue	27,947	43,264
Total current liabilities	203,904	114,892
Long-term debt, less current portion	10,010	—
Contingent consideration, less current portion	22,735	13,291
Deferred revenue, less current portion	104,022	120,054
Deferred tax liabilities	2,161	5,152
Tenant improvement allowance, deferred rent, and other long-term liabilities	43,886	18,374
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 495,000 shares authorized at September 30, 2017 and December 31, 2016; 113,445 and 103,403 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	12	11
Additional paid-in-capital	2,277,564	1,911,769
Accumulated other comprehensive income (loss)	2,504	(2,842)
Accumulated deficit	(1,132,307)	(831,237)
Total stockholders’ equity	1,147,773	1,077,701
Total liabilities and stockholders’ equity	$1,534,491	$1,349,464

See accompanying notes.

Juno Therapeutics, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$44,816	$20,826	$85,411	$58,203
Operating expenses:
Research and development	140,272	60,854	324,288	206,887
General and administrative	26,347	18,441	70,689	51,210
Total operating expenses	166,619	79,295	394,977	258,097
Loss from operations	(121,803)	(58,469)	(309,566)	(199,894)
Other-than-temporary impairment loss	—	—	—	(5,490)
Interest income, net	1,968	1,485	5,445	4,322
Other expenses, net	(83)	(507)	(1,187)	(871)
Loss before income taxes	(119,918)	(57,491)	(305,308)	(201,933)
Benefit for income taxes	1,785	594	4,238	9,131
Net loss	$(118,133)	$(56,897)	$(301,070)	$(192,802)
Net loss per share, basic and diluted	$(1.12)	$(0.56)	$(2.88)	$(1.91)
Weighted average common shares outstanding, basic and diluted	105,602	102,178	104,629	100,961

See accompanying notes.

Juno Therapeutics, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(118,133)	$(56,897)	$(301,070)	$(192,802)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,210	263	3,834	673
Net unrealized gain (loss) on marketable securities	664	(239)	1,512	(519)
Reclassification adjustment for loss included in net loss	—	—	—	5,490
Total other comprehensive income	1,874	24	5,346	5,644
Comprehensive loss	$(116,259)	$(56,873)	$(295,724)	$(187,158)

See accompanying notes.

Juno Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(301,070)	$(192,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,652	10,433
Non-cash stock-based compensation	53,265	42,760
Non-cash expense in connection with equity issuance	—	23,226
Deferred income taxes	(4,242)	(9,114)
Change in fair value of success payment liabilities	61,817	(20,758)
Change in fair value of contingent consideration	4,005	(5,175)
Other-than-temporary impairment on marketable securities	—	5,490
Other	1,286	948
Changes in operating assets and liabilities:
Accounts receivable	(21,048)	(10,285)
Prepaid expenses and other assets	17,615	179
Accounts payable, accrued liabilities and other liabilities	45,164	1,365
Deferred revenue	(31,375)	26,169
Tenant improvement allowance and deferred rent	26,762	7,197
Net cash used in operating activities	(132,169)	(120,367)
INVESTING ACTIVITIES
Purchases of marketable securities and other investments	(419,087)	(623,243)
Sales and maturities of marketable securities	546,896	767,147
Acquisitions, net of cash acquired	—	(74,575)
Purchase of property and equipment	(56,903)	(17,795)
Net cash provided by investing activities	70,906	51,534
FINANCING ACTIVITIES
Proceeds from long-term borrowings, net of financing costs	10,804	—
Payments of long-term debt and build-to-suit lease obligation	(92)	(274)
Proceeds from public offering of common stock, net of offering costs	272,417	—
Proceeds from issuance of common stock to strategic partner	32,783	47,000
Proceeds from employee stock purchase plan and exercise of stock options, net of tax withholdings	7,331	3,254
Repurchases of common stock	—	(10,073)
Net cash provided by financing activities	323,243	39,907
Effect of exchange rate changes on cash and cash equivalents	(34)	(52)
Net increase in cash and cash equivalents	261,946	(28,978)
Cash and cash equivalents at beginning of period	187,891	252,398
Cash and cash equivalents at end of period	$449,837	$223,420
SUPPLEMENTAL CASH FLOW INFORMATION
Purchases of property and equipment included in accounts payable and accrued liabilities	$2,323	$2,948
Issuance of common stock for acquisitions	$—	$46,914
Issuance of common stock for success payments	$—	$9,481
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
In September 2017, the Company completed a follow-on public offering (the "September 2017 follow-on public offering") whereby the Company sold 7,015,000 shares of common stock (inclusive of 915,000 shares of common stock sold by the Company pursuant to the full exercise of the underwriters’ option to purchase additional shares) at a price to the public of $41.00 per share. The Company received aggregate net proceeds from the September 2017 follow-on public offering of $272.4 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.
Concurrent with the closing of the September 2017 follow-on public offering, the Company closed a private placement of 758,327 shares of its common stock, at price of $41.00 per share, to a subsidiary of Celgene Corporation. The Company received aggregate proceeds from the concurrent private placement of $31.1 million.
The Company is subject to a number of risks similar to other biopharmaceutical companies in the early stage, including, but not limited to, possible failure of preclinical testing or clinical trials, the need to obtain marketing approval for its product candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s products, protection of proprietary technology, and the need to obtain adequate additional funding. If the Company, or any commercialization partner for the Company’s product candidates, does not successfully commercialize any of the Company’s product candidates, the Company will not be able to generate product revenue or achieve profitability. As of September 30, 2017, the Company had an accumulated deficit of $1.13 billion.
The financial data as of December 31, 2016 is derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 1, 2017 (the "2016 Annual Report"), and should be read in conjunction with the audited financial statements and notes thereto. The Company’s significant accounting policies are described in Note 2 to the financial statements included in the 2016 Annual Report.
These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and comprehensive loss and cash flows for the interim periods. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results expected for the full fiscal year or any other interim period.
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

Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation—Stock Compensation (Topic 718). The guidance was effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company adopted this standard on January 1, 2017. The guidance required the Company to recognize all excess tax benefits previously unrecognized, along with any valuation allowance, on a modified retrospective basis as a cumulative-effect adjustment to accumulated deficit as of the date of adoption. As of January 1, 2017, the Company's deferred tax asset for net operating losses increased by $7.1 million but was offset by a full valuation allowance, so there was no impact to accumulated deficit on the condensed consolidated balance sheets. Additionally, the guidance required the Company to make a policy election to either estimate share-based payment forfeitures or recognize them as they occur, and apply the change from the policy election on a modified retrospective basis as a cumulative-effect adjustment to accumulated deficit as of the date of adoption. The Company elected to recognize forfeitures as they occur. Prior to the adoption of this guidance, the estimate for forfeitures was immaterial and as such there was no material impact to accumulated deficit on the condensed consolidated balance sheets upon adoption.
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
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. This guidance is effective for annual and interim periods beginning after December 15, 2017, and with early adoption permitted for certain provisions of the guidance. The Company will adopt this standard on January 1, 2018 and the adoption of this guidance is not expected to have a material effect on its consolidated financial statements.
In 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers (Topic 606), amended by ASU No. 2015-14. This new standard will replace all current GAAP guidance on this topic and establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. In 2015, the FASB voted to defer the effective date to reporting periods beginning after December 15, 2017, with early adoption permitted. The Company plans to adopt this standard on January 1, 2018, using the modified retrospective method. Under the modified retrospective method, the Company will recognize the cumulative effect of the adoption of ASU 2014-09 as an adjustment to accumulated deficit and deferred revenue on the initial date of application. As of September 30, 2017, the majority of the Company's revenue is generated from upfront license payments and reimbursement revenue under its collaboration arrangement with Celgene Corporation and its wholly owned subsidiary Celgene Switzerland LLC (together, "Celgene") and license and milestone payments associated with the Novartis sublicense agreement. Based on its review of current contracts, the Company expects the implementation of ASU No. 2014-09 to result in a deferral of revenue for a portion of certain milestone payments associated with the Novartis sublicense.
2. Collaboration and License Agreements
See Note 5 of the financial statements included in the 2016 Annual Report for additional information related to the Company's collaboration and license agreements.
Celgene
The Company is party to a Master Research and Collaboration Agreement ("Celgene Collaboration Agreement") with Celgene pursuant to which the Company and Celgene agreed to collaborate on researching, developing, and commercializing novel cellular therapy product candidates and other immuno-oncology and immunology therapeutics, including, in particular, CAR and TCR product candidates. In April 2016, Celgene exercised its opt-in right to develop and commercialize product candidates from the Company’s CD19 program outside North America and China. As a result, the Company and Celgene entered into a license agreement (the "Celgene CD19 License") pursuant to which Celgene received an exclusive, royalty-bearing license to develop and commercialize therapeutic CAR product candidates from the Company’s CD19 program in all territories outside of North America and China. The Company is also party to a Share Purchase Agreement (the "Celgene Share Purchase Agreement") with Celgene.

In March 2017, Celgene exercised its annual right to purchase additional shares of the Company’s common stock to "top-up" its ownership interest in the Company. The top-up right that was triggered by the filing of the Company’s 2016 Annual Report permitted Celgene to top-up its ownership stake in the Company to 9.76%. Celgene purchased 75,568 shares at a price of $22.39 per share, for an aggregate purchase price of $1.7 million, to top-up its ownership stake of the Company's common stock to the permitted amount of 9.76%. The top-up right that will be triggered by the filing of the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2017 will again permit Celgene to top-up its ownership stake of the Company’s common stock to 9.76%.
In September 2017, concurrent with the closing of the September 2017 follow-on public offering, the Company closed a private placement of 758,327 shares of its common stock, at a price of $41.00 per share, with Celgene for an aggregate purchase price of $31.1 million.
The Company recognized revenue in connection with the Celgene Collaboration Agreement and the Celgene CD19 License of $19.7 million and $20.7 million for the three months ended September 30, 2017 and 2016, respectively, and $60.0 million and $43.4 million for the nine months ended September 30, 2017 and 2016, respectively.
Fred Hutchinson Cancer Research Center
In October 2013, the Company entered into a collaboration agreement with the Fred Hutchinson Cancer Research Center ("FHCRC") focused on research and development of cancer immunotherapy products and a license agreement pertaining to certain patent rights. The Company also granted FHCRC rights to certain share-based success payments. In December 2015, the Company entered into an agreement with FHCRC to support the establishment of a clinical immunotherapy trial unit.
Excluding the expense or gain related to success payment obligations, the Company recognized $3.6 million and $3.2 million of research and development expenses in connection with its collaboration and funding agreements with FHCRC for the three months ended September 30, 2017 and 2016, respectively, and $11.3 million and $11.9 million for the nine months ended September 30, 2017 and 2016, respectively.
The estimated fair value of the total success payment obligation to FHCRC, after giving effect to the success payments achieved and paid in December 2015, was approximately $69.0 million and $22.9 million as of September 30, 2017 and December 31, 2016, respectively. With respect to the FHCRC success payment obligations, the Company recognized an expense of $23.0 million compared to a gain of $10.5 million in the three months ended September 30, 2017 and 2016, respectively. The Company recognized an expense of $37.8 million compared to a gain of $13.3 million in the nine months ended September 30, 2017 and 2016, respectively. The expense and gain are recorded in research and development expense in the condensed consolidated statements of operations, and represent the change in the FHCRC success payment liability during such periods and the respective months of accrued expenses. The FHCRC success payment liabilities on the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016 were $51.0 million and $13.3 million, respectively.
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

Assumptions	September 30, 2017	December 31, 2016
Fair value of common stock	$44.86	$18.85
Risk free interest rate	1.78% - 2.16%	1.88% - 2.30%
Expected volatility	75%	75%
Expected term (years)	4.04 - 7.04	4.79 - 7.79
The computation of expected volatility was estimated using a combination of available information about the historical volatility of stocks of similar publicly-traded companies for a period matching the expected term assumption and the Company’s historical and implied volatility. The risk free interest rate and expected term assumptions depend on the estimated timing of U.S. Food & Drug Administration ("FDA") approval. In addition, the Company incorporated the estimated number and timing of valuation measurement dates in the calculation of the success payment liability.

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
Excluding the expense or gain related to success payment obligations, the Company recognized $1.6 million and $0.9 million of research and development expenses in connection with its research and clinical agreements with MSK for the three months ended September 30, 2017 and 2016, respectively, and $5.1 million and $1.7 million for the nine months ended September 30, 2017 and 2016, respectively.
The estimated fair value of the total success payment obligation to MSK, after giving effect to the success payment achieved in December 2015 and paid in March 2016, was approximately $41.6 million and $14.1 million as of September 30, 2017 and December 31, 2016, respectively. With respect to the MSK success payment obligations, the Company recognized an expense of $14.2 million compared to a gain of $7.2 million in the three months ended September 30, 2017 and 2016, respectively. The Company recognized an expense of $24.0 million compared to a gain of $7.5 million in the nine months ended September 30, 2017 and 2016, respectively. The expense and gain are recorded in research and development expense in the condensed consolidated statements of operations, and represent the change in the MSK success payment liability during such periods and the respective months of accrued expense. The MSK success payment liabilities on the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016 were $33.6 million and $9.5 million, respectively.
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

Assumptions	September 30, 2017	December 31, 2016
Fair value of common stock	$44.86	$18.85
Risk free interest rate	1.79% – 2.17%	1.90% – 2.31%
Expected volatility	75%	75%
Expected term (years)	4.14 – 7.14	4.89 – 7.89
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
St. Jude Children’s Research Hospital/Novartis
The Company is party to a license agreement with St. Jude ("St. Jude License Agreement") pertaining to certain patent rights owned by St. Jude. In connection with the April 2015 settlement of Trustees of the University of Pennsylvania v. St. Jude Children’s Research Hospital, Civil Action No. 2:13-cv-01502-SD (E.D. Penn.), in which the Company was a party (the "Penn Litigation"), the Company entered into a sublicense agreement (the "Penn/Novartis Sublicense Agreement") with the Trustees of the University of Pennsylvania ("Penn") and an affiliate of Novartis Pharmaceuticals Corporation ("Novartis") pursuant to which the Company granted to Novartis a sublicense pertaining to patent rights licensed to the Company under the St. Jude License Agreement.
In August 2017, a regulatory milestone was met under both the Penn/Novartis Sublicense Agreement and the St. Jude License Agreement, pursuant to which the Company recognized milestone revenue of $25.0 million from Novartis, and a corresponding research and development expense to St. Jude of $6.8 million. Additionally, we are obligated to repay Novartis 50% of a milestone payment amount where Novartis achieves a milestone and we subsequently achieve the same milestone. In September 2017, we achieved two clinical milestones that had previously been achieved by Novartis and recorded research and development expense of $7.1 million associated with the milestone repayment owed to Novartis.

3. Cash Equivalents and Marketable Securities
All marketable securities are available for use and therefore classified as available-for-sale. The following tables summarize the estimated fair value of cash equivalents and marketable securities and gross unrealized holding gains and losses (in thousands):

	September 30, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$318,402	$—	$—	$318,402
U.S. government and agency securities	98,692	2	—	98,694
Corporate debt securities	3,658	—	—	3,658
Total cash equivalents	$420,752	$2	$—	$420,754
Marketable securities:
U.S. government and agency securities	$304,515	$3	$(291)	$304,227
Corporate debt securities	173,633	1	(164)	173,470
Total marketable securities	$478,148	$4	$(455)	$477,697
Long-term marketable securities:
U.S. government and agency securities	$94,868	$1	$(164)	$94,705
Corporate debt securities	29,561	—	(31)	29,530
Equity securities	1,700	2,260	—	3,960
Total long-term marketable securities	$126,129	$2,261	$(195)	$128,195

	December 31, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$173,746	$—	$—	$173,746
U.S. government and agency securities	4,712	—	—	4,712
Corporate debt securities	6,334	—	(6)	6,328
Total cash equivalents	$184,792	$—	$(6)	$184,786
Marketable securities:
Commercial paper	$64,260	$—	$—	$64,260
U.S. government and agency securities	320,224	51	(68)	320,207
Corporate debt securities	160,379	18	(180)	160,217
Total marketable securities	$544,863	$69	$(248)	$544,684
Long-term marketable securities:
U.S. government and agency securities	$132,622	$4	$(364)	$132,262
Corporate debt securities	55,920	1	(177)	55,744
Equity securities	1,700	—	—	1,700
Total long-term marketable securities	$190,242	$5	$(541)	$189,706

The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	September 30, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. government and agency securities	$213,253	$(269)	$17,982	$(22)	$231,235	$(291)
Corporate debt securities	148,459	(130)	16,982	(34)	165,441	(164)
Total marketable securities	$361,712	$(399)	$34,964	$(56)	$396,676	$(455)
Long-term marketable securities:
U.S. government and agency securities	$92,215	$(164)	$—	$—	$92,215	$(164)
Corporate debt securities	29,530	(31)	—	—	29,530	(31)
Total long-term marketable securities	$121,745	$(195)	$—	$—	$121,745	$(195)

	December 31, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. government and agency securities	$143,480	$(56)	$9,988	$(12)	$153,468	$(68)
Corporate debt securities	128,013	(180)	—	—	128,013	(180)
Total marketable securities	$271,493	$(236)	$9,988	$(12)	$281,481	$(248)
Long-term marketable securities:
U.S. government and agency securities	$129,163	$(364)	$—	$—	$129,163	$(364)
Corporate debt securities	53,643	(177)	—	—	53,643	(177)
Total long-term marketable securities	$182,806	$(541)	$—	$—	$182,806	$(541)
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
4. Fair Value Measurements
The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$318,402	$—	$—	$318,402
U.S. government and agency securities	—	497,626	—	497,626
Corporate debt securities	—	206,658	—	206,658
Equity securities	3,960	—	—	3,960
Total financial assets	$322,362	$704,284	$—	$1,026,646
Financial liabilities:
Success payment liabilities	$—	$—	$84,603	$84,603
Contingent consideration	—	—	24,901	24,901
Total financial liabilities	$—	$—	$109,504	$109,504

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$173,746	$—	$—	$173,746
Commercial paper	—	64,260	—	64,260
U.S. government and agency securities	—	457,181	—	457,181
Corporate debt securities	—	222,289	—	222,289
Equity securities	1,700	—	—	1,700
Total financial assets	$175,446	$743,730	$—	$919,176
Financial liabilities:
Success payment liabilities	$—	$—	$22,786	$22,786
Contingent consideration	—	—	20,896	20,896
Total financial liabilities	$—	$—	$43,682	$43,682
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
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

	Success Payment Liabilities	Contingent Consideration	Total
Balance as of December 31, 2016	$22,786	$20,896	$43,682
Changes in fair value (1)	61,817	4,005	65,822
Balance as of September 30, 2017	$84,603	$24,901	$109,504

(1)
The amount of success payment and contingent consideration milestones achieved, as well as the changes in fair value for success payment liabilities and contingent consideration, are recorded in research and development expense in the condensed consolidated statements of operations.

As of September 30, 2017 and December 31, 2016, the estimated fair value of the success payment obligations, after giving effect to the success payments achieved by FHCRC and MSK, was approximately $110.6 million and $37.0 million, respectively. Included in research and development expense for the three months ended September 30, 2017 and 2016 was an expense of $37.2 million and a gain of $17.7 million, respectively, related to the change in fair value of the success payment obligations. Included in research and development expense for the nine months ended September 30, 2017 and 2016 was an expense of $61.8 million and a gain of $20.8 million, respectively, related to the change in fair value of the success payment obligations. See Note 2, Collaboration and License Agreements, to these condensed consolidated financial statements, as well as Note 5 to the financial statements included in the 2016 Annual Report, for additional discussion of estimated fair value of the success payment obligations.
The Company utilizes significant estimates and assumptions in determining the estimated success payment liability and associated expense at each balance sheet date. The assumptions used to calculate the fair value of the success payments are subject to a significant amount of judgment including the expected volatility, estimated term, and estimated number and timing of valuation measurement dates. A small change in the assumptions and other inputs, such as the fair value of the Company's common stock, may have a relatively large change in the estimated valuation and associated liability and expense. For example, keeping all other variables constant, a hypothetical 10% increase in the stock price at September 30, 2017 from $44.86 per share to $49.35 per share would have increased the expense recorded in the third quarter of 2017 associated with the success payment liability by $11.5 million. A hypothetical 10% decrease in the stock price from $44.86 per share to $40.37 per share would have decreased the expense recorded in the third quarter of 2017 associated with the success payment liability by $10.6 million. Further, keeping all other variables constant, a hypothetical 35% increase in the stock price at September 30, 2017 from $44.86 per share to $60.56 per share would have increased the expense recorded in the third quarter of 2017 associated with the success payment liability by $37.8 million. A hypothetical 35% decrease in the stock price from $44.86 per share to $29.16 per share would have decreased the expense recorded in the third quarter of 2017 associated with the success payment liability to zero, resulting in a gain of $0.3 million.

In connection with the acquisitions of Stage Cell Therapeutics GmbH ("Stage") and X-Body, Inc. ("X-Body") in the second quarter of 2015, the Company agreed to pay additional amounts based on the achievement of certain technical, clinical, regulatory, and commercialization milestones. This contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant. The Company assesses these estimates on an on-going basis as additional data impacting the assumptions is obtained.
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
As of September 30, 2017, the estimated fair values of the contingent consideration associated with the Stage and X-Body acquisitions, after giving effect to the milestone achieved in 2016, were $21.3 million and $3.6 million, respectively. The Company recognized an expense of $0.8 million and $0.3 million related to the change in fair value of the contingent consideration for the three months ended September 30, 2017 and 2016, respectively. The Company recognized an expense of $4.0 million and a gain of $5.2 million related to the change in fair value of the contingent consideration in the nine months ended September 30, 2017 and 2016, respectively. The expense and gain are recorded in research and development expense in the condensed consolidated statement of operations.
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
Identifiable intangible assets consisted of the following (in thousands):

	September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Finite-lived intangible assets:
Developed technology	$29,017	$(4,836)	$24,181
Indefinite-lived intangible assets:
In-process research and development	52,981	—	52,981
Total identifiable intangible assets	$81,998	$(4,836)	$77,162
Amortization expense recognized related to intangible assets was $2.4 million and $4.8 million for the three and nine months ended September 30, 2017, respectively. There was no amortization expense recognized related to intangible assets for the three and nine months ended September 30, 2016 as all intangibles were deemed to be indefinite-lived at that time.

Estimated future amortization expense related to finite-lived intangible assets as of September 30, 2017 is as follows (in thousands):

Year ending December 31:
2017	$2,418
2018	9,672
2019	9,672
2020	2,419
Total future amortization expense	$24,181
There was no impairment of intangible assets as of September 30, 2017 and December 31, 2016.
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
The following table summarizes future principal payments on long-term debt as of September 30, 2017 (in thousands):

Year ending December 31:
2017	$69
2018	286
2019	299
2020	313
2021	328
Thereafter	9,613
Total future principal payments	$10,908
As of September 30, 2017, the fair value of the Company's long-term debt approximates carrying value based on the borrowing rates currently available to the Company for loans with similar terms using Level 2 inputs.
7. Stock-Based Compensation
Stock-Based Compensation
Stock-based compensation expense was recognized in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development (1)	$11,977	$8,751	$33,345	$29,109
General and administrative	6,873	5,436	19,920	15,863
Total stock-based compensation expense (2)	$18,850	$14,187	$53,265	$44,972

(1)
Included in research and development stock-based compensation expense for the nine months ended September 30, 2016, was $2.2 million related to the payout of employee stock options in connection with the AbVitro acquisition.

(2)
Included in stock-based compensation expense recognized for the three months ended September 30, 2017 and 2016, is $1.9 million and $1.4 million, respectively, related to service providers other than employees, scientific founders, and directors, including $1.4 million and $0.9 million, respectively, for a former cofounding director who became a consultant upon his departure from the board of directors. Included in stock-based compensation expense recognized for the nine months ended September 30, 2017 and 2016, is $4.3 million and $5.7 million, respectively, related to service providers other than employees, scientific founders, and directors, including $3.0 million and $3.3 million, respectively, for a former cofounding director who became a consultant upon his departure from the board of directors.

Total stock-based compensation cost related to unvested awards not yet recognized and the weighted average periods over which the awards are expected to be recognized as of September 30, 2017 for all employees are as follows:

	Stock Options	Restricted Stock and RSUs
Unrecognized stock-based compensation cost (in thousands)	$122,685	$35,876
Expected weighted average period compensation costs to be recognized (years)	2.63	2.56
Restricted Stock and RSUs
A summary of the Company’s restricted stock and RSU activity is as follows (in thousands, except per share data):

	Restricted Stock and RSUs	Weighted Average Fair Value at Date of Grant per Share
Unvested shares as of December 31, 2016	3,055	$7.10
Granted	1,391	21.79
Vested	(1,757)	3.09
Forfeited	(562)	6.55
Unvested shares as of September 30, 2017	2,127	$20.12
Stock Options
A summary of the Company’s stock option activity is as follows (in thousands, except per share and contractual life data):

	Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2016	8,521	$30.28
Granted	3,800	24.15
Exercised	(364)	15.90
Forfeited/Cancelled	(898)	34.55
Outstanding as of September 30, 2017	11,059	$28.28	8.34	$191,950
Exercisable as of September 30, 2017	3,847	$29.76	7.47	$64,538
The fair value of each stock option granted has been determined using the Black-Scholes option pricing model. The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted to employees, directors, and consultants included the following:

Assumptions	Nine Months Ended September 30, 2017
Risk free interest rate	1.62% – 2.40%
Expected volatility	75
Expected life (years)	3.22 - 9.96
Expected dividend yield	0
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

8. Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) and the adjustments to other comprehensive income (loss) are as follows (in thousands):

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2016	$(1,791)	$(1,051)	$(2,842)
Other comprehensive income	3,834	1,512	5,346
Balance as of September 30, 2017	$2,043	$461	$2,504
9. Income Taxes
The Company recorded an income tax benefit of $4.2 million on a pre-tax loss of $305.3 million for the nine months ended September 30, 2017. The income tax benefit primarily relates to the benefit associated with the net loss incurred by the Company’s German subsidiary in the nine months ended September 30, 2017.
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
The Company maintains a full valuation allowance on its net U.S. deferred tax assets. The assessment regarding whether a valuation allowance is required considers both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets are recoverable. In making this assessment, significant weight is given to evidence that can be objectively verified. In its evaluation, the Company considered its cumulative loss in recent years and its forecasted losses in the near term as significant negative evidence. Based upon a review of the four sources of income identified within Accounting Standard Codification ("ASC") 740, Accounting for Income Taxes, the Company determined that the negative evidence outweighed the positive evidence and a full valuation allowance on its U.S. net deferred tax assets will be maintained. The Company will continue to assess the realizability of its deferred tax assets going forward and will adjust the valuation allowance as needed. The Company has determined that it is more-likely-than-not that it will realize the benefit of the losses for its German subsidiary and has not recorded a valuation allowance against the German deferred tax assets.
The Company is generally subject to examination by the U.S. federal and local income tax authorities for all tax years in which a loss carryforward is available and is subject to examination in Germany for four years. The Company's German subsidiary is currently under examination by the German tax authorities for the years ended December 31, 2013 through December 31, 2015.
The Company applies judgment in the determination of the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. As of September 30, 2017 and December 31, 2016, the Company's uncertain tax positions were immaterial.
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
The share amounts in the table below were excluded from the calculation of diluted net loss per share for the periods indicated due to their anti-dilutive effect (in thousands):

	Nine Months Ended September 30,
	2017	2016
Unvested restricted stock and RSUs	2,127	3,580
Options to purchase common stock	11,059	8,007
Total	13,186	11,587

11. Commitments and Contingencies
Leases
The Company has entered into various lease agreements for its office, laboratory, and manufacturing spaces with original lease periods expiring between 2019 and 2026. In addition to minimum rent, certain leases require payment of real estate taxes, insurance, common area maintenance charges and other executory costs. These executory costs are not included in the table below. Certain of these arrangements have free or escalating rent payment provisions. The Company recognizes rent expense under such arrangements on a straight-line basis over the effective term of each lease.
The following table summarizes the Company’s future minimum lease commitments as of September 30, 2017 (in thousands):

Year ending December 31:
2017	$757
2018	13,221
2019	15,222
2020	14,866
2021	14,342
Thereafter	37,108
Total future minimum lease payments	$95,516
Rent expense for the three months ended September 30, 2017 and 2016 was $2.8 million and $0.9 million, respectively. Rent expense for the nine months ended September 30, 2017 and 2016 was $8.0 million and $3.3 million, respectively.
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
The putative class in the amended complaint is composed of all purchasers of the Company’s securities between May 9, 2016 and November 22, 2016, inclusive. The amended complaint names as defendants the Company, its chief executive officer, its chief financial officer, and its chief medical officer and generally alleges material misrepresentations and omissions in public statements regarding patient deaths in the Company’s Phase II clinical trial of JCAR015 and the safety of JCAR015, violations by all named defendants of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, as well as violations of Section 20(a) of the Exchange Act by the individual defendants. The amended complaint seeks compensatory damages of an undisclosed amount. On February 2, 2017, the Company and the individual defendants filed a motion to dismiss the complaint. On June 14, 2017, the defendants’ motion to dismiss was denied. On September 15, 2017, plaintiffs filed a motion to certify the proposed class. On October 20, 2017, the Company and the individual defendants filed a non-opposition to the motion for class certification. On October 24, 2017, the Court issued an order granting the lead plaintiff’s motion for class certification. On October 24, 2017, the Court also entered a scheduling order providing deadlines, including that discovery must be completed by March 18, 2019; all dispositive motions must be filed by April 16, 2019; and mediation, if requested by the parties, must be held by May 31, 2019. The Court scheduled a 2-3 week trial to commence on July 15, 2019.
In addition, on September 8, 2017, a stockholder filed a purported derivative action on behalf of the Company against two of the Company's executive officers and certain members of our board of directors in the federal district court for the Western District of Washington. The complaint alleges claims for breaches of fiduciary duties arising out of the same issues that are the subject of the securities class action, as well as claims for breaches of fiduciary duties and under the federal securities laws related to the Company's compensation for non-employee directors. The Company has not yet responded to the complaint.
On August 22, 2017, City of Hope filed a lawsuit against the Company, City of Hope v. Juno Therapeutics, Inc., Case No. 2:17-cv-06201-RGK, in the federal district court for the Central District of California. The complaint alleges that the Company has materially breached its exclusive license agreement with City of Hope by failing to seek consent for an alleged sublicense of the Company's rights under such license to Celgene, and by failing to pay fees owed in connection with that alleged sublicense. The City of Hope license requires the Company to pay City of Hope 15% of sublicense revenues, defined as “all consideration received by [the Company] in return for the grant of rights to manufacture, use, offer for sell, or sell a Licensed Product, other than consideration in the form of: (i) running royalties calculated as a function of Net Sales and payment, (ii) payment or reimbursement to [the Company] of costs actually incurred by [the Company] in conducting clinical trials of a Licensed Product, and (iii) reimbursement for actual Patent Expenses due pursuant to this Agreement.” In its request for relief, City of Hope seeks compensatory damages in an amount “no less than 15% of all consideration received by the Company pursuant to the [Celgene] Collaboration Agreement, [Celgene] Share Purchase Agreement, and Celgene Option Exercise [i.e., the Celgene CD19 License].” The complaint also seeks a declaratory judgment that the Company materially breached the City of Hope license. On August 31, 2017, the Company filed an answer and counterclaim in the lawsuit, denying City of Hope’s allegations of breach of contract, asserting several affirmative defenses, and bringing various counterclaims, including claims for breach of contract and breach of the covenant of good faith and fair dealing, and seeking, among other things, a declaratory judgment that City of Hope has no grounds to terminate the City of Hope license. City of Hope filed an amended complaint on September 21, 2017, which Juno answered on October 5, 2017.
The Company has not recorded a liability as of September 30, 2017 because a potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.
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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with our condensed consolidated financial statements (unaudited) and related notes included elsewhere in this report. This Quarterly Report on Form 10-Q contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this report are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: "may," "will," "could," "would," "should," "expect," "intend," "plan," "anticipate," "believe," "estimate," "predict," "project," "aim," "potential," "continue," "ongoing," "goal," or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.
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
These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under "Risk Factors" in this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. Unless the context requires otherwise, in this Quarterly Report on Form 10-Q, the terms "Juno," "Company," "we," "us" and "our" refer to Juno Therapeutics, Inc., a Delaware corporation, and its wholly-owned subsidiaries on a consolidated basis.
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
We are conducting a Phase I trial with JCAR017 in adult r/r aggressive non-Hodgkin lymphoma ("NHL"), including relapsed or refractory ("r/r") diffuse large B cell lymphoma ("DLBCL"), and are currently enrolling the cohort we believe may support registration. We are also planning to begin a Phase I/II trial with JCAR017 in r/r chronic lymphocyctic leukemia ("CLL") in the fourth quarter of 2017. If the results of these trials are favorable, we believe we may obtain U.S. regulatory approval in r/r DLBCL as early as 2018 and in r/r CLL as early as 2019. Key variables impacting the timing of approval will be the time it takes to complete enrollment of our pivotal cohort, the timing of our FDA submission, which we expect to be completed for JCAR017 in r/r DLBCL in the second half of 2018, and the duration of FDA review. Additionally, we have begun a Phase Ib clinical trial of JCAR017 in combination with durvalumab in adult r/r aggressive NHL. We also intend to develop JCAR017 or a next generation product candidate in both pediatric r/r acute lymphoblastic leukemia ("ALL") and adult r/r ALL.
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
Beyond CD19, we are conducting Phase I trials for additional product candidates that target seven different cancer-associated proteins in hematological and solid organ cancers, including two Phase I trials for CAR T cell product candidates targeting B-cell maturation antigen ("BCMA") in patients with multiple myeloma. We have a number of other preclinical programs against other targets that we expect to move into human testing over the next several years.
We have assembled a talented group of scientists, engineers, clinicians, directors, and other advisors who develop and consolidate technologies and intellectual property from some of the world’s leading research institutions, including FHCRC, MSK, Seattle Children's Research Institute ("SCRI"), the University of California, San Francisco, and the National Cancer Institute ("NCI"). We have also entered into a number of strategic collaborations with commercial companies that we believe will help us manufacture and commercialize our product candidates around the world or develop additional or improved product candidates, including Celgene, Editas Medicine, Inc. ("Editas"), Fate Therapeutics, Inc. ("Fate Therapeutics"), and MedImmune Limited ("MedImmune").
We have established a Juno-owned and -operated manufacturing facility in Bothell, Washington. We began manufacturing clinical trial material from this facility beginning in the first quarter of 2016, and plan to manufacture commercial products, subject to the required regulatory approvals, beginning as early as 2018.
Revenue for the three months ended September 30, 2017 and 2016 was $44.8 million and $20.8 million, and revenue for the nine months ended September 30, 2017 and 2016 was $85.4 million and $58.2 million, respectively. In the future, we may generate revenue from the Celgene collaboration, strategic alliances, licensing arrangements, product sales, and royalties, or a combination of these. We expect that any revenue we generate will fluctuate from quarter to quarter and year to year as a result of the timing and amount of opt-in payments from Celgene, license fees, milestones, reimbursement of costs incurred, other payments, and product sales, to the extent any product candidates are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval of them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.
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

As of September 30, 2017, we had cash, cash equivalents, and marketable securities of $1.06 billion compared with $922.3 million as of December 31, 2016. Cash used in operations for the nine months ended September 30, 2017 was $132.2 million and is net of a cash inflow of $37.7 million received in connection with a tenant allowance for our new headquarters facility and $30.8 million from the partial reimbursement by Celgene of research and development costs incurred by us in the fourth quarter of 2016 and the first half of 2017. Cash provided by investing activities for the nine months ended September 30, 2017 was $70.9 million and is net of a cash outflow of $56.9 million for the purchase of property and equipment, the majority of which related to the build-out of our new headquarters facility. Cash provided by financing activities in the nine months ended September 30, 2017 was $323.2 million and includes net cash proceeds from the September 2017 follow-on public offering of $272.4 million, cash proceeds from Celgene of $32.8 million, $31.1 million of which related to the concurrent private placement and the remaining $1.7 million was for the purchase of 75,568 shares of our common stock in the first quarter of 2017, as well as $10.8 million in net cash proceeds related to a long-term debt agreement entered into in April.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies from those described in Part II—Item 7— "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our 2016 Annual Report.
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
We have also recognized upfront and milestone revenue under our sublicense agreement with Novartis. For the nine months ended September 30, 2017 and 2016 we recognized milestone revenue of $25.0 million and $14.3 million, respectively. In the future we may recognize revenue upon the achievement of specified clinical, regulatory, and commercialization milestones for licensed products under the Novartis agreement. Each of these milestones will be reduced by 50% if we achieve the milestone before Novartis achieves the same milestone. Additionally, we are obligated to repay Novartis 50% of a milestone payment amount where Novartis achieves a milestone and we subsequently achieve the same milestone. Novartis is also required to pay us royalties on the U.S. net sales of licensed products.
Research and Development Expenses
Research and development expenses represent costs incurred by us for the discovery, development, and manufacture of our product candidates and include costs to acquire technology complimentary to our own, external research and development expenses incurred under arrangements with third parties, such as contract research organizations ("CROs"), contract manufacturing organizations ("CMOs"), collaboration partners, academic and non-profit institutions and consultants, salaries and personnel-related costs, including non-cash stock-based compensation, changes in the estimated fair value of our success payment liabilities to FHCRC and MSK, changes in the estimated fair value of our contingent consideration liabilities, intangible asset amortization, milestones, and other expenses, which include direct and allocated expenses for laboratory, facilities, overhead and other costs.
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

Our research and development expenses by project were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Project-specific external costs:
JCAR017 (1)	$16,587	$4,155	$33,741	$9,602
JCAR015	283	5,226	2,802	15,689
JCAR014	1,684	1,147	5,134	4,143
CD19 general (2)	8,052	425	10,261	16,676
JCAR018 (3)	—	74	—	23,433
JCARH125	2,153	—	7,445	—
Early development	6,280	5,750	18,837	20,910
Success payment expense (gain) related to FHCRC collaboration agreement	22,989	(10,455)	37,788	(13,287)
Success payment expense (gain) related to MSK collaboration agreement	14,260	(7,184)	24,029	(7,471)
Change in estimated fair value of contingent consideration	806	336	4,005	(5,175)
Upfront fees to acquire technology	—	15,000	—	15,000
Intangible asset amortization	2,418	—	4,836	—
Unallocated internal and external research and development costs (4)	64,760	46,380	175,410	127,367
Total research and development expenses	$140,272	$60,854	$324,288	$206,887

(1)	JCAR017 expenses for the three and nine months ended September 30, 2017 include milestone expense of $9.1 million.

(2)	CD19 general expenses for the three and nine months ended September 30, 2017 and for the nine months ended September 30, 2016 include milestone expense of $6.8 million and $12.5 million, respectively.

(3)	JCAR018 expenses for the nine months ended September 30, 2016 include milestone expense of $23.2 million.

(4)
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
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2017 and 2016
The following table summarizes our results of operations for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$44,816	$20,826	$85,411	$58,203
Operating expenses:
Research and development	140,272	60,854	324,288	206,887
General and administrative	26,347	18,441	70,689	51,210
Total operating expenses	166,619	79,295	394,977	258,097
Loss from operations	(121,803)	(58,469)	(309,566)	(199,894)
Other-than-temporary impairment loss	—	—	—	(5,490)
Interest income, net	1,968	1,485	5,445	4,322
Other expenses, net	(83)	(507)	(1,187)	(871)
Loss before income taxes	(119,918)	(57,491)	(305,308)	(201,933)
Benefit for income taxes	1,785	594	4,238	9,131
Net loss	$(118,133)	$(56,897)	$(301,070)	$(192,802)
Net loss per share, basic and diluted	$(1.12)	$(0.56)	$(2.88)	$(1.91)
Revenue
The following table summarizes our revenue for the three and nine months ended September 30, 2017 and 2016, the majority of which is related to the amortization of upfront and option exercise fees, milestone payments, and reimbursement of certain research and development expenses under our Celgene Collaboration Agreement (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Celgene:
Recognition of upfront and option exercise fees	$10,340	$10,341	$31,020	$23,775
Reimbursement revenue	9,328	10,407	28,994	19,600
Celgene total	19,668	20,748	60,014	43,375
Novartis milestone revenue	25,000	—	25,000	14,250
Other	148	78	397	578
Total revenue	$44,816	$20,826	$85,411	$58,203
Revenue. Revenue was $44.8 million and $85.4 million for the three and nine months ended September 30, 2017, compared to $20.8 million and $58.2 million for the three and nine months ended September 30, 2016, respectively. The increase in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was due to milestone revenue recognized in the third quarter of 2017 in connection with the Novartis sublicense agreement. The increase in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to an increase in revenue recognized under our Celgene Collaboration Agreement and Celgene CD19 License for the upfront license fee and partial reimbursement by Celgene of research and development costs incurred by us, and an increase in milestone revenue recognized in connection with the Novartis sublicense agreement.

Operating Expenses
Research and Development Expenses. Research and development expenses were $140.3 million and $324.3 million for the three and nine months ended September 30, 2017, compared to $60.9 million and $206.9 million for the three and nine months ended September 30, 2016, respectively.
The increase of $79.4 million in the three months ended September 30, 2017 was primarily due to:

•	a $54.9 million increase in expense related to changes in the estimated fair value of our success payment obligations,

•	a $17.9 million increase in milestone expense,

•	a $15.2 million increase in costs to manufacture our product candidates, execute our clinical development strategy, and expand our overall research and development capabilities, and

•	a $3.2 million increase in non-cash stock-based compensation expense.
These increases were offset by a decrease in costs to acquire technology of $14.7 million.
The increase of $117.4 million in the nine months ended September 30, 2017 was primarily due to:

•	an $82.6 million increase in expense related to changes in the estimated fair value of our success payment obligations,

•	a $46.7 million increase in costs to manufacture our product candidates, execute our clinical development strategy, and expand our overall research and development capabilities,

•	a $9.2 million increase in expense related to changes in the estimated fair value of our contingent consideration obligations,

•	a $4.8 million expense for the amortization of the intangible asset recorded in connection with the AbVitro acquisition, and

•	a $4.2 million increase in non-cash stock-based compensation expense.
These increases were offset by a decrease in milestone expense of $19.2 million and a decrease in costs to acquire technology of $10.9 million.
General and Administrative Expenses. General and administrative expenses were $26.3 million and $70.7 million for the three and nine months ended September 30, 2017, compared to $18.4 million and $51.2 million for the three and nine months ended September 30, 2016, respectively.
The increase of $7.9 million in the three months ended September 30, 2017 was primarily due to a $2.4 million increase in consulting and other expenses to support the growing organization including costs related to commercial readiness, a $2.4 million increase in personnel expenses primarily related to increased headcount to support the business, a $1.7 million increase in legal fees, and a $1.4 million increase in stock-based compensation expense.
The increase of $19.5 million for the nine months ended September 30, 2017 was primarily due to a $6.6 million increase in consulting and other expenses to support the growing organization including costs related to commercial readiness, a $6.0 million increase in personnel expenses related to increased headcount to support the business, a $4.1 million increase in stock-based compensation expense, and a $2.8 million increase in legal fees.
Other-Than-Temporary Impairment Loss. The other-than-temporary impairment loss in the nine months ended September 30, 2016 of $5.5 million was related to the decline in value of our investment in Fate Therapeutics.
Interest Income, Net. Interest income, net was $2.0 million and $5.4 million for the three and nine months ended September 30, 2017, compared to $1.5 million and $4.3 million for the three and nine months ended September 30, 2016, respectively. Interest income, net consisted primarily of interest income earned on our marketable securities.
Benefit for Income Taxes. We recorded an income tax benefit of $1.8 million and $4.2 million for the three and nine months ended September 30, 2017, compared to $0.6 million and $9.1 million for the three and nine months ended September 30, 2016, respectively. The income tax benefit for the three and nine months ended September 30, 2017 primarily related to the net loss incurred by our Germany subsidiary. Of the total tax benefit recognized in the nine months ended September 30, 2016, $6.7 million related to the release of valuation allowance on the U.S. deferred tax assets as a result of the acquisition of

AbVitro, and the remaining amount was primarily related to the net loss incurred by our German subsidiary. We have determined that it is more-likely-than-not that we will realize the benefit of the German losses.
Net Loss Per Share, Basic and Diluted. Upon the closing of the September 2017 follow-on public offering and the concurrent Celgene private placement, the Company sold 7,773,327 shares of common stock. The issuance of these shares will result in a significant increase in the Company’s weighted-average shares outstanding when compared to the comparable prior year period and is expected to continue to impact the year-over-year comparability of the Company’s net loss per share calculations for the next twelve months.
Liquidity and Capital Resources
Sources and Uses of Liquidity
As of September 30, 2017, we had $1.06 billion in cash, cash equivalents and marketable securities. Prior to our entry into the Celgene collaboration, we raised an aggregate of approximately $618.0 million in gross proceeds, through our initial public offering and private placements of our convertible preferred stock which we used to fund our operations. As a result of our entry into the collaboration with Celgene and our initial sale of stock to Celgene, we received $1.0 billion in cash from Celgene in August 2015. Celgene also has the right to purchase additional shares of our common stock, including annual "top-up" rights as described under "Licenses and Third-Party Collaborations" in Part I—Item 1—"Business" of our 2016 Annual Report. If exercised, these purchases will provide us with additional funding for our operations. We received $1.7 million and $47.0 million in the nine months ended September 30, 2017 and 2016, respectively, from Celgene in connection with the sale of our stock pursuant to the exercise by Celgene of its annual top-up right under the Celgene Share Purchase Agreement. In April 2016 we received an opt-in payment of $50.0 million from Celgene upon Celgene’s election to opt-in to our CD19 program. We and Celgene now generally share worldwide development costs for certain CD19 product candidates, which can lead to reimbursements to us from Celgene for certain of our expenses. As of September 30, 2017, we have received an aggregate of $50.2 million in such reimbursements from Celgene. In September 2017, we received $272.4 million in net proceeds from the September 2017 follow-on public offering and $31.1 million in proceeds from Celgene from the concurrent private placement. We also may receive funding from Celgene in the form of option exercise fees or reimbursements for qualified expenses related to the development and commercialization of product candidates in programs that Celgene opts into in the future under the Celgene Collaboration Agreement.
The funding from Celgene and the September 2017 follow-on public offering decreases our need for additional near-term funding, although we may still need to raise additional capital in the future. We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next 12 months.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$(132,169)	$(120,367)
Investing activities	70,906	51,534
Financing activities	323,243	39,907
Effect of exchange rate changes on cash and cash equivalents	(34)	(52)
Net increase (decrease) in cash and cash equivalents	$261,946	$(28,978)
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2017 was $132.2 million compared to $120.4 million for the nine months ended September 30, 2016. The increase of $11.8 million was primarily due to increased costs incurred to manufacture our product candidates, execute our clinical development strategy, and expand our overall research and development capabilities. For the nine months ended September 30, 2017, we received cash of $30.8 million in connection with the Celgene Collaboration Agreement for the partial reimbursement by Celgene of research and development costs incurred by us and $37.7 million related to a tenant improvement allowance for our new headquarters facility. For the nine months ended September 30, 2016, we received a $50.0 million upfront payment in connection with the CD19 opt-in, $9.2 million in connection with the Celgene Collaboration Agreement for the partial reimbursement by Celgene of research and development costs incurred by us, and $14.3 million in milestone payments from Novartis.
Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2017 was $70.9 million compared to $51.5 million for the nine months ended September 30, 2016. The increase of $19.4 million was primarily due to a decline in cash outflows for acquisitions offset by an increase in property and equipment purchases. Included in investing activities for the nine months ended September 30, 2017 was a $56.9 million cash outflow for the purchase of property and equipment, the majority of which related to the build-out of our new headquarters facility. Included in investing activities for the nine months ended September 30, 2016 was net cash paid to acquire AbVitro of $74.6 million.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2017 was $323.2 million compared to $39.9 million for the nine months ended September 30, 2016. The increase of $283.3 million was primarily due to net proceeds of $272.4 million received from the September 2017 follow-on public offering and proceeds of $31.1 million received from the concurrent private placement with Celgene. The increase was offset by lower proceeds received from Celgene's exercise of its annual right to purchase shares of our common stock to "top-up" its ownership in Juno. In the nine months ended September 30, 2017 and 2016 we received proceeds from Celgene of $1.7 million and $47.0 million, respectively, for the exercise of its annual right to purchase shares of our common stock.
Off-Balance Sheet Arrangements
As of September 30, 2017, we did not have any off-balance sheet arrangements or holdings in variable interest entities that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business, primarily related to interest rate sensitivities, the volatility of our stock price, and foreign exchange rates.
Interest Rate Sensitivity
As of September 30, 2017, we had $605.9 million in marketable securities, largely composed of investment grade short- to intermediate-term fixed income securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality.
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
As of September 30, 2017, the estimated fair value of the total success payment obligations was approximately $110.6 million. We recognized an expense of $37.2 million and $61.8 million for the three and nine months ended September 30, 2017, respectively, with respect to the success payment obligations. The success payment liabilities on the condensed consolidated balance sheet as of September 30, 2017 were $84.6 million.
Changes in the fair value of our common stock as of each balance date may have a relatively large change in the estimated valuation of the success payment obligations and associated liability and resulting expense or gain. See Note 4 to our condensed consolidated financial statements included herein for a sensitivity analysis showing the impact that a hypothetical change in the value of our common stock would have had on our results for the three months ended September 30, 2017.

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
ITEM 4.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2017, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
USPTO Proceedings
In August 2015, Kite Pharma, Inc. ("Kite") filed a petition with the U.S. Patent & Trademark Office (the "USPTO") for inter partes review of U.S. Patent No. 7,446,190 (the "'190 Patent"), a patent that we have exclusively licensed from MSK. In February 2016, the USPTO determined to initiate the inter partes review proceedings, in Kite Pharma, Inc. v. Sloan Kettering Institute for Cancer Research, Case IPR2015-01719. As the exclusive licensor, we opted to exercise our right to control the defense of the patent in the proceedings. A hearing was held before the USPTO Patent Trial and Appeal Board on October 20, 2016. On December 16, 2016, the USPTO Patent Trial and Appeal Board issued a final written decision upholding all the claims of this patent. On February 16, 2017, Kite appealed the USPTO Patent Trial and Appeal Board’s final written decision to the U.S. Court of Appeals for the Federal Circuit. Kite filed its opening brief on June 29, 2017. Our opening brief was filed on October 10, 2017, and Kite's Reply Brief is due on December 15, 2017. We will incur expenses associated with the appeal, which expenses may be substantial. If we are unsuccessful in the appeal and the USPTO's decision is reversed, one or more of the patent's claims could be narrowed or invalidated, but we do not expect that this would have a material adverse effect on our business.
Intellectual Property Litigation
On December 19, 2016, we filed a complaint for declaratory judgment of infringement of U.S. Patent No. 7,446,190 against Kite. The lawsuit was filed in federal district court in Delaware. The complaint alleges that Kite's axicabtagene ciloleucel (KTE-C19) product does or will infringe claims 1-3, 5, 7-9, and 11 of the '190 Patent. We sought, among other things, a declaratory judgment that axicabtagene ciloleucel does or will infringe these claims of the '190 Patent. On February 23, 2017, Kite filed a motion to dismiss the complaint. On March 23, 2017, we filed an opposition to Kite's motion to dismiss. On April 6, 2017, Kite filed a reply in support of its motion to dismiss. The district court granted Kite’s motion to dismiss on June 13, 2017, reasoning that the court lacked subject matter jurisdiction due to the "speculative" nature of FDA approval for Kite’s axicabtagene ciloleucel product.
On September 1, 2017, we filed a complaint against Kite in the federal district court for the Central District of California for infringement and declaratory judgment of infringement of U.S. Patent No. 7,446,190. The complaint alleges that KTE-C19 infringes claims 1-3, 5, 7-9, and 11 of the '190 Patent, based in part on Kite’s manufacturing and stockpiling of KTE-C19 retroviral vector intended for commercial use. We are seeking, among other things, both a judgment that Kite has infringed these claims of the '190 Patent, and a declaratory judgment that Kite does or will infringe the '190 Patent.
 On October 18, 2017, the same day the FDA approved Kite’s Yescarta KTE-C19 product, we filed a second complaint against Kite in the federal district court for the Central District of California. The complaint alleges that Yescarta infringes claims 1-3, 5, 7-9, and 11 of the '190 Patent. We are seeking, among other things, a judgment that Kite has infringed these claims of the '190 Patent based on its commercialization of Yescarta.
Contract Litigation
See Note 11 to our condensed consolidated financial statements included in this report for a description of our contract litigation with City of Hope.
Securities and Derivative Litigation
See Note 11 to our condensed consolidated financial statements included in this report for a description of a putative class action and a purported derivative action involving Juno.

ITEM 1A.     RISK FACTORS
The following section includes the most significant factors that may adversely affect our business and operations. You should carefully consider the risks and uncertainties described below and all information contained in this report, including our financial statements and the related notes and Part I—Item 2—"Management’s Discussion and Analysis of Financial Condition and Results of Operations," before deciding to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
Risks Related to Our Business and Industry
We are a clinical-stage company and have a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.
We are a clinical-stage biopharmaceutical company that was formed in August 2013. We have no cell-therapy products approved for commercial sale and as of September 30, 2017, had not generated any revenue from such products. We are focused on developing products that use human cells as therapeutic entities and, although there have been significant advances in cell-based immunotherapy, our T cell technologies are new and largely unproven. Our limited operating history, particularly in light of the rapidly evolving cancer immunotherapy field, may make it difficult to evaluate our current business and predict our future performance. Our short history as an operating company makes any assessment of our future success or viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage companies in rapidly evolving fields. If we do not address these risks successfully, our business will suffer.
We have incurred net losses in each period since our inception and anticipate that we will continue to incur net losses in the future.
We are not profitable and have incurred losses in each period since our inception. For the nine months ended September 30, 2017, we reported a net loss of $301.1 million. As of September 30, 2017, we had an accumulated deficit of $1.13 billion, which includes $51.1 million related to non-cash deemed dividends, $174.4 million in upfront fees to acquire technology, of which $100.5 million was paid in cash and $73.9 million was paid through the issuance of common stock, non-cash expense of $165.8 million associated with the change in the estimated fair value and elapsed service period for our potential and actual success payment liability to FHCRC and MSK, expense of $23.2 million associated with non-cash milestones, non-cash gain of $5.6 million associated with the change in the estimated value of our contingent consideration liabilities, and $10.7 million of expense associated with our convertible preferred stock options. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our product candidates, scale-up manufacturing capabilities and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems.
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
We are collaborating with Celgene pursuant to the Celgene Collaboration Agreement, under which we and Celgene will research, develop, and commercialize novel cellular therapy product candidates and other immuno-oncology and immunology therapeutics, including, in particular, CAR and TCR product candidates. Contingent upon the payment of certain upfront payments, Celgene may exercise options to acquire exclusive licenses in territories outside North America and China to certain therapeutics we develop and each party may exercise certain options to co-develop and co-commercialize product candidates developed, or acquired or in-licensed, by the other party. If Celgene does not exercise its options, or if Celgene exercises an option for a program (as it has for our CD19 program) but later the license agreement with Celgene for such program is terminated, we will be responsible for the full costs of funding further worldwide development of the relevant product candidates, which would cause our expenses to increase, unless we choose not to pursue further development of such product candidates or we enter into another collaboration for such product candidates, which may not be possible within an acceptable timeframe or on suitable terms. Additionally, either we or Celgene may opt not to fund a study led by the other under an active license agreement, such as the Celgene CD19 License, and if Celgene opts not to fund a Juno-led study, then we would be responsible for the full cost of that study until such time, if ever, that Celgene determines to opt back in to the study at a premium to obtain the right to use data from that study in Celgene's territories. Similarly, our expenses would increase if we exercise an option to co-develop and co-commercialize any product candidate developed, or in-licensed or acquired, by Celgene.
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
Additionally, because our technology involves the genetic modification of patient cells ex vivo using a virus, we are subject to many of the challenges and risks that gene therapies face, including:

•
Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. To date, only three products that involve the genetic modification of patient cells has been approved in the United States and only one has been approved in the European Union ("EU").

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
Our near-term ability to generate product revenue is dependent on the success of one or more of our CD19 product candidates, each of which are in clinical development and will require significant additional clinical testing before we can seek regulatory approval and begin commercial sales.
Our near-term ability to generate product revenue is highly dependent on our ability to obtain regulatory approval of and successfully commercialize one or more of our CD19 product candidates. Our lead product candidate, JCAR017, is in clinical development, has been tested in a relatively small number of patients, and will require additional clinical and nonclinical development, regulatory review and approval in each jurisdiction in which we intend to market the product, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts before we can generate any revenue from product sales. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety, purity, and potency of the product candidates in humans. We cannot be certain that any of our product candidates will be successful in clinical studies and they may not receive regulatory approval even if they are successful in clinical studies.
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
Prior to the Juno-sponsored Phase I clinical trial of JCAR017 and the Phase II clinical trial of JCAR015, both of which began in 2015, we had not sponsored any clinical trials relating to our CD19 product candidates or other product candidates. Instead, faculty members at our third-party research institution collaborators, or those institutions themselves, sponsored all clinical trials relating to these product candidates, in each case under their own INDs. We have now assumed control of the U.S. clinical and regulatory development of JCAR017 in NHL for future clinical trials. We may assume control over the clinical and regulatory development of other product candidates in the future, in which case we will need to obtain sponsorship of the INDs or file new Juno-sponsored INDs. Failure to obtain, or delays in obtaining, sponsorship of INDs or in filing new Juno-sponsored INDs for these or any other product candidates we determine to advance could negatively affect the timing of our potential future clinical trials. Any such impacts on timing could increase research and development costs and could delay or prevent obtaining regulatory approval for our product candidates, either of which could have a material adverse effect on our business.
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
Although we have assumed control of the overall clinical and regulatory development JCAR017 in NHL going forward, we expect to be dependent on our contractual arrangements with collaborators for certain of our JCAR017 trials and for ongoing and planned trials for our other product candidates until we determine to assume control of the clinical and regulatory development of those candidates. Such arrangements provide us certain information rights with respect to certain previous, planned, or ongoing trials of our product candidates, including access to and the ability to use and reference the data, including for our own regulatory filings, resulting from such trials. Even after we assume control of the overall clinical and regulatory development of a product candidate, including JCAR017, we will still remain dependent on such contractual data rights for use in our clinical and regulatory development activities. If these obligations are breached by our collaborators, or if the data, or our data rights, prove to be inadequate compared to the first-hand knowledge we might have gained had the completed trials been Juno-sponsored trials, then our ability to design and conduct our Juno-sponsored clinical trials may be adversely affected. Additionally, the FDA may disagree with the sufficiency of the preclinical, manufacturing, or clinical data generated by these prior collaborator-sponsored trials, or our interpretation of preclinical, manufacturing, or clinical data from these clinical trials. If so, the FDA may require us to obtain and submit additional preclinical, manufacturing, or clinical data before we may begin our planned trials and/or may not accept such additional data as adequate to begin our planned trials.
Additionally, we may remain dependent on our third-party research institution collaborators for other support services in connection with our Juno-sponsored clinical trials.
We may encounter substantial delays in our clinical trials, or may not be able to conduct our trials on the timelines we expect.
Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. We expect that the early clinical work performed by our third-party research institution collaborators will help support the filing with the FDA of multiple INDs for our product candidates in the next five years. However, we cannot be sure that we will be able to submit INDs at this rate, and we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin. Moreover, even if these trials begin, issues may arise that could suspend or terminate such clinical trials. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely completion of clinical development include:

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
Research and development collaborations, including those we have entered into with Celgene, Fate Therapeutics, Editas, and MedImmune, are subject to numerous risks, which may include the following:

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

In particular, for product candidates in our CD19 program and product candidates from any other programs for which Celgene opts to exercise its options under the Celgene Collaboration Agreement, we may have limited influence or control over their approaches to development and commercialization in the territories in which they lead development and commercialization, including the choice of which product candidates Celgene determines to advance in those territories. Although we will still lead development and commercialization activities in North America and China for our product candidates arising from our CD19 program and any other program for which Celgene exercises an option, Celgene’s development and commercialization activities in the territories where it is the lead party may adversely impact our own efforts in North America and China and lead to changes to clinical and regulatory development strategy for associated product candidates that may impact development timelines. Celgene may also assist us with conducting some of our clinical trials in North America, which will cause us to be dependent in part on Celgene's efforts for our development activities in North America. Celgene will also require some level of assistance from us with respect to product candidates from the CD19 program and product candidates from any other programs it opts into, and this assistance could be burdensome on our organization and resources and disrupt our own development and commercialization activities. Celgene will also be subject to many of the same risks that are set forth in this "Risk Factors" section pertaining to operations and government regulation, which may adversely affect Celgene’s ability to develop and commercialize collaboration products.
In early 2016, we and WuXi AppTec formed a new company, JW Therapeutics (Shanghai) Co., Ltd, to develop and commercialize cell-based immunotherapies for patients with hematologic and solid organ cancers in China. We have limited control over JW Therapeutics (Shanghai) Co., Ltd and its affiliated companies and so we will be subject to many of the same risks set forth above with respect to collaborations. JW Therapeutics (Shanghai) Co., Ltd and its affiliated companies will also be subject to many of the same risks that are set forth in this "Risk Factors" section pertaining to operations, government regulation, and intellectual property, which may adversely affect JW Therapeutics (Shanghai) Co., Ltd and its affiliated companies' ability to develop and commercialize products.
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
We are conducting a Phase I trial in adult r/r NHL with JCAR017, which we refer to as the TRANSCEND trial, and are currently enrolling the cohort that we believe may support registration , and we plan to conduct additional clinical trials in other B cell malignancies, including r/r CLL, adult r/r ALL, and pediatric r/r ALL, using this product candidate or a next generation product candidate. If the results of these trials are sufficiently compelling, we intend to discuss with the FDA the potential for filing biologics license applications ("BLAs") for accelerated approval of the associated product candidates as treatments for patients who are refractory to currently approved treatments in these indications.
The FDA generally requires a BLA to be supported by two adequate and well-controlled Phase III studies or one large and robust, well-controlled Phase III study in the patient population being studied that provides substantial evidence that a biologic is safe, pure and potent. Phase III clinical studies typically involve hundreds of patients, have significant costs and take years to complete. However, product candidates studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA may require a sponsor of a drug or biologic receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug or biologic may be subject to withdrawal procedures by the FDA that are more accelerated than those available for regular approvals. We believe our accelerated approval strategy is warranted given the currently limited alternative therapies for patients with r/r NHL, r/r CLL, r/r ALL, and r/r multiple myeloma but the FDA may not agree or competing or alternative therapies may enter the market that cause the FDA to determine that the accelerated approval framework is no longer appropriate in those indications. The FDA may ultimately require one or multiple Phase III clinical trials prior to approval, particularly because our product candidates are novel and personalized treatments.
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
Our clinical trial results may also not support approval, whether accelerated approval, conditional marketing authorizations, or standard approval procedures. The results of preclinical and clinical studies may not be predictive of the results of later-stage clinical trials, and product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through preclinical studies and initial clinical trials. In addition, our product candidates could fail to receive regulatory approval for many reasons, including the following:

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
The clinical trials and manufacturing of our product candidates are, and the manufacturing and marketing of our products will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. In particular, because our product candidates are subject to regulation as biological drug products, we will need to demonstrate that they are safe, pure, and potent for use in their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use. The risk/benefit profile required for product licensure will vary depending on these factors and may include not only the ability to show tumor shrinkage, but also adequate duration of response, a delay in the progression of the disease, and/or an improvement in survival, and an acceptable safety profile. For example, response rates from the use of our product candidates may not be sufficient to obtain regulatory approval unless we can also show an adequate duration of response. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Similarly, the final results from a clinical trial may not be as good as interim results reported earlier in the same clinical trial. Additionally, the results of studies in one set of patients or line of treatment may not be predictive of those obtained in another. We expect there may be greater variability in results for products processed and administered on a patient-by-patient basis, as anticipated for our product candidates, than for "off-the-shelf" products, like many other drugs. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization.
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
As with most biological drug products, use of our product candidates could be associated with side effects or adverse events which can vary in severity from minor reactions to death and in frequency from infrequent to prevalent. It is not uncommon for there to be treatment-related deaths in clinical trials in advanced cancer patients, and even some standard of care treatments, such as HSCT, are associated with a level of treatment-related mortality. Undesirable side effects or unacceptable toxicities caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical trials. As of a data cutoff date of August 11, 2017 for JCAR015 and August 10, 2017 for JCAR017, treatment-emergent adverse events, whether or not treatment related, occurring in at least 25% of patients across trials conducted under a Juno-sponsored IND include cytokine release syndrome ("CRS"), nausea, diarrhea, vomiting, decreased appetite, fatigue, headache, hypokalemia, neutropenia, anemia, thrombocytopenia, and events of neurotoxicity, including confusional state, aphasia, encephalopathy, tremor, muscular weakness, and somnolence. Similar adverse events have been observed in trials conducted by our collaborators. Characteristic symptoms of CRS include fever, low blood pressure, nausea, difficulty breathing, and oxygen deficiency. Some of these treatment-emergent adverse events from our or our collaborators' clinical trials have required admission to the intensive care unit and, in some severe cases, have resulted in death. Fatal events of cerebral edema have also been observed.
Undesirable side effects or deaths in clinical trials with our product candidates may cause the FDA or comparable foreign regulatory authorities to place a clinical hold on the associated clinical trials, to require additional studies, or otherwise to delay or deny approval of our product candidates for any or all targeted indications. For instance, in July 2016, the FDA placed our JCAR015 Phase II trial in r/r ALL on clinical hold after we observed an increased incidence of severe neurotoxicity, including two patients who died in late June 2016 from cerebral edema. After a protocol amendment, the clinical hold was removed a few days later and the trial resumed. However, in November 2016, the FDA again placed our trial on clinical hold after the occurrence of two more deaths from cerebral edema in the trial. Following the November 2016 events, we conducted an investigation into the toxicity and identified multiple factors that may have contributed to this increased risk, including patient specific factors, the conditioning chemotherapy patients received, and factors related to the product, but we cannot know that we have identified the root causes of the toxicity to sufficiently prevent its occurrence in the future. We subsequently determined to discontinue Juno development of JCAR015. We cannot provide any assurances that there will not be further treatment-related severe adverse events or deaths with other product candidates, from cerebral edema or otherwise, that the trials for those other product candidates will not be placed on clinical hold in the future, or that patient recruitment for trials with our other product candidates will not be adversely impacted by the events with JCAR015, any of which could materially and adversely affect our business and prospects.
Negative side effects could also result in a more restrictive label, or a boxed warning on the label, for any product that is approved. We may also be required by the FDA to create a risk evaluation and mitigation strategy ("REMS") plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers, and/or other elements to assure safe use, such as restricted distribution methods and patient registries.
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
Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, including during any long-term follow-up observation period recommended or required for patients who receive treatment using our products, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw approvals of such product or we may voluntarily halt the sale of such product;

•	regulatory authorities may require additional warnings on the label;

•	we may be required by the FDA to create a new REMS plan;

•	we could be sued and held liable for harm caused to patients; and

•	our reputation may suffer.
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

•
clinicians' and patients' perceptions as to the potential advantages and side effects of the product candidate being studied in relation to other available therapies, including any new drugs or treatments that may be approved for the indications we are investigating;

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
Clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Because our product candidates are based on new technologies and manufactured on a patient-by-patient basis, we expect that they will require extensive research and development and have substantial manufacturing costs. In addition, costs to treat patients with r/r cancer and to treat potential side effects that may result from our product candidates can be significant. Some clinical trial sites may not bill, or obtain coverage from, Medicare, Medicaid, or other third-party payors for some or all of these costs for patients enrolled in our clinical trials, and we may be required by those trial sites to pay such costs. Accordingly, our clinical trial costs are likely to be significantly higher per patient than those of more conventional therapeutic technologies or drug products. In addition, our proposed personalized product candidates involve several complex and costly manufacturing and processing steps, the costs of which will be borne by us. Depending on the number of patients we ultimately enroll in our trials, and the number of trials we may need to conduct, our overall clinical trial costs may be higher than for more conventional treatments.
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

•	competitors may develop alternatives that render our product candidates obsolete or less attractive;

•	product candidates we develop may nevertheless be covered by third parties' patents or other exclusive rights;

•	the market for a product candidate may change during our program so that the continued development of that product candidate is no longer reasonable;

•	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and

•	a product candidate may not be accepted as safe and effective by patients, the medical community or third-party payors, if applicable.
If any of these events occur, we may be forced to abandon our development efforts for a program or programs, or we may not be able to identify, discover, develop, or commercialize additional product candidates, which would have a material adverse effect on our business and could potentially cause us to cease operations.

Even if we receive FDA approval to market our product candidates, whether for the treatment of cancers or other diseases, we cannot assure you that any such product candidates will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. Further, because of our limited financial and managerial resources, we are required to focus our research programs on certain product candidates and on specific diseases. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forgo or delay pursuit of opportunities with other product candidates or other diseases that may later prove to have greater commercial potential, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to retain sole development and commercialization rights. For additional information regarding the factors that will affect our ability to achieve revenue from product sales, see the risk factor above "—We have never generated any revenue from sales of cell-therapy products and our ability to generate revenue from cell-therapy product sales and become profitable depends significantly on our success in a number of factors."
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
Our product candidates are biologics and the process of manufacturing our products is complex, highly-regulated and subject to multiple risks. The manufacture of our product candidates involves complex processes, including harvesting T cells from patients, genetically modifying the T cells ex vivo, multiplying the T cells to obtain the desired dose, and ultimately infusing the T cells back into a patient’s body. As a result of the complexities, the cost to manufacture biologics in general, and our genetically modified cell product candidates in particular, is generally higher than traditional small molecule chemical compounds, and the manufacturing process is less reliable and is more difficult to reproduce. Our manufacturing process will be susceptible to product loss or failure, or product variation that may adversely impact patient outcomes, due to logistical issues associated with the collection of white blood cells, or starting material, from the patient, shipping such material to the manufacturing site, shipping the final product back to the patient, and infusing the patient with the product, manufacturing issues or different product characteristics resulting from the differences in patient starting materials, variations between reagent lots, interruptions in the manufacturing process, contamination, equipment or reagent failure, improper installation or operation of equipment, vendor or operator error, inconsistency in cell growth, and variability in product characteristics. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. If for any reason we lose a patient’s starting material or later-developed product at any point in the process, the manufacturing process for that patient will need to be restarted and the resulting delay may adversely affect that patient’s outcome. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Because our product candidates are manufactured for each particular patient, we will be required to maintain a chain of identity with respect to materials as they move from the patient to the manufacturing facility, through the manufacturing process, and back to the patient. Maintaining such a chain of identity is difficult and complex, and failure to do so could result in adverse patient outcomes, loss of product, or regulatory action including withdrawal of our products from the market, if licensed.
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
We also may make changes to our manufacturing process at various points during development, and even after commercialization, for various reasons, such as controlling costs, achieving scale, decreasing processing time, increasing manufacturing success rate, or other reasons. During the course of the TRANSCEND trial, we have made changes to the JCAR017 manufacturing process to support commercialization. Changes to our manufacturing process carry the risk that they will not achieve their intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of our ongoing clinical trials, future clinical trials, or the performance of the product once commercialized. In some circumstances, changes in the manufacturing process may require us to perform ex vivo comparability studies and to collect additional data from patients prior to undertaking more advanced clinical trials. For instance, changes in our process during the course of clinical development may require us to show the comparability of the product used in earlier clinical phases or at earlier portions of a trial to the product used in later clinical phases or later portions of the trial. We may also make further changes to our manufacturing process before or after commercialization, and such changes may require us to show the comparability of the resulting product to the product used in the clinical trials using earlier processes. We may be required to collect additional clinical data from any modified process prior to obtaining marketing approval for the product candidate produced with such modified process. If clinical data are not ultimately comparable to that seen in the earlier trials or earlier in the same trial in terms of safety or efficacy, we may be required to make further changes to our process and/or undertake additional clinical testing, either of which could significantly delay the clinical development or commercialization of the associated product candidate.
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

•
Our contract manufacturers may not perform as agreed, may not devote sufficient resources us, or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store, and distribute the materials or reagents used in the manufacture of our product candidates.

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
We rely to a significant extent at present on our third-party research institution collaborators for research and development capabilities. Currently, SCRI is conducting a Phase I trial using JCAR023 to address refractory or recurrent pediatric neuroblastoma; FHCRC is conducting a Phase I/II clinical trial using JCAR014 to address r/r ALL, NHL, and CLL, including in combination with ibrutinib in CLL, a Phase Ib trial using JCAR014 in combination with durvalumab to address r/r NHL, a Phase I trial using a CD19-directed product candidate incorporating a fully human binding domain to address certain r/r B cell malignancies, a Phase I trial using JCAR024 to address advanced stage ROR-1 expressing cancers, a Phase I/II trial using JTCR016 to address newly diagnosed or relapsed high risk adult myeloid leukemia, a Phase I/II trial using JTCR016 to address advanced NSCLC and mesothelioma, and a Phase I clinical trial using a fully-human BCMA-directed CAR product candidate to address r/r multiple myeloma; MSK is conducting Phase I clinical trial using a fully-human BCMA-directed CAR product candidate to address r/r multiple myeloma, a Phase I trial with JCAR020 to address advanced stage ovarian cancer, and a Phase I trial with a CD19/4-1BBL "armored" CAR to address r/r CLL; Peter MacCallum Cancer Centre is conducting a Phase I clinical trial using a Lewis Y-directed CAR T cell product candidate to address advanced stage lung cancer and other Lewis Y-expressing advanced stage tumors; and the NCI is conducting a clinical trial of JCAR018 for the treatment of pediatric and young adult r/r ALL and r/r NHL. SCRI is also conducting the Phase II portion of a Phase I/II trial with a CD19-directed CAR in pediatric patients with r/r ALL. SCRI has used a manufacturing process for many patients in the trial’s Phase II portion that is different than the process SCRI used in the Phase I portion of the trial and the process we use in the TRANSCEND trial to manufacture JCAR017. Differences in manufacturing process may contribute to meaningful product differences that could affect patient outcomes or our ability to rely on the data from these studies in support of regulatory submission for our product candidates that are manufactured differently than those evaluated in these studies.
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
Our existing agreements with our collaboration partners may be subject to termination by the counterparty upon the occurrence of certain circumstances as described in more detail under the caption "Licenses and Third-Party Collaborations" in Part I—Item 1—"Business" of the 2016 Annual Report. If any of our collaboration partners terminates their collaboration agreement, the research and development of the relevant product candidate would be suspended, and we may be unable to research, develop, and license future product candidates. We may be required to devote additional resources to the development of our product candidates or seek a new collaboration partner, and the terms of any additional collaborations or other arrangements that we establish may not be favorable to us. In addition, there is a natural transition period when a new third party begins work. In addition, switching or adding third parties to conduct our clinical trials involves substantial cost and requires extensive management time and focus. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines.
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
We could also be adversely affected in the future by changes in applicable tax laws, regulations, or administrative interpretations thereof. The Trump Administration and key members of Congress have made public statements indicating that U.S. corporate tax reform is a high priority, and Congress is expected to propose sweeping changes to the U.S. tax system, including changes to corporate tax rates and the taxation of income earned outside the United States (including the taxation of previously unrepatriated foreign earnings). A change to the U.S. tax system, a change to the tax system in a jurisdiction where we have significant operations, or a change in tax law in other jurisdictions where we do business, could have a material and adverse effect on our business and on the results of our operations.
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
As of September 30, 2017, we had $1.06 billion in cash, cash equivalents, and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next 12 months. However, changing circumstances or business opportunities, within or beyond our control, may lead us to use our capital faster than we currently anticipate. We may ultimately need to raise additional funds for the further development and commercialization of our product candidates or to pursue strategic transactions and other business opportunities that arise.
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
We and Celgene have agreed in principle to enter into an agreement to license Celgene a subset of the technology acquired from AbVitro and to grant Celgene options to certain related potential product rights emanating from the acquired technology. However, we may never come to agreement with Celgene on the formal terms of such an agreement, in which case we will not receive the financial benefits of such an agreement. Even if we do come to agreement with Celgene, it may not be on terms that are favorable to us as expected.
We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize our product candidates.
We depend and expect to continue depending upon independent investigators and other third parties to conduct our clinical trials under agreements with universities, medical institutions, CROs, strategic partners, and others. At present, we contract directly with all of our trial sites, and therefore have to negotiate budgets and contracts with each trial site, which may result in delays to our development timelines and increased costs. If we transition to a CRO to manage the conduct of our clinical trials, we will also have to negotiate budgets and contracts with such CRO, which may similarly lead to delays and increased costs.
We rely and expect to continue relying heavily on third parties over the course of our clinical trials, and as a result will have limited control over the clinical investigators and limited visibility into their day-to-day activities, including with respect to how they are providing and administering T cell therapy. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol and legal, regulatory, and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators, and trial sites. If we or any of these third parties fail to comply with applicable GCP regulations, some or all of the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional nonclinical or clinical trials or to enroll additional patients before approving our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials complies with the GCP regulations. In addition, our clinical trials must be conducted with biologic product produced under cGMP regulations and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.
Any third parties conducting our clinical trials are not and will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing preclinical, clinical, and nonclinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed, or terminated and we may not be able to complete development of, obtain regulatory approval for or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenue could be delayed. We have disclosed in the 2016 Annual Report and various corporate presentations certain investigator-reported interim data from some of our trials, including interim data for which we have not yet independently reviewed the source data. We also sometimes rely on such investigator-reported interim data in making business decisions. Independent review of the data by us or by an independent review board could fail to confirm the investigator- reported interim data, which may lead to revisions in disclosed clinical trial results in the future. Any such revisions that reveal more negative data than previously disclosed investigator-reported interim data could have an adverse impact on our business prospects and the trading price of our common stock. Such revisions could also reduce investor confidence in investigator-reported interim data that we disclose in the future.
If any of our relationships with trial sites, or any CRO that we may use in the future, terminates, we may not be able to enter into arrangements with alternative trial sites or CROs or do so on commercially reasonable terms. Switching or adding additional trial sites or CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO begins work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines and such delays could have a material adverse impact on our business, financial condition, and prospects.
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
Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers in a position to receive third line therapy and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research and may prove to be incorrect. Regulatory authorities also may establish narrower definitions around when a patient is ineligible for other treatments than we have used in our projections, and that would reduce the size of the patient population eligible for our product candidates. Further, new studies may change the estimated incidence or prevalence of these cancers. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. For instance, with our CD19 product candidates we expect to initially target a small patient population that suffers from certain types of aggressive NHL, r/r CLL, and r/r ALL. Even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications, including use as a first or second line therapy.

Our market opportunities may also be limited by competitor treatments that may enter the market. See the risk factor below "—We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively."
We plan to seek orphan drug designation for some or all of our product candidates across various indications, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug designation, including market exclusivity, which may cause our revenue, if any, to be reduced.
Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States for that drug or biologic. In order to obtain orphan drug designation, the request must be made before submitting a BLA. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
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
We plan to seek orphan drug designation for some or all of our product candidates in specific orphan indications in which there is a medically plausible basis for the use of these products. We have obtained orphan drug designation for JCAR017 for the treatment of each of DLBCL, CLL, ALL and follicular lymphoma, and for JCARH125 for the treatment of multiple myeloma. Even when we obtain orphan drug designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition, or if a subsequent applicant demonstrates clinical superiority over our products, if approved. In addition, although we intend to seek orphan drug designation for other product candidates, we may never receive such designations.
We plan to seek but may fail to obtain breakthrough therapy designation and Regenerative Medicine Advanced Therapy designation, and Celgene may seek but may fail to obtain access to PRIME, for some or all of our CD19 product candidates across various indications.
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
In 2017, the FDA established a Regenerative Medicine Advanced Therapy ("RMAT") designation as part of its implementation of the 21st Century Cures Act. The RMAT designation program is intended to fulfill the 21st Century Cures Act requirement that the FDA facilitate an efficient development program for, and expedite review of, any drug that meets the following criteria: (1) it qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. Like breakthrough therapy designation, RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. RMAT-designated products that receive accelerated approval may, as appropriate, fulfill their post-approval requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real world evidence (such as electronic health records); through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy.
We have obtained breakthrough therapy designation and RMAT designation for JCAR017 for the treatment of r/r aggressive large B cell NHL, including DLBCL, not otherwise specified (de novo or transformed from indolent lymphoma), primary mediastinal B-cell lymphoma, or follicular lymphoma grade 3B. Celgene has obtained access to PRIME for JCAR017 for the treatment of r/r DLBCL. We intend to seek breakthrough therapy designation and RMAT designation, and Celgene may seek access to PRIME, for some or all of our other product candidates that may qualify. There is no assurance that we will obtain breakthrough therapy designation or RMAT designation, or that Celgene will obtain access to PRIME, for any of our other product candidates.
Breakthrough therapy designation, RMAT designation, and PRIME eligibility do not change the standards for product approval, and there is no assurance that such designation or eligibility will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the breakthrough therapy designation, RMAT designation, or PRIME eligibility. Additionally, breakthrough therapy designation, RMAT designation, and access to PRIME can each be revoked if the criteria for eligibility cease to be met as clinical data emerges.
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
Under our collaboration with Celgene, for Juno-developed programs that Celgene opts into, as it has for our CD19 program, Celgene will lead development and commercialization activities outside of North America and China, but we will still be responsible for leading such activities in North America and China. If Celgene does not opt into a program for one of our product candidates that we move to commercialization, we will alone be responsible for commercialization activities worldwide, unless we find another collaborator to assist with the sales and marketing of our products.
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
As a result of the acquisition of Stage Cell Therapeutics GmbH, we acquired a German subsidiary with employees in Germany. We also plan to seek regulatory approval of our product candidates outside of the United States. Accordingly, we expect that we, Celgene, JW Therapeutics (Shanghai) Co., Ltd, and any other potential collaborators that have operations in foreign jurisdictions, will be subject to additional risks related to operating in foreign countries, including:

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
Specifically, genetically engineering T cells faces significant competition in both the CAR and TCR technology space from multiple companies and their collaborators, such as Novartis/Penn, Kite / Gilead Sciences, Inc. ("Gilead") / NCI, Cellectis / Pfizer / Servier, Johnson & Johnson / Transposagen Biopharmaceuticals, bluebird bio, Nanjing Legend Biotech Co., Bellicum, Celyad, Cell Design Labs, NantKwest, Intrexon / Ziopharm / MD Anderson Cancer Center, Unum Therapeutics, Adaptimmune / GlaxoSmithKline, ImmunoCellular Therapeutics, Adicet Bio, and Autolus. We also face competition from non-cell based treatments offered by companies such as Amgen, Pfizer, Abbvie, AstraZeneca, Bristol-Myers, Incyte, Merck, Roche, Regeneron, Corvus, Macrogenics, Mustang Bio, Inc., and Johnson & Johnson. In particular, in August 2017 Novartis received approval from the FDA for Kymriah (tisagenlecleucel), formerly known as CTL019, for the treatment of pediatric and young adult r/r ALL. Additionally, in October 2017, Kite received approval from the FDA for Yescarta (axicabtagene ciloleucel), formerly known as KTE-C19, for treatment of patients with r/r NHL. Kite has been acquired by Gilead.
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
As of September 30, 2017, we had 589 employees worldwide, most of whom are full time. As our development and commercialization plans and strategies develop, we must add a significant number of additional research and development, managerial, operational, sales, marketing, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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
We have made or entered into several acquisitions or strategic partnerships, such as our acquisitions of AbVitro and RedoxTherapies, Inc. in 2016, and we may continue to evaluate various acquisitions and strategic partnerships, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses.
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
Our success payment obligations to FHCRC and MSK are recorded as a liability on our balance sheet. Under GAAP, we are required to estimate the fair value of this liability as of each quarter end and changes in estimated fair value are amortized using the accelerated attribution method over the remaining term of the corresponding collaboration agreement. Factors that may lead to increases or decreases in the estimated fair value of this liability include, among others, changes in the value of the common stock, change in volatility, changes in the applicable term of the success payments, changes in the risk free rate, and changes in the estimated indirect costs that are creditable against FHCRC and MSK success payments. A small change in the inputs and related assumptions may have a relatively large change in the estimated valuation and associated liability and resulting expense or gain. For instance, see Note 4 to our condensed consolidated financial statements included in this report for a sensitivity analysis showing the impact that a hypothetical change in the value of our common stock would have had on our results for the three months ended September 30, 2017. As a result, our operating results and financial condition as reported by GAAP may fluctuate significantly from quarter to quarter and from year to year and may reduce the usefulness of our GAAP financial statements.
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
The FDA strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. The policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. Notably, on January 30, 2017, President Trump issued an Executive Order directing all executive agencies, including the FDA, that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the "two-for-one" provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the "two-for-one" provisions may apply not only to agency regulations, but also to significant agency guidance documents. On February 24, 2017, President Trump issued another Executive Order obligating agencies to designate regulatory reform officers to oversee implementation of regulatory reform initiatives, including the two-for-one provisions described in the January 30, 2017 Executive Order. On September 8, 2017, the FDA published notices in the Federal Register soliciting broad public comment to identify regulations that could be modified, repealed, or replaced in furtherance of these Executive Orders. It is difficult to predict how these orders will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose restrictions on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. In addition, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.
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
Our product candidates are regulated as biologic products, which may face competition from biosimilars, potentially sooner than anticipated.
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
In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage will be obtained or that payors will permit open access to our products. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of our genetically modified products. Patients are unlikely to use our product candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our product candidates. Because our product candidates have a higher cost of goods than conventional therapies, and may require long-term follow up evaluations, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater.
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
Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Affordable Care Act was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future, particularly in light of the new presidential administration and Congress. In addition, Congress will likely continue to seek to modify, repeal, or otherwise invalidate all of, or certain provisions of, the Affordable Care Act. At this time, the full effect that the Affordable Care Act and any subsequent legislation or executive action would have on our business remains unclear.
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
There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. For instance, there have recently been public hearings in the Congress concerning pharmaceutical product pricing and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. Additionally, at the state-level, individual states in the U.S. have increasingly been active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

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
Disputes may also arise between us and our licensors regarding intellectual property subject to a license agreement, including those relating to:

•	the scope of rights granted under the license agreement and other interpretation-related issues;

•	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the license agreement;

•	our right to sublicense patent and other rights to third parties under collaborative development relationships;

•	whether we are complying with our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates;

•	the amount and timing of payments owed under license agreements; and

•	the allocation of ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and by us and our partners.
If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates. We are generally also subject to all of the same risks with respect to protection of intellectual property that we license as we are for intellectual property that we own, which are described below. If we or our licensors fail to adequately protect this intellectual property, our ability to commercialize our products could suffer. For an example of the risks relating to such disputes, see the risk factor below "—We are involved in litigation that may be expensive and time consuming, and if resolved adversely, could harm our business, financial condition, or results of operations."
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
Composition of matter patents for biological and pharmaceutical products such as CAR or TCR product candidates are generally considered to be the strongest form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. We cannot be certain, however, that the claims in our pending patent applications covering the composition of matter of our product candidates will be considered patentable by the USPTO, or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products "off-label" for those uses that are covered by our method of use patents. Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute.
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

Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Third parties may assert that we infringe their patents, or that we are otherwise employing their proprietary technology without authorization, and may sue us. For instance, Novartis has asserted in writing its belief that we infringe the following patents controlled by Novartis: U.S. Patent Nos. 7,408,053, 7,205,101, 7,527,925, and 7,442,525. There may be third-party patents of which we are currently unaware with claims to compositions, formulations, methods of manufacture, or methods of use or treatment that cover our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies or the manufacture, use, or sale of our product candidates infringes upon these patents. If any such third-party patents were held by a court of competent jurisdiction to cover our technologies or product candidates, the holders of any such patents may be able to block our ability to commercialize the applicable product candidate unless we obtain a license under the applicable patents, or until such patents expire or are finally determined to be held invalid or unenforceable. Such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business.
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
Competitors may infringe our patents or the patents of our licensors. To cease such infringement or unauthorized use, we may be required to file patent infringement claims, which can be expensive and time-consuming. For instance, in September 2017, we filed a complaint against Kite in the federal district court for the Central District of California for infringement and declaratory judgment of infringement of U.S. Patent No. 7,446,190. In addition, in an infringement proceeding or a declaratory judgment action, a court may decide that one or more of our patents is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceeding could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business.
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
As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves, both technological and legal complexity, and is therefore costly, time-consuming, and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on decisions by Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, in Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to naturally-occurring substances are not patentable. Although we do not believe that any of the patents owned or licensed by us will be found invalid based on this decision, we cannot predict how future decisions by Congress, the federal courts or the USPTO may impact the value of our patents.
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
We are involved in litigation that may be expensive and time consuming, and if resolved adversely, could harm our business, financial condition, or results of operations.
As described in Note 11 to our condensed consolidated financial statements included in this report, a consolidated securities class action is pending against Juno and two of our executive officers, a purported derivative action is pending on behalf of Juno against two of our executive officers and certain members of our board of directors, and City of Hope has filed a lawsuit against Juno alleging breach of contract. Defending against these lawsuits will be costly and may significantly divert management’s time and attention from our business. There can be no assurance that a favorable outcome will be obtained. A negative outcome, whether by final judgment or an unfavorable settlement, could result in payments of significant monetary damages or fines and, in the case of the City of Hope litigation could potentially lead to the termination of the City of Hope license, and could adversely affect our business, financial condition, or results of operations.
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
If securities or industry analysts do not continue to publish research reports about our business, or if they issue an adverse opinion about our business, our stock price and trading volume could decline.
The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of the analysts who cover us issues an adverse opinion about our company, our stock price would likely decline. If one or more of these analysts ceases research coverage of us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
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
As of September 30, 2017, we had 113,950,383 shares of common stock outstanding, including 505,410 shares of restricted stock that remained subject to vesting requirements. All 11,109,160 shares acquired by Celgene from us to date under the Celgene Share Purchase Agreement and the private placement that occurred concurrent with the September 2017 follow-on public offering are subject to a market standoff agreement through September 25, 2018, which is 364 days from the date of Celgene’s most recent acquisition of stock from us. Any subsequent acquisitions of shares of our common stock by Celgene will commence another 364 day market standoff period for all Juno shares held by Celgene, subject to certain exceptions.
We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans, including upon the exercise of stock options. These shares can be freely sold in the public market upon issuance.
In connection with the September 2017 follow-on public offering, subject to certain exceptions, we and all of our directors and executive officers have agreed not to offer, sell or agree to sell, directly or indirectly, any shares of common stock without the permission of Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC, through December 20, 2017. When the lock-up period expires, subject to the applicable securities laws, we and our directors and executive officers subject to such lock-up agreements will be able to sell shares in the public market.

As of September 30, 2017, the holders of as many as 19.8 million shares, or 17.4% of our common stock outstanding, have rights, subject to some conditions, under the investor rights agreement with such holders to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Additionally, any shares of common stock issued in the future upon payment of success payments with FHCRC and MSK or upon achievement of the remaining milestone payable in equity under the license with Opus Bio will also be entitled to registration rights under the investor rights agreement. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market. In connection with the Celgene Share Purchase Agreement, we have also entered into a registration rights agreement with Celgene, pursuant to which upon the written request of Celgene at certain times and subject to the satisfaction of certain conditions, we have agreed to prepare and file with the SEC a registration statement on Form S-3 for purposes of registering the resale of the shares specified in Celgene’s written request or, if we are not at such time eligible for the use of Form S-3, use commercially reasonable efforts to prepare and file a registration statement on a Form S-1 or alternative form that permits the resale of the shares.
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
Our principal stockholders and management own a significant percentage of our stock and are able to exercise significant influence over matters subject to stockholder approval.
Our executive officers, directors and our 10% or greater stockholders as of September 30, 2017, together with their respective affiliates, beneficially owned approximately 22.9% of our capital stock as of September 30, 2017, excluding shares underlying outstanding options and restricted stock units. Accordingly, such persons and entities, if they acted together, may be able to significantly influence the composition of the board of directors and the outcome of the vote on many matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. In addition, other than in connection with a change of control, in any vote or action by written consent of our stockholders, including, without limitation, with respect to the election of directors, Celgene has agreed to vote or execute a written consent with respect to all of our voting securities held by Celgene in accordance with the recommendation of our board of directors, limiting the ability of Celgene to vote contrary to our board of directors that you otherwise may believe is in your best interest as our stockholder. This concentration of ownership amongst our significant holders, including Celgene, could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
Celgene has acquired an aggregate of 11,109,160 shares of our common stock to date under the Celgene Share Purchase Agreement and the private placement that occurred concurrent with the September 2017 follow-on public offering and, subject to certain conditions, may purchase additional shares annually to obtain and maintain a 9.76% ownership percentage through June 29, 2020. Furthermore, between June 29, 2019 and June 29, 2025 and between June 29, 2024 and the expiration of the Celgene Collaboration Agreement, subject to certain conditions, Celgene has the option to acquire and maintain an ownership of up to 19.99% and up to 30%, respectively, of our then outstanding shares of common stock. We have also entered into a voting and standstill agreement with Celgene, pursuant to which we have agreed to give Celgene certain board designation rights until at least June 29, 2020, and thereafter for as long as Celgene and its affiliates beneficially own at least 7.5% of the voting power of our outstanding shares. As a result of the concentration of ownership, Celgene could have the ability to delay or prevent a change in our control or otherwise discourage a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as our stockholder.
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

Furthermore, pursuant to the voting and standstill agreement with Celgene, until the later of the fifth anniversary of the date of such agreement and the expiration or earlier termination of our Celgene Collaboration Agreement, it will be bound by certain "standstill" provisions which generally will prevent it from purchasing outstanding shares of our common stock, making a tender offer or encouraging or supporting a third-party tender offer, nominating a director whose nomination has not been approved by our board of directors, soliciting proxies in opposition to the recommendation of our board of directors or assisting a third party in taking such actions, entering into discussions with a third party as to such actions, or requesting or proposing in writing to our board of directors or any member thereof that we amend or waive any of these limitations. As a result, the ability of Celgene to act in contrary to our board of directors is severely limited and any attempts by Celgene to acquire us or encourage a third party to acquire us are prohibited by this voting and standstill agreement. In addition, subject to certain exceptions—including a vote in connection with a change in control of our company—Celgene has agreed to vote or execute a written consent with respect to all of our voting securities held by Celgene in accordance with the recommendation of our board of directors, limiting the ability of Celgene to contrary to our board of directors that you otherwise may believe is in your best interest as our stockholder.
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
Our management team has broad discretion to use the net proceeds from the September 2017 follow-on offering, the initial payments to us under our Celgene Collaboration Agreement, and the sale of our shares to Celgene, and our investment of these proceeds may not yield a favorable return. We may invest the proceeds of the September 2017 follow-on offering or the Celgene transactions in ways with which investors disagree.
Our management has broad discretion over the use of proceeds from the September 2017 follow-on offering, the initial payments to us under our Celgene Collaboration Agreement, and the sale of our shares to Celgene, and we could spend the proceeds from these transactions in ways our stockholders may not agree with or that do not yield a favorable return, if at all. In addition, until the proceeds are used, they may be placed in investments that do not produce significant income or that may lose value. If we do not invest or apply the proceeds in ways that improve our operating results, we may fail to achieve expected financial results, which could cause our stock price to decline.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)
Not applicable.
(b)
In September 2017, we completed a follow-on public offering, in which we sold an aggregate of 7,015,000 shares of common stock at a price to the public of $41.00 per share. The aggregate offering price to the public for shares sold in the offering was $287.6 million. The shares sold in the follow-on public offering were registered under the Securities Act pursuant to a registration statement on Form S-3 (File No. 333-220537), which became effective immediately upon filing with the SEC on September 20, 2017 (the "Registration Statement"), and a registration statement on Form S-3 (File No. 333-220560), which became effective immediately upon filing with the SEC on September 22, 2017. No additional shares were registered. The joint book-running managers for the follow-on offering were Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC. After deducting underwriting discounts, commissions and offering expenses paid or payable by us of approximately $15.2 million, the net proceeds from the offering were approximately $272.4 million. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.
There has been no material change in the planned use of the net proceeds from the follow-on public offering as described in the Registration Statement. We invested the funds received in short-term, interest-bearing investment-grade securities and government securities.
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

ITEM 6.     EXHIBITS

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Date	Number
2.1#†‡	Share Purchase Agreement, dated May 11, 2015, by and among Dr. Herbert Stadler, Dr. Lothar Germeroth, Prof. Dr. Dirk Busch, and the registrant	8-K	5/11/2015	2.1
2.2#†‡	Agreement and Plan of Merger, dated June 1, 2015, by and among X Acquisition Corporation, X-Body, Inc., Brant Binder as stockholder representative, certain principal stockholders of X-Body, Inc., and the registrant	8-K	6/5/2015	2.1
2.3(A)#†‡	Agreement and Plan of Reorganization, dated January 11, 2016, by and among registrant, P Acquisition Corporation, P Acquisition LLC, AbVitro, Inc., Fortis Advisors LLC, as securityholders’ representative, and those AbVitro stockholders made party thereto by joinder	8-K	1/11/2016	2.1
2.3(B)	Amendment, dated May 23, 2016, to Agreement and Plan of Reorganization, dated January 11, 2016	10-Q	8/5/2016	2.3(B)
3.1	Amended and Restated Certificate of Incorporation	8-K	12/29/2014	3.1
3.2	Amended and Restated Bylaws, as amended	8-K	4/1/2016	3.1
4.1	Fourth Amended and Restated Investors’ Rights Agreement, dated December 5, 2014, by and among the registrant and the investors named therein	S-1/A	12/9/2014	4.1
4.2	Amendment and Waiver of Fourth Amended and Restated Investors’ Rights Agreement, dated July 27, 2015	10-Q	8/14/2015	4.2
4.3	Second Amendment to Fourth Amended and Restated Investors’ Rights Agreement, dated January 29, 2016	10-K	2/29/2016	4.3
4.4	Amendment No. 3 and Waiver of Fourth Amended and Restated Investors’ Rights Agreement, dated September 21, 2017				X
4.5	Form of Common Stock Certificate	S-1/A	12/9/2014	4.2
10.1	Share Purchase Agreement and Omnibus Amendment by and between Juno Therapeutics, Inc., Celgene Corporation and certain of its affiliates, dated September 21, 2017	8-K	9/22/2017	10.1
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
101
The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in eXtensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2017 (unaudited) and December 31, 2016, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2017 and 2016, and (iv) Notes to the Condensed Consolidated Financial Statements.
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

Juno Therapeutics, Inc.

Date: November 1, 2017	By:	/s/ Steven D. Harr
Steven D. Harr Chief Financial Officer & Head of Corporate Development (principal financial and accounting officer)