Form 10-K
period 2017-12-31
Juno Therapeutics, Inc.
filed 2018-03-01
CIK 1594864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates as of June 30, 2017 was $1,392,784,210.
The number of shares outstanding of the registrant’s common stock as of February 21, 2018 was 116,105,371.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement for the registrant’s 2018 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the close of the registrant’s 2017 fiscal year and are incorporated by reference in Part III.

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
These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Forward-looking statements in this report include, but are not limited to, statements about:

•	the anticipated timing and completion of the tender offer by Blue Magpie Corporation, a subsidiary of Celgene Corporation ("Celgene Corp.");

•	the success, cost and timing of our product development activities and clinical trials;

•	our ability and the potential to successfully advance our technology platform to improve the safety and effectiveness of our existing product candidates;

•	the potential for our identified research priorities to advance our chimeric antigen receptor ("CAR") and T cell receptor ("TCR") technologies;

•
the potential of our collaboration with Celgene Corp. and a subsidiary of Celgene Corp. (collectively, "Celgene") and the ability and willingness of Celgene to be our commercialization partner outside of North America;

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

•	the size and growth potential of the markets for our product candidates, our ability to serve those markets, and the speed of uptake of our products in the marketplace;

•	regulatory developments in the United States and foreign countries;

•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;

•	our plans to use our manufacturing facility in Bothell, Washington for supply of product candidate for our clinical trials and for commercial production, if approved;

•	the success of competing therapies that are or may become available;

•	our ability to attract and retain key scientific, commercial, quality, manufacturing, or management personnel;

•	the accuracy of our estimates regarding expenses, success payments, future revenue, capital requirements, profitability, and needs for additional financing;

•	fluctuations in the trading price of our common stock;

•	the anticipated benefits of our litigation settlement with the Trustees of the University of Pennsylvania and Novartis;

•	the anticipated impact of recently enacted H.R. 1 (formerly called the "Tax Cuts and Jobs Act"), referred to herein as the “U.S. Tax Act”;

•	our plans for expanding manufacturing capacity; and

•	our use of the proceeds from our initial public offering and proceeds received from Celgene.
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
Unless the context requires otherwise, in this report the terms "Juno," the "Company" "we," "us" and "our" refer to Juno Therapeutics, Inc. and its wholly-owned subsidiaries on a consolidated basis.

ITEM 1.	BUSINESS
Merger Agreement
On January 21, 2018, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Celgene Corp. and Blue Magpie Corporation, a Delaware corporation and a wholly-owned subsidiary of Celgene Corp. ("Purchaser"). Pursuant to the terms of the Merger Agreement, Purchaser has commenced a tender offer (the "Offer") for all of the outstanding shares of our common stock at a purchase price of $87.00 per share, net to the seller in cash, subject to reduction for any applicable withholding taxes (the "Offer Price"). Following the completion of the Offer and subject to the terms and conditions of the Merger Agreement, Purchaser will merge with and into Juno, with Juno surviving as a wholly-owned subsidiary of Celgene Corp., pursuant to the procedures provided for under Section 251(h) of the Delaware General Corporation Law (the "DGCL") without any stockholder approvals (the "Merger"). At the effective time of the Merger (the "Effective Time"), each outstanding share of our common stock, other than any shares owned by (i) Juno (or held in its treasury), (ii) Celgene Corp., Purchaser, or any other direct or indirect wholly-owned subsidiary of Celgene Corp., or (iii) any stockholders who are entitled to and who properly exercise and perfect appraisal rights under Delaware law (and have neither withdrawn nor lost their rights), will be automatically converted into the right to receive an amount in cash equal to the Offer Price, without interest. The Juno board of directors (the "Board") has, by unanimous vote of those directors present, approved the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement.
The Merger Agreement contains representations, warranties and covenants of the parties customary for transactions of this type, including, among others, covenants obligating Juno to continue to conduct its business in the ordinary course during the period between the execution of the Merger Agreement and the closing.
The Merger Agreement also includes covenants requiring Juno, subject in each case to certain exceptions, not to solicit, or engage in discussions with third parties relating to, alternative acquisition proposals during the period between the execution of the Merger Agreement and the closing, or to withdraw or withhold (or modify or qualify in a manner adverse to Celgene Corp.) the recommendation of the Board that Juno stockholders tender their shares of our common stock to Purchaser pursuant to the Offer.
The Merger Agreement contains certain termination rights, including the right of either party to terminate the Merger Agreement if the Offer is not consummated on or before July 23, 2018 (subject to extension in certain circumstances), the right of Juno to terminate the Merger Agreement to accept a superior proposal for an alternative acquisition transaction (so long as Juno complies with certain notice and other requirements under the Merger Agreement) and the right of Celgene Corp. to terminate due to a change of recommendation by the Board. Upon termination of the Merger Agreement by Juno or Celgene Corp. upon certain conditions, a termination fee of $300 million may be payable by Juno to Celgene Corp. Upon termination of the Merger Agreement by Juno or Celgene Corp. under certain other conditions, a termination fee of $600 million may be payable by Celgene Corp. to Juno where the conditions to the Offer related to approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), have not been satisfied.
Additional information about the Merger is set forth in our filings with the U.S. Securities and Exchange Commission (the "SEC").
Overview
We are building a fully-integrated biopharmaceutical company focused on developing innovative cellular immunotherapies for the treatment of cancer. Founded on the vision that the use of human cells as therapeutic entities will drive one of the next important phases in medicine, we are developing cell-based cancer immunotherapies based on our CAR and TCR technologies to genetically engineer T cells to recognize and kill cancer cells. Our most advanced product candidate, lisocabtagene maraleucel ("liso-cel"), also known as JCAR017, is in a potential registration trial for the treatment of relapsed or refractory ("r/r") diffuse large b cell lymphoma ("DLBCL"), and we began a Phase I/II trial with JCAR017 in r/r chronic lymphocytic leukemia ("CLL") in 2017. We have shown compelling clinical responses in clinical trials using multiple cell-based product candidates to address refractory B cell lymphomas and leukemias, and we also have a number of ongoing trials exploring our platform in multiple myeloma and solid-organ cancers and in combination with various strategies to overcome the immune-suppressive effects of cancer. In aggregate, we currently have product candidates in clinical trials targeting eight different protein targets in various cancers. Longer term, we aim to improve and leverage our cell-based platform to develop additional product candidates to address a broad range of cancers and human diseases, including moving forward our preclinical product candidates that target additional hematologic and solid-organ cancers.
Cancer is a leading cause of death in developed countries. Cancer is characterized by the uncontrolled proliferation of abnormal cells. Cancer cells contain mutated proteins and may overexpress other proteins normally found in the body at low levels. The immune system typically recognizes abnormal protein expression and eliminates these cells in a highly efficient process known as immune surveillance. Cancer cells’ ability to evade immune surveillance is a key factor in their growth, spread, and persistence. In the last five years, there has been substantial scientific progress in countering these evasion mechanisms using immunotherapies, or therapies that activate the immune system. Immunotherapies are increasingly recognized as an important part of today’s frontier in the treatment of cancer. The most promising data for CAR-T cell therapies have been in DLBCL, CLL, acute lymphoblastic leukemia ("ALL"), and multiple myeloma. Together, these indications represent a significant unmet medical need, with a total of more than 158,000 patients diagnosed with these diseases annually in the United States and the European Union.
A central player in cancer immunotherapy is a type of white blood cell known as the T cell. In healthy individuals, T cells identify and kill infected or abnormal cells, including cancer cells. We leverage two technologies-CARs and TCRs-to activate a patient’s own T cells so that they attack cancer cells. Through genetic engineering, we insert a gene for a particular CAR or TCR construct into the T cell that enables it to recognize cancer cells. Our CAR technology directs T cells to recognize cancer cells based on the expression of specific proteins located on the cell surface, whereas our TCR technology provides the T cells with a specific T cell receptor to recognize protein fragments derived from either the surface or inside the cell.
We are investing substantially in manufacturing processes that we believe will be commercially scalable for both CARs and TCRs, and have established a Juno owned and operated manufacturing facility in Bothell, Washington. This facility is manufacturing clinical trial material for certain of our clinical trials, and we intend to use it for commercial manufacturing upon our first product approval. We are also investing to expand our manufacturing capacity. We harvest blood cells from a cancer patient, separate the appropriate T cells, activate the cell, insert the gene sequence for the CAR or TCR construct into the cell’s DNA, and grow these modified T cells to the desired dose level. The modified T cells are stored for later infusion into the patient. Once infused, the T cells are designed to multiply, in a process known as cell expansion, when they encounter the targeted proteins and to kill the targeted cancer cells. We are also investing in technologies that we believe have the potential to meaningfully lower our manufacturing costs, decrease the time it takes to make a product candidate, improve patient outcomes, and increase the efficiency of our manufacturing space.
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
Product Candidates in B Cell Malignancies
Our product candidates that are furthest advanced in the clinic are designed to treat B cell malignancies, with a particular focus on r/r B cell aggressive non-Hodgkin lymphoma ("NHL"), r/r CLL, and r/r B cell ALL. Relapse describes when cancer returns after initially responding to prior treatment, and refractory describes cancer that does not sufficiently respond to prior treatment. Our product candidate JCAR017 and an early stage product candidate incorporating a fully human binding domain leverage CAR technology to target CD19, a protein expressed on the surface of almost all B cell leukemias and lymphomas. Our CAR product candidate JCAR018 targets CD22, a different protein commonly expressed on the surface of B cell leukemias and lymphomas. Despite significant advances over the past two decades, lymphoma and leukemia are estimated to account for approximately 46,000 annual deaths in the United States.

•
NHL Progress and Strategy. JCAR017, in data presented at the American Society of Hematology meeting in December 2017 ("ASH 2017") from an ongoing trial in patients with r/r NHL, achieved a complete response at three months in 13 of 19 patients, or 68%, at dose level 2 ("DL2") in the "core" analysis group as of a data cutoff date of October 9, 2017. For this core analysis group, seven of 14, or 50%, achieved a complete response at six months. The core analysis group consists of patients with DLBCL (not otherwise specified and transformed from follicular lymphoma) who are ECOG Performance Status 0-1. These patients represent a high-risk patient population, with approximately 90% of treated patients having one or more predictors of poor survival, including double or triple hit lymphoma, being chemorefractory to front-line or subsequent therapies, never reaching a complete remission with prior treatments, or never having undergone an autologous transplant. DL2 is 100 million cells. Enrollment of the pivotal cohort is ongoing with the core analysis group at DL2. No severe cytokine release syndrome ("sCRS") was observed and Common Terminology Criteria for Adverse Events ("CTCAE") Grade 3 to 4 neurotoxicity was observed in two of 29 patients, or 7%. These 29 patients all received lymphodepletion with fludarabine and cyclophosphamide ("flu/cy") followed by JCAR017 at DL2. The trial began as a Phase I trial in 2015 and we have now completed enrollment of the pivotal cohort that we believe can support accelerated U.S. regulatory approval and a 2019 commercial launch. Juno also began a Phase Ib trial to explore the use of JCAR017 in combination with

MedImmune's investigational programmed cell death ligand 1 ("PD-L1") immune checkpoint inhibitor, durvalumab, and other immunomodulatory drugs.

•
CLL Progress and Strategy. Encouraged by JCAR014 data presented at the American Society of Hematology meeting in December 2016 ("ASH 2016"), we have begun a Phase I/II trial using JCAR017 for the treatment of r/r CLL. We believe that if the results of the trial are successful, they may support U.S. regulatory approval as early as 2019 or 2020. Based upon our preclinical and clinical experience to date, we believe that JCAR017 has the potential to deliver comparable or better results when compared to JCAR014.

•	ALL Developments and Strategy. We also intend to develop JCAR017 or a next generation product candidate in both pediatric r/r ALL and adult r/r ALL.
At ASH 2017, we reported interim data from a Phase I trial exploring JCAR018, our CD22-directed CAR product candidate, in pediatric and young adult patients with r/r ALL. In this dose escalation trial, we have seen early signs of activity, with 17 out of 22 r/r ALL patients, or 78%, achieving a complete molecular remission ("CRm") at dose level 2 (1x106 cells/kg) as measured by flow cytometry as of a data cutoff date in October 2017, with the longest durable remission being beyond 2 years. This trial continues to enroll patients. Combining a CD19-directed therapy and a CD22-directed therapy may increase the selection pressure on the cancer and significantly reduce the overall risk of relapse, particularly in patients with ALL. As a result, we are currently investigating preclinical constructs to better understand the optimal way to target these two targets in the same product.
In addition, we have two ongoing Phase I trials exploring the potential of combining a CD19-directed CAR T cell with durvalumab in patients with r/r NHL, one with JCAR017 and one with JCAR014. We are also exploring other combination approaches. For example, in 2017, we began Phase I testing of JCAR014 in patients with r/r CLL in combination with with ibrutinib, which is a small molecule Bruton's tyrosine kinase inhibitor currently approved for use in the treatment of r/r CLL, and we plan to explore JCAR017 in combination with several different drugs in 2018 and 2019.
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
Targeting B-cell maturation antigen ("BCMA") is an area with significant promise in the treatment of multiple myeloma, and we have begun a Phase I clinical trial with JCARH125 in r/r multiple myeloma. JCARH125 is a CAR T cell product candidate that incorporates several important elements that we believe are important for maximizing patient benefit, including a next-generation manufacturing process, a fully-human binding domain, and a 4-1BB costimulatory domain. We expect early results from this study as we move through 2018. If the results are compelling, we intend to move JCARH125 into a registration study.
We also have two other CAR T cell product candidates, MCARH171 and FCARH143, that target BCMA being studied in Phase I clinical trials, one at each of Memorial Sloan Kettering Cancer Center ("MSK") and the Fred Hutchinson Cancer Research Center (“FHCRC”), respectively. These trials use manufacturing processes from these academic partners. We intend to use these trials to better understand safety and obtain other translational insights to help us to accelerate our JCARH125 program and our multiple myeloma program more generally.
We have also licensed rights to binding domains against two multiple myeloma targets other than BCMA that we may also advance to the clinic. In addition, in late 2017, we announced three license agreements to advance our program in multiple myeloma using gamma secretase inhibitors ("GSIs") in combination with BCMA-directed CAR T cells. Gamma secretase is an enzyme that cleaves a set of transmembrane proteins, including BCMA. Multiple publications have shown that treatment with GSIs can increase surface expression of BCMA on tumors, particularly multiple myeloma. Increased cell surface BCMA may increase potency of a BCMA-directed CAR T therapy. In 2018, we plan to begin clinical trials combining a GSI with one of our BCMA CAR T cell product candidates.
Additional Product Candidates
We are conducting Phase I trials for four additional product candidates using our CAR technology, directed against L1CAM, Lewis Y, MUC-16, and ROR-1. We are also conducting two Phase I/II clinical trials for a fifth product candidate, using our

TCR technology, directed against WT-1. L1CAM, Lewis Y, MUC-16, ROR-1, and WT-1 are proteins that are overexpressed or aberrantly expressed on certain cancer cells. These trials explore the use of our engineered T cell technologies in cancer patients beyond the blood cancer setting, including patients with common solid tumors. Our MUC-16 directed product candidate is an "armored" CAR that secretes the cytokine interleukin 12 ("IL-12"), a stimulatory signal which we believe may help overcome the inhibitory effects that the tumor microenvironment can have on T cell activity. We expect to have preliminary data from some of these product candidates over the next six to 18 months. We are also planning a trial in 2018, subject to completion of certain preclinical studies, using a CAR product candidate targeting a cytokine receptor, interleukin 13 receptor alpha 2 ("IL13rα2"), for the treatment of glioblastoma, an aggressive form of brain cancer.
Another active area of research for Juno is the possibility of treating cancers that are caused by viruses, such as the human papillomavirus ("HPV"), a cause of certain cervical cancers and head and neck malignancies. We are planning preclinical studies to begin in 2018 to enable us to file an Investigational New Drug application ("IND") with the U.S. Food & Drug Administration ("FDA") for a TCR product candidate targeting the HPV e6/e7 oncoproteins, which are proteins that are expressed in many HPV-associated cancers.
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

•
Cell Persistence. We believe the persistence of our engineered T cells, meaning the duration of time CARs or TCRs have anti-tumor activity in the body, has a meaningful impact on clinical outcomes. We are continuing to invest in technologies to optimize the cell persistence of our genetically-engineered T cells, including technologies related to the manufacturing process, cell composition, cell signaling, single chain variable fragments ("scFvs") that are non-

immunogenic and fully human, and modulation of a patient’s immune system. We are building internal capabilities through hiring, acquisitions such as X-Body and AbVitro, and collaborations with companies such as Editas and Fate.

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

•
Combinations. In an attempt to evade the cytotoxic, or cell killing, effects of the immune system, many cancers develop an immunosuppressive tumor microenvironment, which may negatively impact the potency or viability of our engineered T cells in patients. We are exploring various strategies that can positively impact the interaction of our engineered T cells and the tumor microenvironment, with goal of improving the efficacy and tolerability of our product candidates. For instance, certain combinations may help our engineered T cells that persist in a patient's body to remain active over time to increase the durability of the clinical response. We are exploring both approved therapies and drugs that are in development. An example of the output of this research is our ongoing trial combining durvalumab and JCAR017.

Our Strategy
Our current focus is to create best-in-class cancer therapies using human T cells. We believe that genetically-engineered T cells have the potential to meaningfully improve survival and quality of life for cancer patients. Key elements of our strategy include:
Expedite clinical development, regulatory approval, and commercialization of our CD19 product candidates. We began a trial in adult r/r NHL in 2015 with JCAR017, which was initially a Phase I trial, and we have now completed enrollment of the pivotal cohort that we believe can support registration. We recently began a Phase I/II trial with JCAR017 in r/r CLL. We believe data from these trials, if positive, may lead to U.S. regulatory approval for the treatment of adult r/r DLBCL to support a commercial launch in 2019 and U.S. regulatory approval in r/r CLL as early as 2019 or 2020. If approved in r/r NHL, we plan to commercialize this CD19 product candidate in the U.S. using our own commercial organization, to consist of marketing, commercial analytics, and payer/access capabilities and a specialty sales force. We also plan to leverage these commercial capabilities across other indications, such as CLL, ALL, and multiple myeloma, if approved. We expect that data from our U.S. registration trials for our CD19 product candidates will also serve as part of our European Union ("EU") regulatory package. In 2016, Celgene opted in to our CD19 program and therefore is responsible for leading clinical and commercial development of our CD19 product candidates outside of North America and China. Celgene intends to treat patients in the EU in 2018, with a first regulatory approval potentially as early as 2019. In certain types of r/r NHL, we have obtained breakthrough therapy designation for JCAR017 in the United States and access to the PRIority MEdicines ("PRIME") scheme for JCAR017 in the EU, regulatory designations aimed at streamlining the development of promising new therapies.
Develop process development and manufacturing capabilities to be a competitive advantage. We are investing significant resources to optimize process development and manufacturing. We believe these efforts will lead to better product characterization, a more efficient production cycle, and greater flexibility in implementing manufacturing enhancements. In turn, these improvements may lead to a lower cost of manufacturing, streamlined regulatory reviews, greater convenience for patients and physicians, and better patient outcomes. Additionally, this investment in characterizing and controlling our process has the potential to allow us to better exploit future biologic insights into what cell types improve patient outcomes. We have used contract manufacturing organizations ("CMOs") to provide speed, flexibility and limit upfront capital investment, and successfully brought a CMO on-line to manufacture a product candidate. We have also established a Juno owned and operated manufacturing facility in Bothell, Washington, which manufactures JCAR017 for the ongoing registration trial of JCAR017 in r/r NHL. We expect this manufacturing facility to continue to supply our Juno-sponsored clinical trials, including JCARH125, and commercial launch of JCAR017. We are investing to expand our commercial manufacturing capacity and may also use CMOs for product candidate manufacture again in the future. In addition, in 2015 we acquired Stage, a company with potential best-in-class cell selection and cell activation technologies as well as automation technologies. We are working to integrate these technologies into our manufacturing platform. Our overall goal in process development and manufacturing is to maximize patient benefit and carefully manage our cost structure.
Invest in our platform to maximize the beneficial outcomes for cancer patients. Because our CAR and TCR technologies are designed to target both proteins on the cell surface and inside the cell, we believe we have the potential to treat a wide array of cancers, including solid tumors. We believe there are multiple ways to continue to improve efficacy and tolerability of each of these technologies. We are conducting Phase I trials for additional product candidates targeting seven different cancer-associated proteins beyond CD19. We began Phase I testing of our first CD19-directed "armored" CAR in B cell malignancies in 2017. As data emerge from these studies, we may advance one or more of these product candidates beyond proof of concept trials. We, together with our collaborators, intend to advance multiple additional product candidates into clinical testing over the next five years, with an increasing focus on addressing solid tumors, which cause the vast majority of cancer-related deaths in the developed world. Additionally, we believe that there may be multiple opportunities to improve the efficacy or safety of our product candidates by manipulating the genome, RNA, cell signaling pathways within a cell, or cell surface proteins. To that end, we have made substantial internal investments in these capabilities and entered into collaborations with companies such as Editas, Fate, and Celgene. We expect to continue to build our internal capabilities and to look to access best-in-class technologies outside the company with the goal of making better products for patients.
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
In most of our trials, including our trials with JCAR017 and JCARH125, after a patient goes through leukapheresis, the patient is administered chemotherapeutic agents before infusion of the engineered T cells in order to provide an environment for the engineered T cells to thrive. We refer to this process as conditioning chemotherapy or lymphodepletion. It is an active area of research to determine the optimal lymphodepletion regimen to use in conjunction with engineered T cell therapy, in terms of dose, duration, and type or combinations of chemotherapeutic agents, such as cyclophosphamide or fludarabine.
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

•
MHC Restriction. TCRs recognize proteins that are presented to the immune system as a peptide bound to an MHC, and are therefore restricted to a certain MHC type. MHC types vary across the human population. It is estimated that approximately 80% of the U.S. population has one of the four most common MHC types. Due to this variability, multiple different TCR product candidates will be needed to address any given target protein for a broad population. In contrast, CARs are capable of recognizing the target protein regardless of MHC type. Additionally, most of the TCR product candidates developed in the field to date have been designed to recognize peptides in the context of Class I MHC, which activates CD8+ cells and not CD4+ cells. The implications of the preferential CD8+ activation are not clear, but given the importance of CD8+ and CD4+ cells in a typical immune response, activation of a CD4+ cellular response is likely important in generating maximum efficacy. During 2017, our research team made significant progress in supporting activation and persistence of both CD8+ and CD4+ T cells using the same eTCR construct.

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

•
Costimulatory Domains. Upon recognition and binding of the scFv of the CAR T cell to the cancer cell, there is a conformational change that leads to an activation signal to the CAR T cell through CD3-zeta, an intracellular signaling protein. Our current CAR constructs also include either a 4-1BB or CD28 costimulatory signaling domain to mimic a "second signal" that amplifies the activation of the CAR T cells, leading to a more robust signal to the T cell to multiply and kill the cancer cell. While head-to-head clinical comparisons have not been conducted, in some disease settings there is some preclinical and early clinical evidence that suggests that 4-1BB has some advantages over CD28 as a costimulatory domain, including increased persistence and a metabolic profile supporting gradual expansion, as opposed to rapid expansion. Our early clinical data with CD19-directed CAR T cells support this view. We incorporate the 4-1BB costimulatory domain in JCAR017, JCARH125, JCAR014, JCAR018, JCAR023, JCAR024, and our CD19 product candidate with a fully human binding domain. Additionally, we are exploring the use of a "third signal" in improving the efficacy of our CAR T technology. In 2017, we began human testing of an "armored CAR" that includes both a CD28 co-stimulatory domain and another signal through 4-1BB ligand.

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
We are also exploring a number of technologies that modulate T cell biology and their biologic properties in patients. For example, we have partnered with Editas, a leader in applying genome editing such as CRISPR/Cas9 and Talon technologies to create human therapeutics, and Fate, a leader in using pharmacologic modulators such as small molecules to alter the properties of cells while they are ex vivo. With Editas, we are exploring the biologic implication on our engineered T cell technologies of knocking-out or altering the function of a number of human genes. With Fate, we are exploring the potential for these modulators to alter intracellular signaling pathways, with the potential to alter the subtype of T cell or the state of the T cell. The goal of these modifications is to improve efficacy and safety of our products.
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
Aggressive NHL also represents a collection of lymphoma subtypes. The most common histologic type of aggressive lymphoma is DLBCL, which is also the most common subtype of all NHLs, and represents approximately 40% of new cases annually. Unlike indolent lymphomas, which have a median survival time as long as 20 years, DLBCL, if left untreated, may have survival measured in weeks or months. Patients often present with a rapidly enlarging mass in a lymphatic region. Extranodal involvement or associated constitutional symptoms are uncommon, although the presence of these symptoms indicates a more aggressive phenotype. The typical approach to treatment of r/r DLBCL involves induction chemotherapy to get a patient into remission, followed by an autologous hematopoietic stem cell transplant ("HSCT"). Autologous HSCT is a treatment that involves the collection of a patient's own hematopoietic stem cells once the patient is in remission, followed by further chemotherapy and/or radiation to deplete the patient's immune system and existing hematopoietic stem cells, then the infusion of the previously collected hematopoietic stem cells back into the patient. However, not all r/r DLBCL patients are able to undergo autologous HSCT due to failure to respond adequately to the induction chemotherapy, risk of complication, or other reasons. We estimate that only approximately 17% of first salvage patients, or patients who relapsed or were refractory after one round of prior treatment, undergo autologous HSCT. For patients who are unable or otherwise do not receive autologous HSCT, the prognosis is grim. In a study conducted by GSK, HOVON (Hemato-Oncologie voor Volwassenen Nederland), and other groups, in patients with r/r DLBCL who relapsed or were refractory after one round of prior treatment, patients that did not undergo autologous HSCT in the second-line setting and were treated solely with chemotherapy had a two year overall survival rate of 22–27%, compared to a two year overall survival rate of 68–76% for patients that underwent autologous HSCT. In a separate study conducted by the Lymphoma Academic Research Organization in patients with r/r DLBCL who relapsed or were refractory after two rounds of prior treatment and who had not received prior HSCT, the patients that were unable to or otherwise did not then undergo HSCT in the third-line setting and were treated solely with chemotherapy had a median overall survival of 3.3 months and a one year overall survival rate of 16%, as compared to a median overall survival of 11.5 months and a one year overall survival rate of 43% for those who then underwent autologous HSCT.
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
Until 2017, the standard-of-care treatment for both adults and children involved multi-drug chemotherapeutic regimens, and in some cases HSCT. Frontline chemotherapy in adults with ALL still delivers complete remission in approximately 80% of patients with their initial course. However, approximately 60% of these patients who achieve a complete remission with their initial course of chemotherapy will relapse. Most patients that relapse after the first course of chemotherapy will die in under a year, and patients that have failed at least two salvage therapies have a median survival that is typically around three months. Allogeneic HSCT offers the potential for disease eradication in some individuals, however, the option is available only to approximately a third of patients due to the lack of compatible stem cell source, general health, or the high risk of complications. Even in patients who undergo allogeneic HSCT, approximately 20-30% of patients die of treatment-related complications and the median disease-free survival is less than six months.
In 2017, two antibody-based products, Amgen's blinatumomab (Blincyto) and Pfizer's inotuzumab-ozogamicin (Besponsa), obtained FDA approval for the treatment of r/r ALL. In clinical trial data, both of these products showed improved response rates and median overall survival as compared to chemotherapy. However, similar to chemotherapy, these products showed deterioration of response and duration of response with successive lines of salvage treatment. Median overall survival was under 12 months in all salvage settings and overall survival in the second salvage setting was approximately 5 months for blinatumomab and approximately 6 months for inotuzumab-ozogamicin.
Thus, despite the introduction of these novel treatment options, adult r/r ALL remains a significant unmet medical need. In particular, in second salvage and beyond, the currently available therapies for adult r/r ALL provide poor long-term outcomes and are associated with severe and life-threatening toxicities that may limit their use in certain populations or require early discontinuation of therapy.
CD19 Overview
Our lead candidate, JCAR017 uses CAR T cell technology to target CD19. Other of our CD19-directed product candidates include JCAR014 and a product candidate with a fully human binding domain that entered Phase I testing in 2017. These product candidates differ in several respects as described below. We believe our access to and clinical experience with multiple CD19 CARs in patients with B cell malignancies gives us the opportunity to bring best-in-class therapies to market across a range of different blood cancers. We have treated nearly 600 patients with anti-CD19 CAR T cells.
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

JCAR017
Overview. JCAR017 is the backbone of our CD19 program. It uses the 4-1BB costimulatory domain, a murine scFv binding domain, a defined cell composition made up of a 1:1 ratio of CD4+ T cells and CD8+ T cells, and a manufacturing process designed to influence the phenotypic and metabolic state of the T cells toward more naive and quiescent cells, which we believe improves patient outcomes. The defined cell composition is attained by using separate CD4+ and CD8+ selection and processing and then controlling for the number of each cell subtype in the final product. The process provides a consistent dose of CD4+ and CD8+ cells and decreases the variability of other phenotypic and metabolic conditions of the T cell. JCAR017 was originally developed at Seattle Children’s Research Institute ("SCRI").
JCAR017 is currently in development for adults with r/r aggressive NHL. We began a trial in r/r aggressive NHL began in 2015 to explore this product candidate’s efficacy in this setting and to explore multiple-dose schedules. Although it began as a Phase I trial, we have now completed enrollment in the trial of the pivotal cohort that we believe can support accelerated U.S. regulatory approval in r/r DLBCL. We have also begun a Phase I/II trial using JCAR017 for the treatment of r/r CLL. We believe that if the results of this trial are successful, they may support U.S. regulatory approval in r/r CLL as early as 2019 or 2020. We expect to initiate clinical trials with JCAR017, or a similar drug product designed specifically for the target patient population, in other B cell malignancies over the next 12 to 24 months.
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

Clinical Experience. We began a multicenter trial in 2015 of JCAR017 in adults with r/r aggressive NHL under a Juno-sponsored Investigational New Drug ("IND") application. We refer to this trial as the TRANSCEND trial. Initially the trial was a Phase I dose-escalation trial and the primary endpoints were to evaluate preliminary toxicity, safety, and cell expansion and cell persistence of JCAR017. The secondary endpoints of the trial were to assess efficacy, durability of responses, progression-free survival, and overall survival. All patients on the trial receive lymphodepletion with flu/cy, and there is no prophylactic use of safety medications called for by the protocol. The trial also explored a one dose versus two dose dosing schedule.
In 2016 and 2017, the protocol for TRANSCEND was amended to include measures of efficacy as primary endpoints of the trial, and we have now completed enrollment of the pivotal cohort that we believe can support U.S. regulatory approval in r/r DLBCL, with the potential for a commercial launch of JCAR017 in 2019. After analyzing results in the ongoing trial and in discussion with FDA, we narrowed the eligibility criteria for the registration portion of the trial. This group of patients is known as the “core” group, while we label all patients in the trial as the “full” group. The core group includes patients with DLBCL (de novo and transformed from follicular lymphoma) that are ECOG Performance Status 0-1. The full analysis group includes all r/r patients in the DLBCL cohort, including 11 patients with poor performance status or niche subtypes of aggressive NHL. When analyzing efficacy, we believe the core group is more representative of the results we expect to see in the analysis of the registration portion of the trial.
The ECOG performance status is a scale used to measure how a disease affects daily living abilities of a patient. Grade 0 represents that a patient is fully active and able to carry on all pre-disease performance without restriction. Grade 1 represents that a patient is restricted in physically strenuous activity but ambulatory and able to carry out work of a light or sedentary nature, such as light house work or office work. ECOG Performance Status 2 represents that a patient is ambulatory and capable of self-care, but unable to carry out any work activities, and is up and about more than 50% of waking hours.
We presented interim data from the TRANSCEND trial at ASH 2017. As of a data cutoff date of October 9, 2017, results for the core group at DL2 were as follows:

Summary of Clinical Data JCAR017 TRANSCEND - r/r DLBCL Core Group
Dose Level & Dose Schedule	Dose Level 2 (1*10[8] cells) Single Dose(1)
Best Overall Response Rate: Complete Responses + Partial Responses	22/27 (81%)
Overall Response Rate at Three Months	14/19 (74%)
Complete Response Ongoing at Three Months	13/19 (68%)
Complete Response Ongoing at Six Months	7/14 (50%)
sCRS(2)	0/29 (0%)
Severe Neurotoxicity(3)	2/29 (7%)
(1) Two patients were evaluable for safety but not yet evaluable for efficacy.
(2) For this trial, sCRS is defined based on Lee et al. 2014 criteria, according with which sCRS is generally identified by certain side effects, including hypotension, or low blood pressure, requiring treatment with a high dose of a single vasopressor or with multiple vasopressors, or respiratory distress, or breathing difficulties, requiring significant supplemental oxygen and in some cases mechanical ventilation and medical management in the intensive care unit.
(3) CTCAE Grade 3 and above neurotoxicity. Characteristic symptoms of neurotoxicity include encephalopathy, headache, seizure, tremor, confusion, and aphasia.

Other treatment-emergent adverse events (TEAE), whether or not treatment related, occurring in at least 25% of core patients included neutropenia, fatigue, anemia, CRS of any grade, and thrombocytopenia. For tolerability across doses in full group, the most common TEAE other than CRS and NT that occurred at ≥ 25% included neutropenia (50%), fatigue (38%), anemia (39%), thrombocytopenia (28%), diarrhea (25%), and nausea (26%). The most common TEAEs were similar between core and full groups.
The TRANSCEND trial continues, enrolling more patients at DL2 using a single dose. During 2018, given the results to date, we may explore a third, higher dose as well.
Encouraged by JCAR014 data in r/r CLL presented in 2016, we have also begun a Phase I/II trial using JCAR017 for the treatment of r/r CLL. We believe that if the results of the planned trial are successful, they may support U.S. regulatory approval in r/r CLL as early as 2019 or 2020.
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
Clinical Experience. JCAR014 is being evaluated at FHCRC in a Phase I/II trial as a treatment for adults with any of several B cell malignancies, including ALL, NHL, and CLL, in patients relapsed or refractory to standard therapies, under a FHCRC IND. The trial was initiated in May 2013. The Phase I/II trial is designed to evaluate three dose levels: 2x105 cells/kg, 2x106 cells/kg, and 2x107 cells/kg. Dose level 3 (2x107 cells/kg) has been discontinued as it exceeded the maximum tolerated dose as defined by the study. The primary endpoint of the trial is to evaluate the feasibility and preliminary safety of using JCAR014 to treat CD19-positive advanced B cell malignancies. The secondary endpoints of the trial include assessing the duration of persistence of the modified T cells, determining whether the modified T cells traffic in the bone marrow and function in vivo, determining if the modified T cells have antitumor activity in patients with measurable tumor burden prior to T cell transfer, and determining if the treatment is associated with tumor lysis syndrome. In 2017, we amended the protocol for this trial to explore the combination of JCAR014 with ibrutinib in r/r CLL patients.
We are also conducting trials with JCAR014 in combination with other agents, including an ongoing Phase Ib trial with the MedImmune checkpoint inhibitor durvalumab in which we are enrolling adult r/r NHL patients and Phase I testing with ibrutinib in r/r CLL patients. We believe that these and other combination trials will provide key insights on the next set of development trials in lymphoma and CLL. These trials may also potentially inform strategies for solid organ tumor settings and next generation CAR constructs.
JCAR015
In early 2017 we determined to cease development of JCAR015 and to redirect associated resources to the development of a defined cell product candidate in the adult r/r ALL setting.
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
Based on investigator-reported data presented at ASH 2017 as of a data cutoff date in October 2017, in r/r ALL patients who received dose level 2 (1x106 cells/kg) of JCAR018 and flu/cy lymphodepletion, 17 of 22, or 78%, achieved a CRm as measured by flow cytometry, with the longest durable remission beyond two years. The product candidate had generally manageable adverse events in the 31 r/r ALL patients and one r/r NHL patient treated. The primary adverse event was CTCAE Grade 1 to 2 CRS, with no severe or irreversible neurotoxicity. There were two deaths due to sepsis in a patient after resolution of CRS. Other treatment-emergent adverse events, whether or not treatment related, occurring in at least 25% of patients included hypoalbuminemia, anemia, aspartate aminotransferase increased, hypocalcemia, lymphocyte count decreased, neutrophil count decreased, fever, hypokalemia, hyponatremia, platelet count decreased, white blood cell decreased, activated partial thromboplastin time prolonged, alanine aminotransferase increased, febrile neutropenia, hypophosphatemia, alkaline phosphatase increased, hypotension, diarrhea, headache, nausea, pain, sinus tachycardia, anorexia, edema limbs, hypomagnesemia, vomiting, fatigue, abdominal pain, creatinine phosphokinase increased, chills, blood bilirubin increased, hypercalcemia, hypertension, and hypertriglyceridemia. All of the treated r/r ALL patients had been previously treated with anti-CD19 CAR T cell therapy and had previously undergone at least one allogeneic stem cell transplant.
This trial continues and we plan to present additional data on this trial in 2018.

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
B Cell Malignancies Strategy and Development Plans
With respect to r/r NHL, we initiated our multi-center trial for JCAR017 in adults in 2015 and announced promising interim data from the trial at ASH 2017. Although the trial began as a dose-escalation Phase I trial, we have now completed enrollment in the trial of the pivotal cohort that we believe can support registration, with a goal of enabling a commercial launch of JCAR017 in r/r DLBCL in 2019.
With respect to r/r CLL, we began a Phase I/II trial using JCAR017 for the treatment of r/r CLL. We believe that if the results of the trial are successful, they may support U.S. regulatory approval in r/r CLL as early as 2019 or 2020.
With respect to pediatric and adult r/r ALL, we intend to outline the specifics of our strategy later in 2018.
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
Improved Predictability of Cell Expansion
We began a Phase I trial through our collaborator MSK of a CD19/4-1BBL "armored" CAR in 2017. "Armored" CAR product candidates are designed to explore the potential for synergistic effects of a CAR T cell and the production or expression of locally acting signaling proteins by the CAR T cell, such as 4-1BBL. In preclinical models, these "armored" CARs have greater cell expansion than our other CAR T product candidates. We may in the future study additional "armored" CARs directed to CD19 beyond the CD19/4-1BBL "armored" CAR that is currently being studied at MSK.
Improving CAR T Cell Persistence
We began a Phase I clinical trial in 2017 at FHCRC of our CD19-directed CAR product candidate with a fully human binding domain, in advanced B cell malignancies, including r/r NHL. We believe that the use of a human binding domain may lead to decreased risk of an immune response by a patient’s own immune system against the CAR T cell and increased persistence of the CAR T cells in the body. Our clinical experience to date suggests that increased CAR T cell persistence can potentially increase the duration of clinical response.
Overcoming the Tumor Microenvironment
We initiated a multi-center, global trial, referred to as the PLATFORM trial, in collaboration with Celgene in 2017 to explore JCAR017 in combination with durvalumab in patients with r/r NHL. We expect to open additional arms of this trial in 2018 and 2019 to explore combinations of JCAR017 with other immunomodulatory agents. We are also conducting Phase Ib trials, under FHCRC INDs, using JCAR014 in combination with durvalumab in patients with r/r NHL and in combination with ibrutinib in patients with r/r CLL. We believe that these and other combination trials will provide key insights on the next set of development trials in leukemia, lymphoma, and solid tumor settings, and also potentially inform next generation CAR constructs.
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
EU Development
As described in more detail under the caption "Licenses and Third-Party Collaborations" below, Celgene has opted in to our CD19 program and thereby has obtained an exclusive license to our CD19 product candidates for development and commercialization outside of North America and China. Celgene now is responsible for development and commercialization of our CD19 product candidates in its territories and is actively planning one or more trials of our CD19 product candidates in the

EU. Celgene intends to treat patients in the EU in 2018, with a first regulatory approval in r/r DLBCL potentially as early as 2019.
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
Targeting BCMA is an area with significant promise in the treatment of multiple myeloma, and we have begun a Phase I clinical trial with JCARH125 in r/r multiple myeloma. JCARH125 is a CAR T cell product candidate that incorporates several important elements that we believe are important for maximizing patient benefit, including a next-generation manufacturing process, a fully-human binding domain, and a 4-1BB costimulatory domain. We expect early results from this study as we move through 2018. If the results are compelling, we intend to move JCARH125 into a registration study.
We also have two other CAR T cell product candidates, MCARH171 and FCARH143, that target BCMA being studied in Phase I clinical trials, one at each of MSK and FHCRC, respectively. These trials use manufacturing processes from these academic partners. We intend to use these trials to better understand safety and obtain other translational insights to help us to accelerate our JCARH125 program and our multiple myeloma program more generally.
We have also licensed rights to binding domains against two multiple myeloma targets other than BCMA that we may also advance to the clinic. In addition, in late 2017, we announced three license agreements to advance our program in multiple myeloma using GSIs in combination with BCMA-directed CAR T cells. Gamma secretase is an enzyme that cleaves a set of transmembrane proteins, including BCMA. Multiple publications have shown that treatment with GSIs can increase surface expression of BCMA on tumors, particularly multiple myeloma. Increased cell surface BCMA may increase potency of a BCMA-directed CAR T therapy. In 2018, we plan to begin clinical trials combining a GSI with one of our BCMA CAR T cell product candidates.
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
JCAR020 is our first development candidate that uses our "armored CAR" technology. IL-12 is a cytokine that can help overcome the inhibitory effects that the tumor micro-environment can have on T cell activity. Systemic delivery of IL-12 has been limited to date by severe side effects, which have included severe hematological toxicity, severe hepatic dysfunction, and immune reactive events such as colitis, some of which resulted in deaths and trial stoppage. However, we believe local delivery to the tumor may provide efficacy while avoiding these side effects. JCAR020 secretes IL-12. Because CAR T cells aggregate at the target protein, IL-12 delivery is likely to concentrate in areas with significant MUC-16 protein expression, in this case, MUC-16 expressing cancers. We believe the armored CAR utilizing IL-12 has the potential to enhance T cell potency and persistence. MSK is conducting a Phase I trial of JCAR020 in ovarian cancer, under an MSK IND. The Phase I trial for JCAR020 opened for enrollment in late 2015, and the trial will continue to enroll patients at ascending doses in 2018. In addition to assessing safety and preliminary efficacy, the trial is designed to provide potential biomarker and translational insights.
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
JCAR024 is our ROR-1-directed CAR T cell product candidate, which was originally developed at FHCRC. It has a defined cell composition. Preliminary data in non-human primates has shown no evidence of acute clinically relevant side effects at cell doses exceeding the anticipated target dose in humans. We began a Phase I trial in early 2016 of JCAR024 in patients with ROR-1 expressing cancers, under a FHCRC-sponsored IND. We are also developing a next generation ROR-1-directed CAR T cell product candidate using a fully human binder.
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

In 2015, FHCRC began a second Phase I/II trial of JTCR016, in patients with advanced NSCLC or mesothelioma, under a FHCRC IND. In early clinical data presented at the American Association for Cancer Research Annual Meeting 2016 ("AACR 2016") in April 2016 from the Phase I portion of the trial, out of three patients treated as of the data cutoff date of April 1, 2016, one mesothelioma patient had an ongoing partial response and one mesothelioma patient had stable disease after receiving JTCR016. JTCR016 was generally well-tolerated in these three patients, with no evidence of sCRS or severe neurotoxicity. This trial continues to enroll patients.
We have begun a third Phase I/II trial of JTCR016 at FHCRC, in patients with newly diagnosed or relapsed high risk AML, under a FHCRC IND.
We expect additional data to be presented from one or more JTCR016 trials in 2018.
HPV e6/e7 Oncoproteins
Another active area of research for Juno is the possibility of treating cancers that are caused by viruses, such as HPV. Subject to completion of certain preclinical studies, we are planning a Phase I trial to begin in 2019 under a Juno IND with a TCR product candidate targeting the HPV e6/e7 oncoproteins, which are proteins that are expressed in many HPV-associated cancers, including certain cervical cancers and head and neck malignancies.
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
We are planning to initiate a Phase I trial in glioblastoma in 2018, subject to completion of certain preclinical studies, using a CAR product candidate directed at IL13rα2.
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
Our manufacturing strategy is designed to meet the demand needs of clinical supply and commercial launch, while also pursuing the goal of carefully managing our cost structure, maximizing optionality, and driving long-term cost of goods as low as possible. We have established a Juno owned and operated manufacturing facility in Bothell, Washington, that is manufacturing JCAR017 for the TRANSCEND trial and JCARH125 for the Phase I multiple myeloma trial. . We also have plans to expand our manufacturing capacity in 2018 and 2019. We may also use CMOs for drug product manufacturing in the future if needs require. We believe that operating our own manufacturing facility will provide us with enhanced control of material supply for both clinical trials and the commercial market, will enable the more rapid implementation of process changes, and will allow for better long-term margins. We believe this approach will position us to support multicenter clinical trials and commercialization.
Our manufacturing strategy is currently structured to support our U.S. development plans. Although we believe the general manufacturing strategy developed for the United States will be applicable in other geographies, specific strategies for other geographies will be developed as part of our clinical and commercial plans for such other geographies. As such, we are currently working with Celgene on our strategy for those geographies, such as the EU, where Celgene will be leading the development and commercialization of our CD19 product candidates, and we are working with JW Cayman (defined below) on developing a strategy for manufacturing in China.

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
Outside the United States, we have not yet defined our regulatory and commercial strategy. Under our license agreement with Celgene for the CD19 program, Celgene leads development and commercialization activities outside of North America and China. We expect to further outline our global plan for further development and commercialization of our CD19 product candidates in partnership with Celgene in 2018. With respect to product candidates arising out of other programs that Celgene opts in to, we would expect to leverage Celgene’s global development and commercial capabilities in those territories where Celgene receives development and commercialization rights. With respect to product candidates arising from programs for which Celgene chooses not to exercise its option, we would expect to build global commercial capacity internally or identify strategic partners for ongoing global commercialization of such product candidates, which may include biopharmaceutical partners, distributors, and contract sales and marketing organizations. We plan to further evaluate these alternatives as we approach approval for one of our product candidates.
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
We have developed and in-licensed numerous patents and patent applications and possess substantial know-how and trade secrets relating to the development and commercialization of immunotherapy product candidates, including related manufacturing processes and technology. Many of these in-licensed patents and patent applications claim the inventions of investigators at MSK, FHCRC, SCRI, NIH, City of Hope, and St. Jude, as described in more detail below under the caption "Licenses and Third-Party Collaborations." As of December 31, 2017, our owned and licensed patent portfolio includes approximately 38 licensed U.S. issued patents, approximately 39 licensed U.S. pending patent applications, approximately 52 owned U.S. issued patents, and approximately 65 owned U.S. pending patent applications covering certain of our proprietary technology, inventions, and improvements, and our most advanced product candidates, as well as approximately 20 owned patents issued in jurisdictions outside the United States, approximately 188 licensed patents issued in jurisdictions outside of the United States, approximately 387 licensed patent applications pending in jurisdictions outside of the United States (including 10 licensed pending Patent Cooperation Treaty applications), and approximately 259 owned patent applications pending in jurisdictions outside of the United States (including 35 owned pending Patent Cooperation Treaty applications) that, in many cases, are counterparts to the foregoing U.S. patents and patent applications. For example, these patents and patent applications include claims directed to:

•	proprietary CARs, T cell receptors and antibodies;

•	proprietary CAR constructs, including those with customized spacer domains for improved tumor recognition;

•	engineered transgenes for T cell selection, identification, and in vivo ablation;

•	proprietary gene transfer vectors;

•	reversible reagents for cell selection, expansion and engineering;

•	systems, assays, and processes for generating, evaluating, and manufacturing cells and compositions for adoptive immunotherapy;

•	adoptive immunotherapy using defined T cell compositions;

•	multispecific cellular therapy approaches, including bispecific CARs, cells and compositions;

•	formulations, dosages, combinations, and treatment methods for adoptive immunotherapy, including those for predicting risk of and reducing toxicity associated with adoptive immunotherapy;

•	approaches for improving exposure to therapeutic cell product and promoting resistance to factors of tumor microenvironments;

•	diagnostic and prognostic methods and compositions;

•	libraries and high throughput methods for the discovery of antigen-binding molecules and targets;

•	compositions, combinations, and treatment methods related to the modulation of adenosine and/or adenosine receptors; and

•	compositions, combinations, and treatment methods related to the modulation of gamma secretase and/or Notch.
As for the immunotherapy products and processes we develop and commercialize, in the normal course of business, we intend to pursue, when possible, composition, method of use, dosing and formulation patent protection. We may also pursue patent protection with respect to manufacturing and drug development processes and technology.
Individual patents extend for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained. Generally, patents issued for applications filed in the United States are effective for 20 years from the earliest effective filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The duration of patents outside of the United States varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. Our patents issued as of December 31, 2017, will expire on dates ranging from 2019 to 2035. If patents are issued on our patent applications pending as of December 31, 2017, the resulting patents are projected to expire on dates ranging from 2021 to 2038. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.
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
As of December 31, 2017, our registered trademark portfolio currently contains 61 registered trademarks and pending trademark applications, consisting of 4 trademark registrations and 5 pending trademark applications in the United States, and 28 registered trademarks and 24 pending trademark applications in the following countries through both national filings and under the Madrid Protocol:  Argentina, Australia, Canada, China, the European Union (including Germany), India, Japan, Republic of Korea, Singapore, and Switzerland. We may also rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets are difficult to protect. We seek to protect our technology and product candidates, in part, by entering into confidentiality agreements with those who have access to our confidential information, including our employees, contractors, consultants, collaborators, and advisors. We also seek to preserve the integrity and confidentiality of our proprietary technology and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems. Although we have confidence in these individuals, organizations, and systems, agreements or security measures may be breached and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or may be independently discovered by competitors. To the extent that our employees, contractors, consultants, collaborators, and advisors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For this and more comprehensive risks related to our proprietary technology, inventions, improvements and products, please see the section captioned "Risks Related to Intellectual Property" in Part I—Item 1A—"Risk Factors" of this report.
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
If Celgene exercises an option with respect to our internally developed programs within the scope of the collaboration, as it has for our CD19 program, Juno and Celgene will enter into an agreed form of a license agreement pursuant to which Celgene receives an exclusive, royalty-bearing license to develop and commercialize, at Celgene’s cost, specified therapeutic product candidates directed to the targets of such Juno programs in the Celgene Territory, and Juno retains all rights to develop further and commercialize, at Juno’s cost, such therapeutic product candidates in the Juno Territory, subject to Celgene’s right to exercise an option for a specified number of such programs, excluding the CD19 program and the CD22 program, to co-promote such product candidates in the Juno Territory (in which case the parties would execute a co-development and co-commercialization agreement as specified below). Under all such license agreements, Juno has the right to participate in specified commercialization activities arising from such programs in certain major European markets.
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
The Celgene Collaboration Agreement will terminate upon the later of the last-to-expire of all option exercise periods, or, if an option is exercised by a party for one or more programs in the collaboration, upon the termination or expiration of the last-to-exist license agreement or co-development and co-commercialization agreement, as applicable, for any such program. The Celgene Collaboration Agreement may be terminated by either party for the insolvency of, or for an uncured material breach of the Celgene Collaboration Agreement by, the other party. Celgene may terminate the Celgene Collaboration Agreement in its entirety for any reason by providing Juno with prior written notice if there are no active development and commercialization agreements in place. Juno may terminate the Celgene Collaboration Agreement if Juno exercises its termination rights under the Voting and Standstill Agreement (as defined below) between the Parties for Celgene’s breach of certain covenants therein, or if either party terminates the 2015 Celgene SPA (as defined below) other than as a result of a failure by Juno to meet specified closing conditions under such agreement. Either party also has the right to terminate the Celgene Collaboration Agreement on a program-by-program basis if the other party or any of its affiliates challenges the validity, scope or enforceability of or otherwise opposes, any patent included within the intellectual property rights licensed to the other party under the Celgene Collaboration Agreement.
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

CD19 License Agreement
In April 2016, Celgene exercised its opt-in right to develop and commercialize product candidates from our CD19 program in the Celgene Territory. As a result, we entered into a license agreement with Celgene (the "Celgene CD19 License") pursuant to which Celgene received an exclusive, royalty-bearing license to develop and commercialize therapeutic CAR product candidates from our CD19 program in the Celgene Territory. Juno retains all rights to develop further and commercialize such product candidates in the Juno Territory, except that Juno has authorized Celgene to conduct certain clinical trials in the United States with respect to certain CD19 combination therapies. Juno and Celgene will generally share worldwide research and development costs for certain CD19 product candidates, although either party may opt out of funding specific studies led by the other. Juno will be responsible for commercialization costs in the Juno Territory and Celgene will be responsible for commercialization costs in the Celgene Territory. Juno has the right to participate in specified commercialization activities for licensed products arising from the CD19 program in certain major European markets. Celgene has the right to participate in specified commercialization activities in North America for licensed products for certain indications under the CD19 program. We received a $50.0 million option exercise fee from Celgene upon the exercise of Celgene’s option for the CD19 program. We will also receive royalties from Celgene for CAR product candidates arising from the CD19 program at a percentage in the mid-teens of net sales of such product candidates in the Celgene Territory.
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
Equity Placement
In June 2015, we also entered into a share purchase agreement (the "2015 Celgene SPA") with Celgene. Pursuant to the 2015 Celgene SPA, we agreed to sell 9,137,672 shares of our common stock to Celgene at an aggregate cash price of approximately $849.8 million, or $93.00 per share of common stock, at an initial closing. The initial closing occurred on August 4, 2015.
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
In March 2016, Celgene exercised its annual top-up right to purchase 1,137,593 shares at a price of $41.32 per share, for an aggregate cash purchase price of $47.0 million. As Celgene in March 2016 did not exercise the top-up right in full to reach 10% ownership that would have been permitted by the top-up right, the top-up right that was triggered by the filing of the 2016 Annual Report on Form 10-K permitted Celgene to top-up its ownership stake in the Company to 9.76%.
In March 2017, Celgene exercised its annual top-up right to purchase 75,568 shares at a price of $22.39 per share, for an aggregate cash purchase price of $1.7 million. The top-up right that will be triggered by the filing of the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2017 will only permit Celgene to top-up its ownership stake of the Company’s common stock to 9.76%.

Based on the number of shares of common stock outstanding as of February 21, 2018 as set forth on the cover of this report, we estimate that Celgene will have the right to acquire approximately 241,000 shares of our common stock if it exercises the "top up" right triggered by the filing of this report.
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
Conditions to Closing; Termination; Stockholder Approval
Closings of top-up rights, the First Acquisition Right, and the Second Acquisition Right, are subject to customary closing conditions, including termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. We have the ability to terminate Celgene’s future purchase rights under the 2015 Celgene SPA in the event that Celgene breaches certain of its obligations under the Voting and Standstill Agreement (described below), Celgene undergoes a change in control, or the Celgene Collaboration Agreement terminates or expires.

Voting and Standstill Agreement
In connection with the 2015 Celgene SPA, we entered into a voting and standstill agreement (the "Voting and Standstill Agreement") with Celgene in June 2015. Pursuant to the Voting and Standstill Agreement, until the later of the fifth anniversary of the date of the Voting and Standstill Agreement and the expiration or earlier termination of the Celgene Collaboration Agreement, Celgene will be bound by certain "standstill" provisions which generally will prevent it from purchasing outstanding shares of Juno common stock or common stock equivalents, making a tender offer or encouraging or supporting a third party tender offer, calling a meeting of Juno’s stockholders, nominating a director whose nomination has not been approved by the Board, soliciting proxies in opposition to the recommendation of the Board, depositing shares of common stock in a voting trust, assisting a third party in taking such actions, entering into discussions with a third party as to such actions, or requesting or proposing in writing to the Board or any member thereof that Juno amend or waive any of these limitations. However, the Voting and Standstill Agreement contains an exception to the foregoing standstill restrictions on Celgene's actions in the event that any such action is approved by Juno, as is the case for the Offer, which is part of a negotiated transaction that was approved by the Board. In addition, as part of the negotiated transaction with Celgene, Juno agreed to a customary “fall away” provision that would cause the standstill provisions by which Celgene is bound to be suspended upon the occurrence of certain events, including the entry into a definitive acquisition agreement with a third party other than Celgene or a tender offer or exchange offer initiated by any person other than Celgene or its affiliates in which Juno recommends acceptance of such tender offer or exchange offer.
Further, under the Voting and Standstill Agreement, Celgene has also agreed not to dispose of any shares of common stock beneficially owned by it during certain specified lock-up periods, other than under certain exceptions. Following the expiration of such lock-up periods, Celgene may sell shares subject to certain manner of sale and volume limitations, as well as restrictions on sales to persons defined as "competitors." Celgene has agreed generally to vote its shares in accordance with the recommendations of the majority of Juno’s Board.
We have agreed to give Celgene certain Board designation rights until at least June 29, 2020, and thereafter for as long as Celgene and its affiliates beneficially own at least 7.5% of the voting power of Juno’s outstanding shares. Dr. Thomas O. Daniel was Celgene’s original designee on the Board. On April 13, 2017, Celgene designated, and our Board appointed, Rupert Vessey, M.A., B.M. B.ch., FRCP, D. Phil., as Celgene's new designee on the Board. Juno has agreed to nominate Dr. Vessey for election and reelection as a director on the Board, provided in each case that Dr. Vessey is reasonably acceptable to the nominating and governance committee of the Board. Celgene may designate another nominee to replace Dr. Vessey upon Dr. Vessey's departure from the Board or as a replacement nominee for election at a meeting of stockholders at which such position is up for election. Any subsequent designee may not be an employee or officer of Celgene, must be independent under Nasdaq rules, and must be reasonably acceptable to the nominating and governance committee of the Board.
The rights and restrictions applicable to Celgene under the Voting and Standstill Agreement are subject to termination upon the occurrence of certain events, including certain events involving a change of control, or potential change of control, of Juno.
Registration Rights Agreement
In connection with the 2015 Celgene SPA, we also entered into a registration rights agreement (the "Celgene Registration Rights Agreement") with Celgene in June 2015. Pursuant to the Celgene Registration Rights Agreement, if and as Celgene is permitted to sell shares under the Voting and Standstill Agreement, Juno has agreed to, upon the written request of Celgene, prepare and file with the Securities and Exchange Commission (the "SEC") a registration statement on Form S-3 for purposes of registering the resale of the shares specified in Celgene’s written request or, if Juno is not at such time eligible for the use of Form S-3, use its commercially reasonable efforts to prepare and file a registration statement on a Form S-1 or alternative form that permits the resale of the shares. Juno has also agreed, among other things, to indemnify Celgene under the registration statement from certain liabilities and to pay all fees and expenses (excluding any legal fees of the selling holder(s) above $10,000 per registration statement, and any underwriting discounts and selling commissions) incident to the Juno’s obligations under the Celgene Registration Rights Agreement.
September 2017 Private Placement
On September 21, 2017, we entered into a share purchase agreement and omnibus amendment (the "2017 Celgene SPA") with Celgene pursuant to which we agreed to sell and Celgene agreed to buy 758,327 shares of Juno’s common stock in a private placement exempt from the registration requirements of the Securities Act of 1933, at a sale price equal to the price to the public in a concurrent public offering, $41.00 per share, for an aggregate purchase price of $31.1 million. The number of shares sold to Celgene constituted approximately 9.76% of the aggregate number of the shares sold in the public offering and the private placement to Celgene. The 2017 Celgene SPA also amended the terms of the Voting and Standstill Agreement and the Celgene Registration Rights Agreement in order to subject the shares purchased in the 2017 Celgene SPA to the same terms and conditions under such agreements as if the shares had been purchased pursuant to the 2015 Celgene SPA.

Merger Agreement
On January 21, 2018, we entered into the Merger Agreement with Celgene Corp. and Purchaser, as described above under the caption "Merger Agreement." If the proposed acquisition is consummated, Juno would become a wholly-owned subsidiary of Celgene Corp.
Fred Hutchinson Cancer Research Center License and Collaboration Agreement
In October 2013, we entered into a license agreement with FHCRC that grants us an exclusive, worldwide, sublicensable license under certain patent rights, and a non-exclusive, worldwide, sublicensable license under certain technology, to research, develop, manufacture, improve, and commercialize products and processes covered by such patent rights or incorporating such technology for all therapeutic uses for the treatment of human cancer. This agreement was amended and restated in November 2014, and further amended in October 2015 and March 2016 to add additional patent assets and associated payment obligations to the agreement. The patents and patent applications covered by this agreement are directed, in part, to CAR constructs, including target specific constructs and customized spacer regions, TCR constructs, and their use for immunotherapy. Pursuant to this license agreement, as of December 31, 2017, we have rights to one issued U.S. patent, five pending U.S. patent applications, four issued patents in jurisdictions outside the United States, and a number of other patent applications in jurisdictions outside the United States. We paid to FHCRC an upfront payment of $250,000 upon entering into this agreement. We are required to pay to FHCRC an annual maintenance fee of $50,000 for the first four years of the agreement’s term and thereafter minimum annual royalties of $100,000 per year, with such payments reduced by the amount of running royalties paid to FHCRC in the applicable prior year. With respect to technology licensed under the license agreement that is applicable to JCAR014 and JCAR017, we may be obligated to pay to FHCRC up to a maximum of $6.75 million per licensed product upon our achievement of certain specified clinical and regulatory milestones. In addition, the license agreement provides that we are required to pay to FHCRC low single-digit royalties based on annual net sales of the licensed products by us and by our sublicensees. We are also required to pay to FHCRC a portion of the payments that we receive from sublicensees of the rights licensed to us by FHCRC, on a tiered basis, up to a cap. In addition, we have agreed to use a set amount of these sublicensee payments to support the research and development of licensed products, and if, by the fifth anniversary of the license agreement, we have received at least such amount in sublicensee payments but have spent less than such amount on such research and development activities, we must pay to FHCRC the difference between such set amount and the actual amounts we have spent on such activities.
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
The completion of the Offer would trigger a success payment valuation measurement date, and success payments of $100 million, less indirect cost offsets, would be owed to FHCRC.
Memorial Sloan Kettering License and Research Agreement
In November 2013, we entered into a license agreement with MSK that grants us a worldwide, sublicensable license to certain patent rights and intellectual property rights related to certain know-how to develop, make, and commercialize licensed products and to perform services for all therapeutic and diagnostic uses, which license is exclusive with respect to such patent rights and tangible materials within such know-how, and nonexclusive with respect to such know-how and related intellectual property rights. The patents and patent applications covered by this agreement are directed, in part, to CAR constructs, including bispecific and armored CARs, and their use for immunotherapy. Pursuant to this license agreement, as of December 31, 2017, we have rights to three issued U.S. patents, six pending U.S. patent applications, and a number of other patents and patent applications in jurisdictions outside the United States. Upon entering the agreement, we paid MSK an upfront payment of $6.9 million, and we are required to pay to MSK annual minimum royalties of $100,000 commencing on the fifth anniversary of the license agreement, with such payments creditable against royalties. The license agreement requires us to pay to MSK mid-to-high single-digit royalties based on annual net sales of licensed products or the performance of licensed services by us and our affiliates and sublicensees, which royalty will be reduced in the case of licensed products or services that are not covered by a valid patent in the country in which such products or services are manufactured or commercialized. In addition, if the first product we commercialize contains a chimeric antigen receptor T cell that is not a licensed product under the terms of the agreement, we are required to pay to MSK a below-single-digit royalty on net sales of such product for ten years after the first commercial sale of such product. We may also be obligated to pay to MSK up to a maximum of $6.75 million in clinical and regulatory milestone payments for each licensed product, which includes JCAR015.
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
The completion of the Offer would trigger a success payment valuation measurement date, and a success payment of $70 million, less indirect cost offsets, would be owed to MSK.
Seattle Children’s Research Institute License and Collaboration Agreement
In February 2014, we entered into a license agreement with SCRI that grants to us an exclusive, worldwide, royalty-bearing sublicensable license to certain patent rights to develop, make, and commercialize licensed products and to perform licensed services for all therapeutic, prophylactic, and diagnostic uses. The patents and patent applications covered by this agreement are directed, in part, to regulated transgene expression and CAR constructs, including bispecific CARs and customized spacer regions, and their use for immunotherapy. Pursuant to this license agreement, as of December 31, 2017, we have rights to one issued U.S. patent, eight pending U.S. patent applications, and a number of other pending patent applications in jurisdictions outside the United States. Under the terms of the agreement, we paid SCRI an upfront payment of $200,000 and are required to pay to SCRI annual license maintenance fees, creditable against royalties and milestone payments due to SCH, of $50,000 per year for the first five years and $200,000 per year thereafter. Pursuant to the license agreement, we are obligated to pay to SCRI low single-digit royalties based on annual net sales of licensed products and licensed services by us and our affiliates and sublicensees. Based on the progress we make in the advancement of licensed products, including JCAR014 and JCAR017, we may be required to make clinical and regulatory milestone payments totaling up to $13.3 million in the aggregate per licensed product and up to $3.0 million in commercial milestone payments. In addition, we are required to pay to SCRI a percentage of the payments that we receive from sublicensees of certain rights licensed to us by SCRI, up to an aggregate of $15.0 million, which percentage will be based upon the date we receive such payments and the achievement of certain clinical and regulatory milestones. The term of the license agreement will continue until the expiration or abandonment of all licensed patents and patent applications. We have the right to terminate the agreement at will upon 60 days’ written notice to SCRI. SCRI may terminate the agreement upon 90 days’ notice in the event of our uncured material breach, or upon 30 days’ notice if such breach is of a payment obligation. SCRI may terminate the agreement immediately if we challenge the enforceability, validity, or scope of any licensed patent right or assist a third party to do so. The agreement will terminate immediately in the event of our bankruptcy or insolvency.
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
City of Hope License Agreement
In November 2009, ZetaRx LLC ("ZetaRx") entered into a license agreement with City of Hope ("COH") pursuant to which ZetaRx was granted an exclusive, worldwide, royalty-bearing license under certain patent rights to manufacture and commercialize products involving genetically engineered white blood cells for the treatment or prevention of disease in humans. The agreement was amended in May 2016 to update the patent exhibits to the agreement. The patents and patent applications covered by this agreement are directed, in part, to CAR constructs, including bispecific CARs and T cell ablation technologies, and their use for immunotherapy. Pursuant to this license agreement, as of December 31, 2017, we have rights to 13 issued U.S. patents, three pending U.S. patent applications, and a number of other patents and patent applications in jurisdictions outside the United States. The license is sublicensable with consent, and our sublicensees cannot grant further sublicenses. This license agreement was assumed by us in connection with our acquisition of certain of ZetaRx’s assets in October 2013. Under the terms of the license agreement, we are required to pay COH an annual license maintenance fee of $25,000, which payment is creditable against any other royalties due for the applicable year. In addition, the license agreement requires us to pay COH low single-digit royalties on annual net sales by us and our sublicensees. In addition, we are required to pay COH a fixed percentage of certain payments we receive from sublicensees of the technology licensed to us by COH.
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
We and COH are involved in litigation regarding this license agreement. See Note 15 to our consolidated financial statements included in this report.
St. Jude Children’s Research Hospital Agreement; Sublicense to Penn and Novartis
In December 2013, we entered into an agreement with St. Jude (the "St. Jude License Agreement") pursuant to which we (1) obtained control over, and are obliged to pursue and defend, St. Jude’s causes of action in a pending litigation in the Eastern District of Pennsylvania, Trustees of the University of Pennsylvania v. St. Jude Children’s Research Hospital, Civil Action No. 2:13-cv-01502-SD (the "Penn litigation"), in which we and St. Jude were each adverse to Penn and Novartis, and (2) acquired an exclusive, worldwide, royalty-bearing license under certain patent rights owned by St. Jude, including the ’645 Patent, to develop, make, and commercialize licensed products and services for all therapeutic, diagnostic, preventative, and palliative uses. The patents and patent applications covered by this agreement are directed, in part, to CAR constructs capable of signaling both a primary and a co-stimulatory pathway. Pursuant to the St. Jude License Agreement, as of December 31, 2017, we have rights to three issued U.S. patents and three pending U.S. patent applications. The Penn litigation concerned both the ’645 Patent and a contractual dispute between St. Jude and Penn. We also obtained settlement authority in the Penn litigation, subject to certain conditions.
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
In 2016, Novartis paid us an aggregate of $14.3 million upon the achievement of two clinical milestones by Novartis, $12.5 million of which we were required to pass on to St. Jude. We separately achieved the same clinical milestones in September 2017, as a result of which we were required to reimburse Novartis $7.1 million.
In August 2017, a regulatory milestone was met under both the Penn/Novartis Sublicense Agreement and the St. Jude License Agreement, pursuant to which the Company recognized milestone revenue of $25.0 million from Novartis, and a corresponding research and development expense to St. Jude of $6.8 million. In the event we separately achieve the same clinical milestone in the future, we will be required to reimburse Novartis $12.5 million.
License Agreements with Fred Hutchinson Cancer Research Center assumed from ZetaRx
We assumed two license agreements with FHCRC in connection with our acquisition of certain of ZetaRx’s assets in October 2013. ZetaRx entered into these license agreements with FHCRC in 2009 (the "2009 FHCRC Agreement") and 2012 (the "2012 FHCRC Agreement"). These agreements were amended and restated in November 2014, and the 2012 FHCRC Agreement was further amended in October 2015 to add additional patent assets to the scope of the license. Under each of these license agreements, we received an exclusive, worldwide, sublicensable license under patent and technology rights to make, manufacture, use, and commercialize products (and, under the 2009 FHCRC Agreement only, services) for all fields of use. The patents and patent applications covered by these agreements are directed, in part, to defined T cell compositions and their use for immunotherapy. Pursuant to these license agreements, as of December 31, 2017, we have rights to one issued U.S. patent, four pending U.S. patent applications, approximately eight issued patents in jurisdictions outside the United States, and a number of other patent applications in jurisdictions outside the United States. Pursuant to each of the agreements, we are required to pay FHCRC a low single-digit running royalty based on annual net sales of licensed products (and, under the 2009 FHCRC Agreement only, licensed services) by us and by our affiliates and sublicensees. In addition, under each agreement, we are required to pay to FHCRC a minimum annual royalty of $5,000 until we receive FDA approval of a licensed product, and a minimum annual royalty of $20,000 thereafter for the remainder of the applicable agreement term, which payments will be creditable against any running royalties due to FHCRC under the respective license agreements. Under the 2012 FHCRC Agreement, we are required to pay to FHCRC up to an aggregate of $1.4 million upon our achievement of certain clinical and regulatory milestones relating to the licensed products, which includes JCAR014 and JCAR017. In addition, under each of the license agreements, we are required to pay FHCRC a fixed percentage of certain payments that we receive from sublicensees of the rights licensed to us by FHCRC, up to a cap.
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
Royalty and Milestone Obligations for JCAR017
Under our existing license agreements, our overall royalty burden for net sales of JCAR017 in the United States is approximately 10%. As of the date of this report, based on our planned manufacturing process for JCAR017, the aggregate maximum amount of future milestone payments we could be required to make under our existing license and collaboration agreements is approximately $95 million for JCAR017. Certain milestones would be paid in euros, which have been estimated in U.S. dollars for the foregoing figures based on the exchange rate as of December 31, 2017.
Opus Bio License Agreement
In December 2014, we entered into a license agreement with Opus Bio pursuant to which we were granted an exclusive, worldwide, sublicensable license under certain patent rights and data to research, develop, make, have made, use, have used, sell, have sold, offer to sell, import and otherwise exploit products that incorporate or use engineered T cells directed against CD22 and that are covered by such patent rights or use or incorporate such data. Certain of the licensed patent rights are in-licensed by Opus Bio from the National Institutes of Health ("NIH"). The patents and patent applications covered by this agreement are directed, in part, to various human monoclonal antibodies specific for CD22 and their use in immunotherapy. Pursuant to this license agreement, as of December 31, 2017, we have rights to six issued U.S. patents, three pending U.S. patent applications, and a number of other patents and patent applications in jurisdictions outside the United States. The licensed data was generated under an agreement between Opus Bio and the National Cancer Institute ("NCI") and Opus Bio’s rights to the licensed data are not exclusive. Our rights to such data are therefore exclusive only as between us and Opus, and non-exclusive as between us and third parties, who may license such data from the NCI. Our license from Opus Bio is limited to the field of treating B cell malignancies that express CD22 on their cell surface using CARs containing certain specified antibody binding fragments. Under the agreement, we will be required to use commercially reasonable efforts to research, develop, and commercialize licensed products. Such development must be in accordance with the timelines provided in the license agreement for achievement of certain clinical, regulatory, and commercial benchmarks, and with the development plans set forth in Opus Bio’s agreements with the NIH. In November 2015, the license agreement was amended to adjust certain of these timelines.
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
Other Licenses and Third-Party Collaboration Agreements
We have entered into a number of other license agreements and collaboration agreements with third parties, including additional license agreements with MSK, FHCRC, and SCRI, in connection with our preclinical and clinical research and development activities. These include, among others:

•
A collaboration and license agreement with Fate to identify and utilize small molecules to modulate our genetically-engineered T cell product candidates to improve their therapeutic potential for cancer patients.

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

•
We and WuXi AppTec formed a company, JW (Cayman) Therapeutics Co., Ltd ("JW Cayman"), to leverage Juno’s CAR and TCR technologies and WuXi AppTec’s research and development and manufacturing platform and local expertise to develop novel cell-based immunotherapies for patients in China with hematologic and solid organ cancers. In December 2017, Juno entered into a license and strategic alliance agreement with JW Cayman and its affiliates (the "JW License and Strategic Alliance Agreement"). Under the agreement, JW Cayman received an exclusive, royalty-bearing license to develop and commercialize a therapeutic product candidate in China, as well as the right of first negotiation to license Juno's future pipeline candidates for further development in China.

•
A license agreement with MSK and Eureka Therapeutics, Inc. pursuant to which we obtained an exclusive license pertaining to a fully-human binding domain targeting BCMA, as well as binding domains against two additional undisclosed multiple myeloma targets to be used for the potential development and commercialization of CAR cell therapies for patients with multiple myeloma.

•
License agreements with Eli Lilly and Company, OncoTracker, Inc., and FHCRC, to advance Juno's program in multiple myeloma using GSIs in combination with BCMA-directed CAR T cells. Gamma secretase is an enzyme that cleaves a set of transmembrane proteins, including BCMA. Multiple publications have shown that treatment with GSIs can increase surface expression of BCMA on tumors, particularly multiple myeloma. Increased cell surface BCMA may increase potency of a BCMA-directed CAR T therapy.

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
As consideration for the Stage acquisition, we paid €52.5 million in cash and issued an aggregate of 486,279 shares of common stock to the selling shareholders. We also agreed to pay additional amounts of up to an aggregate of €135.0 million in cash based on the achievement of certain technical, clinical, regulatory, and commercial milestones related to novel reagents (€40.0 million), advanced automation technology (€65.0 million), and Stage’s existing clinical pipeline (€30.0 million). As of December 31, 2017, we have triggered and paid €6.0 million in such milestone payments.
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
In addition to the current standard of care treatments for patients, a large number of commercial and academic clinical trials are being pursued by variety of parties in the field of immunotherapy. Early positive clinical results from these trials have fueled continued interest in the field of immunotherapy. In the CAR and TCR space, our competitors include, but are not limited to, Novartis / Penn, Kite / Gilead Sciences, Inc. ("Gilead") / Amgen / NCI, Cellectis / Pfizer / Servier, Johnson & Johnson / Transposagen Biopharmaceuticals / Legend Biotech, Poseida, bluebird bio, Bellicum, Celyad, NantKwest, Intrexon / ZIOPHARM / MD Anderson Cancer Center, Unum Therapeutics, Adaptimmune / GlaxoSmithKline, ImmunoCellular Therapeutics, Adicet Bio, Autolus, and Mustang Bio, Inc. In August 2017, Novartis received approval from the FDA for Kymriah (tisagenlecleucel), formerly known as CTL019, for the treatment of pediatric and young adult r/r ALL. Additionally, in October 2017, Kite received approval from the FDA for Yescarta (axicabtagene ciloleucel), formerly known as KTE-C19, for treatment of patients with r/r NHL. Kite has been acquired by Gilead.
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
Once a BLA has been submitted, the FDA’s goal is to review standard applications within ten months after it accepts the application for filing, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. Priority Review designation will direct overall attention and resources to the evaluation of applications for products that, if approved, would be significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions when compared to standard applications. In both standard and priority reviews, the review process is often significantly extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may convene an advisory committee to provide clinical insight on application review questions. Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.
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
Under the accelerated approval program, the FDA may approve a BLA on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Post-marketing studies or completion of ongoing studies after marketing approval are generally required to verify the biologic’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. In addition, the Food and Drug Administration Safety and Innovation Act ("FDASIA"), which was enacted and signed into law in 2012, established the breakthrough therapy designation. A sponsor may seek FDA designation of its product candidate as a breakthrough therapy if the product candidate is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Sponsors may request that FDA designate a product candidate as a breakthrough therapy at the time of or any time after the submission of an IND, but ideally before an end-of-phase II meeting with FDA. If the FDA designates a breakthrough therapy, it may take actions appropriate to expedite the development and review of the application, which may include holding meetings with the sponsor and the review team throughout the development of the therapy; providing timely advice to, and interactive communication with, the sponsor regarding the development of the drug to ensure that the development program to gather the nonclinical and clinical data necessary for approval is as efficient as practicable; involving senior managers and experienced review staff, as appropriate, in a collaborative, cross-disciplinary review; assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor; and considering alternative clinical trial designs when scientifically appropriate, which may result in smaller trials or more efficient trials that require less time to complete and may minimize the number of patients exposed to a potentially less efficacious treatment. Breakthrough therapy designation comes with all of the benefits of fast track designation, which means that the sponsor may file sections of the BLA for review on a rolling basis if certain conditions are satisfied, including an agreement with FDA on the proposed schedule for submission of portions of the application and the payment of applicable user fees before the FDA may initiate a review. We plan to seek designation as a breakthrough therapy for some or all of our CD19 product candidates, as qualification permits. We have obtained breakthrough therapy designation for JCAR017 for the treatment of patients with r/r aggressive large B cell NHL, including DLBCL, not otherwise specified (de novo or transformed from indolent lymphoma), primary mediastinal B-cell lymphoma (PMBCL), or follicular lymphoma grade 3B.
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
A designated orphan drug many not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if the second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. We plan to seek orphan drug designation for some or all of our CD19 product candidates in specific orphan indications in which there is a medically plausible basis for the use of these products. We have obtained orphan drug designation for JCAR017 in DLBCL, CLL, ALL, and follicular lymphoma, and for JCARH125 for the treatment of multiple myeloma.
Post-Approval Requirements
Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. We cannot be certain that we or our present or future suppliers will be able to comply with the cGMP regulations and other FDA regulatory requirements. If our present or future suppliers are not able to comply with these requirements, the FDA may, among other things, halt our clinical trials, require us to recall a product from distribution, or withdraw approval of the BLA.
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
Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant's own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed "interchangeable" by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.
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
In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Affordable Care Act, among other things, imposed new reporting requirements on drug manufacturers for payments or other transfers of value made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers must submit reports by the 90th day of each calendar year. Certain states also mandate implementation of commercial compliance programs, impose restrictions on drug manufacturer marketing practices, require reporting of marketing expenditures and pricing information and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians and other healthcare professionals.
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
Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. We expect that the current presidential administration and U.S. Congress will likely continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. Most recently, the Tax Cuts and Jobs Act was enacted, which, among other things, removes penalties for not complying with the Affordable Care Act’s individual mandate to carry health insurance. The impact that President Trump’s administration and the U.S. Congress may have, if any, is uncertain, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act.
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
We expect that the Affordable Care Act, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement, new payment methodologies, and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.
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
Employees
As of December 31, 2017, we had 663 employees globally. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We consider our employee relations to be good.
Research and Development
Our research and development costs were $451.5 million, $264.3 million, and $205.2 million for the years ended December 31, 2017, 2016, and 2015, respectively. See Part II—Item 7—"Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this report for additional detail regarding our research and development activities.
Geographic Information
Revenues generated outside of the United States and long-lived assets located outside of the United States were not material for the years ended December 31, 2017, 2016, and 2015, respectively.

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
Corporate Information
Juno was incorporated in Delaware on August 5, 2013. Our principal executive offices are located at 400 Dexter Avenue North, Suite 1200, Seattle, Washington 98109. Our telephone number is (206) 582-1600. Our website address is www.junotherapeutics.com. Information contained on the website is not incorporated by reference into this report, and should not be considered to be part of this report.
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
Available Information
We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We make available on our website at www.junotherapeutics.com, free of charge, copies of these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The public may read or copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov. The information in or accessible through the SEC and our website are not incorporated into, and are not considered part of, this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

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
Risks Related to the Merger Agreement
The conditions under the Merger Agreement to Purchaser’s consummation of the Offer and our subsequent Merger with Purchaser may not be satisfied at all or in the anticipated timeframe.
Under the terms of the Merger Agreement, the consummation of Purchaser’s pending Offer and subsequent Merger is subject to customary conditions. Satisfaction of certain of the conditions is not within our control, and difficulties in otherwise satisfying the conditions may prevent, delay, or otherwise materially adversely affect the consummation of the pending Offer and subsequent Merger. These conditions include, among other things, there being validly tendered and not validly withdrawn, subject to certain conditions, a number of shares of our common stock that, together with the shares of our common stock then owned by Celgene Corp. and its affiliates, represent one more share than 50% of the total number of Juno shares outstanding at the time of the expiration of the Offer. It also is possible that an event, state of facts, condition, development, occurrence, circumstance, change, or effect occurs subsequent to the date of the Merger Agreement that, individually or in the aggregate, may have or reasonably be expected to have, a material adverse effect (as defined in the Merger Agreement) on Juno, the non-occurrence of which is a condition to the consummation of the Offer. We cannot predict with certainty whether and when any of the required conditions will be satisfied. If the acquisition does not receive, or timely receive, the required regulatory approvals and clearances, or if another event occurs delaying or preventing the acquisition, such delay or failure to complete acquisition may create uncertainty or otherwise have negative consequences that may materially and adversely affect our financial condition and results of operations, as well as the price per share for our common stock.
While Purchaser’s Offer and the proposed Merger are pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business.
Whether or not the pending Offer and subsequent Merger is consummated, the proposed acquisition may disrupt our current plans and operations, which could have an adverse effect on our business and financial results. The pendency of the pending Offer and subsequent Merger may also divert management's attention and our resources from ongoing business and operations, and our employees and other key personnel may have uncertainties about the effect of the pending Offer and subsequent Merger, and the uncertainties may impact our ability to retain, recruit, and hire key personnel while the acquisition is pending or if it fails to close.
The preparations for integration between Juno and Celgene Corp. have placed and we expect will continue to place a significant burden on many of our employees and on our internal resources. If, despite our efforts, key personnel depart because of these uncertainties and burdens, or because they do not wish to remain with the combined company, our business and results of operations may be adversely affected. In addition, whether or not the Merger is consummated, while it is pending we will continue to incur costs, fees, expenses, and charges related to the proposed Merger, which may materially and adversely affect our financial condition and results of operations.
Furthermore, we cannot predict how our business partners will view or react to the pending Offer and subsequent Merger upon consummation. If we are unable to reassure our business partners to continue transacting business with us, our financial condition and results of operations may be adversely affected.
In addition, the Merger Agreement generally requires Juno to operate its business in the ordinary course of business consistent with past practice pending consummation of the Merger and also restricts us from taking certain actions with respect to our business and financial affairs without Celgene Corp.’s prior written consent during the interim period between the execution of the Merger Agreement and the Effective Time of the Merger (or the date on which the Merger Agreement is earlier terminated). For these and other reasons, the pendency of the proposed acquisition could adversely affect our business and results of operations.

Our executive officers and directors may have interests that are different from, or in addition to, those of our stockholders generally.
Our executive officers and directors may have interests in the Merger that are different from, or are in addition to, those of our stockholders generally. These interests include direct or indirect ownership of our common stock, stock options, restricted stock units, and restricted stock awards, and for executive officers, our change of control and severance plan, performance-based restricted stock units and restricted stock awards, offer letters, participation in a retention bonus pool, and employee benefits following the completion of the Merger. In addition, certain of our directors have current or prior business or personal relationships with Celgene Corp. and its representatives.
Litigation against us and the members of our board of directors arising out of our acquisition by Celgene Corporation may delay or prevent the proposed transaction.
Two putative stockholder class action complaints have been filed against us and our board of directors in connection with the transactions contemplated by the Merger Agreement. Although the plaintiffs in those actions have dismissed their claims with prejudice as disclosed in the Third Amendment to Schedule 14D-9 filed by Juno on February 21, 2018, additional lawsuits could be filed that could delay or prevent our acquisition by Celgene Corp., divert the attention of our management and employees from our day-to-day business and otherwise adversely affect us financially.
In the event that our proposed merger with Purchaser is not consummated, the trading price of our common stock and our future business and results of operations may be negatively affected.
The conditions to the consummation of the pending Offer and subsequent Merger may not be satisfied, as noted above. If the proposed acquisition is not consummated, we would remain liable for significant transaction costs, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the proposed acquisition. For these and other reasons, not consummating the proposed acquisition could adversely affect our business and results of operations.
Furthermore, if we do not consummate the pending Offer and subsequent Merger, the price of our common stock may decline significantly from the current market price, which we believe reflects a market assumption that the proposed acquisition will be consummated. Certain costs associated with the proposed acquisition have already been incurred or may be payable even if the proposed acquisition is not consummated. Further, a failure of the proposed acquisition may result in negative publicity and a negative impression of us in the investment community, and have a negative impact on our ability to raise additional financing in the future. Finally, any disruptions to our business resulting from the announcement and pendency of the proposed acquisition, including any adverse changes in our relationships with our business partners and employees or recruiting and retention efforts, could continue or accelerate in the event of a failed transaction.
If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Celgene Corp. These costs could require us to use available cash that would have otherwise been available for other uses.
If the proposed Merger is not completed, in certain circumstances, we could be required to pay a termination fee of $300 million to Celgene Corp. If the Merger Agreement is terminated, the termination fee we may be required to pay, if any, under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes or other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business, results of operations or financial condition, which in turn would materially and adversely affect the price per share of our common stock.
The following risk factors assume that we remain a stand-alone company except as otherwise noted.
Risks Related to Our Business and Industry
We are a clinical-stage company and have a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.
We are a clinical-stage biopharmaceutical company that was formed in August 2013. We have no cell-therapy products approved for commercial sale and as of December 31, 2017, had not generated any revenue from such products. We are focused on developing products that use human cells as therapeutic entities and, although there have been significant advances in cell-based immunotherapy, our T cell technologies are new and largely unproven. Our limited operating history, particularly in light of the rapidly evolving cancer immunotherapy field, may make it difficult to evaluate our current business and predict our future performance. Our short history as an operating company makes any assessment of our future success or viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage companies in rapidly evolving fields. If we do not address these risks successfully, our business will suffer.
We have incurred net losses in each period since our inception and anticipate that we will continue to incur net losses in the future.
We are not profitable and have incurred losses in each period since our inception. For the years ended December 31, 2017, 2016, and 2015, we reported a net loss of $437.1 million, $245.6 million, and $239.4 million, respectively. As of December 31, 2017, we had an accumulated deficit of $1.27 billion, which includes $51.1 million related to non-cash deemed dividends, $184.7 million in upfront fees to acquire technology, of which $110.8 million was paid in cash and $73.9 million was paid through the issuance of common stock, non-cash expense of $172.7 million associated with the change in the estimated fair value and elapsed service period for our potential and actual success payment liability to FHCRC and MSK, expense of $23.2 million associated with non-cash milestones, non-cash gain of $5.6 million associated with the change in the estimated value of our contingent consideration liabilities, and $10.7 million of expense associated with our convertible preferred stock options. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our product candidates, scale-up manufacturing capabilities and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems.
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

•	Celgene exercising any other of its options under our Celgene Collaboration Agreement;

•	JW Cayman’s ability to develop and commercialize product candidates in China;

•	identifying, assessing, acquiring and/or developing new product candidates;

•	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter;

•	maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how; and

•	attracting, hiring, and retaining qualified personnel.
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
Additionally, because our technology involves the genetic modification of patient cells ex vivo using a virus, we are subject to many of the challenges and risks that gene therapies face, including:

•
Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. To date, only a few products that involve the genetic modification of patient cells have been approved in the United States or the European Union ("EU").

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

•
Clinical trials using genetically modified cells conducted at institutions that receive funding for recombinant DNA research from the NIH, may be subject to review by the Recombinant DNA Advisory Committee ("RAC"). Although the FDA decides whether individual protocols may proceed, the RAC review process can impede the initiation of a clinical trial, even if the FDA has reviewed the study and approved its initiation.

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
Prior to the Juno-sponsored Phase I trial of JCAR017 and Phase II clinical trial of JCAR015 that began in 2015, third parties had sponsored and conducted all clinical trials of our CD19 product candidates and other product candidates, and our ability to influence the design and conduct of such trials has been limited. We now control clinical and regulatory development of JCAR017 and JCARH125, and may do so in the future for additional product candidates, which will entail additional expenses and may be subject to delay. Any failure by a third party to meet its obligations with respect to the clinical and regulatory development of our product candidates may delay or impair our ability to obtain regulatory approval for our products and result in liability for our company.
Prior to the Juno-sponsored Phase I clinical trial of JCAR017 and the Phase II clinical trial of JCAR015, both of which began in 2015, we had not sponsored any clinical trials relating to our CD19 product candidates or other product candidates. Instead, faculty members at our third-party research institution collaborators, or those institutions themselves, sponsored all clinical trials relating to these product candidates, in each case under their own INDs. We now control the U.S. clinical and regulatory development of JCAR017 and global clinical and regulatory development of JCARH125. We may assume control over the clinical and regulatory development of other product candidates in the future, in which case we will need to obtain sponsorship of the INDs or file new Juno-sponsored INDs. Failure to obtain, or delays in obtaining, sponsorship of INDs or in filing new Juno-sponsored INDs for these or any other product candidates we determine to advance could negatively affect the timing of our potential future clinical trials. Any such impacts on timing could increase research and development costs and could delay or prevent obtaining regulatory approval for our product candidates, either of which could have a material adverse effect on our business.
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
We expect to be dependent on our contractual arrangements with collaborators for ongoing and planned trials for our product candidates other than JCAR017 and JCARH125 until we determine to assume control of the clinical and regulatory development of those candidates. Such arrangements provide us certain information rights with respect to certain previous, planned, or ongoing trials of our product candidates, including access to and the ability to use and reference the data, including for our own regulatory filings, resulting from such trials. Even after we assume control of the overall clinical and regulatory development of a product candidate, we will still remain dependent on such contractual data rights for use in our clinical and regulatory development activities. If these obligations are breached by our collaborators, or if the data, or our data rights, prove to be inadequate compared to the first-hand knowledge we might have gained had the completed trials been Juno-sponsored trials, then our ability to design and conduct our Juno-sponsored clinical trials may be adversely affected. Additionally, the FDA may disagree with the sufficiency of the preclinical, manufacturing, or clinical data generated by these prior collaborator-sponsored trials, or our interpretation of preclinical, manufacturing, or clinical data from these clinical trials. If so, the FDA may require us to obtain and submit additional preclinical, manufacturing, or clinical data before we may begin our planned trials and/or may not accept such additional data as adequate to begin our planned trials.
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
Research and development collaborations, including those we have entered into with Celgene, Fate, Editas, and MedImmune, are subject to numerous risks, which may include the following:

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
We and WuXi AppTec formed a company, JW Cayman, to develop and commercialize cell-based immunotherapies for patients with hematologic and solid organ cancers in China, and in December 2017 we entered into the JW License and Strategic Alliance Agreement with JW Cayman and its affiliated companies. We have limited control over JW Cayman and its affiliated companies and so we will be subject to many of the same risks set forth above with respect to collaborations. JW Cayman and its affiliated companies will also be subject to many of the same risks that are set forth in this "Risk Factors" section pertaining to operations, government regulation, and intellectual property, which may adversely affect JW Cayman and its affiliated companies' ability to develop and commercialize products.
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
We are conducting a trial in adult r/r NHL with JCAR017, which we refer to as the TRANSCEND trial, that began as a Phase I trial in 2015 but we have now completed enrollment in the trial of the pivotal cohort that we believe can support registration. We plan to conduct additional clinical trials in other B cell malignancies, including r/r CLL, adult r/r ALL, and pediatric r/r ALL, using this product candidate or a next generation product candidate. If the results of these trials are sufficiently compelling, we intend to discuss with the FDA the potential for filing biologics license applications ("BLAs") for accelerated approval of the associated product candidates as treatments for patients who are refractory to currently approved treatments in these indications.
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
As with most biological drug products, use of our product candidates could be associated with side effects or adverse events which can vary in severity from minor reactions to death and in frequency from infrequent to prevalent. It is not uncommon for there to be treatment-related deaths in clinical trials in advanced cancer patients, and even some standard of care treatments, such as HSCT, are associated with a level of treatment-related mortality. Undesirable side effects or unacceptable toxicities caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical trials. As of a data cutoff date of August 11, 2017 for JCAR015 and October 8, 2017 for JCAR017, treatment-emergent adverse events, whether or not treatment related, occurring in at least 25% of patients across trials conducted under a Juno-sponsored IND include CRS, nausea, diarrhea, vomiting, decreased appetite, fatigue, headache, hypokalemia, neutropenia, anemia, thrombocytopenia, and events of neurotoxicity, including confusional state, aphasia, encephalopathy, tremor, muscular weakness, and somnolence. Similar adverse events have been observed in trials conducted by our collaborators. Characteristic symptoms of CRS include fever, low blood pressure, nausea, difficulty breathing, and oxygen deficiency. Some of these treatment-emergent adverse events from our or our collaborators' clinical trials have required admission to the intensive care unit and, in some severe cases, have resulted in death. Fatal events of cerebral edema have also been observed.
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
Historically, our product candidates have been manufactured using unoptimized processes by our third-party research institution collaborators that we do not intend to use for more advanced clinical trials or commercialization. Although we are working to develop commercially viable processes, including for JCAR017, doing so is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale-out, process reproducibility, stability issues, lot consistency, timely availability of reagents or raw materials, and the timing of bringing facilities online or otherwise expanding capacity. We will also need to build out and implement electronic systems to support scale and reduce human error, which may be difficult to do in a timely manner. As a result of these challenges, we may experience delays in our clinical development and/or commercialization plans. We may ultimately be unable to reduce the cost of goods for our product candidates to levels that will allow for an attractive return on investment if and when those product candidates are commercialized.
We also may make changes to our manufacturing process at various points during development, and even after commercialization, for various reasons, such as controlling costs, achieving scale, decreasing processing time, increasing manufacturing success rate, or other reasons. During the course of the TRANSCEND trial, we have made changes to the JCAR017 manufacturing process to support commercialization, and we may make changes to our JCARH125 manufacturing process during the course of our Phase I trial in r/r multiple myeloma. Changes to our manufacturing process carry the risk that they will not achieve their intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of our ongoing clinical trials, future clinical trials, or the performance of the product once commercialized. In some circumstances, changes in the manufacturing process may require us to perform ex vivo comparability studies and to collect additional data from patients prior to undertaking more advanced clinical trials. For instance, changes in our process during the course of clinical development may require us to show the comparability of the product used in earlier clinical phases or at earlier portions of a trial to the product used in later clinical phases or later portions of the trial. We may also make further changes to our manufacturing process before or after commercialization, and such changes may require us to show the comparability of the resulting product to the product used in the clinical trials using earlier processes. We may be required to collect additional clinical data from any modified process prior to obtaining marketing approval for the product candidate produced with such modified process. If clinical data are not ultimately comparable to that seen in the earlier trials or earlier in the same trial in terms of safety or efficacy, we may be required to make further changes to our process and/or undertake additional clinical testing, either of which could significantly delay the clinical development or commercialization of the associated product candidate.

We expect our manufacturing strategy will involve the use of our manufacturing facility in Bothell, Washington, and at least one or two additional Juno-operated manufacturing facilities to manufacture our product candidates. We also may use one or more CMOs to manufacture product candidates in the future. We also plan to manufacture certain of the reagents used for making our product candidates ourselves. We expect that development of our own manufacturing capabilities, as well as manufacturing some of our own reagents, will provide us with enhanced control of material supply for both clinical trials and the commercial market, enable the more rapid implementation of process changes, and allow for better long-term margins. However, we have limited experience as a company manufacturing product candidates for use in the clinic and no experience as a company manufacturing product candidates for commercial supply, and we have only limited experience (through our German subsidiary) in manufacturing reagents. We may never be successful in manufacturing product candidates or reagents in sufficient quantities or with sufficient quality for clinical or commercial use. We may establish multiple manufacturing facilities as we expand our commercial footprint to multiple geographies, which may lead to regulatory delays or prove costly.
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

We rely on third parties for certain aspects of the manufacture of our clinical product supplies, and we intend to rely on third parties for at least a portion of the manufacturing process of our product candidates, if approved. Our business could be harmed if those third parties fail to provide us with sufficient quantities of product or fail to do so at acceptable quality levels or prices.
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
Although we have brought a Juno-operated manufacturing facility online for clinical manufacturing, we also intend to continue to use third parties as part of our manufacturing process, including for the manufacturing of critical reagents and materials, such as viral vector. Our anticipated reliance on a limited number of third-party manufacturers exposes us to the following risks:

•
We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and applicable health authorities must approve any manufacturers. This approval would require new testing and good manufacturing practices compliance inspections by health authorities. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of the reagents and materials used in the manufacturing of our products.

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

•
Manufacturers are subject to ongoing periodic unannounced inspection by the FDA and other health authorities to ensure strict compliance with current good manufacturing practices ("cGMPs") and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

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
We rely to a significant extent at present on our third-party research institution collaborators for research and development capabilities. Currently, SCRI is conducting a Phase I trial using JCAR023 to address refractory or recurrent pediatric neuroblastoma; FHCRC is conducting a Phase I/II clinical trial using JCAR014 to address r/r ALL, NHL, and CLL, including in combination with ibrutinib in CLL and durvalumab in NHL, a Phase Ib trial using JCAR014 in combination with durvalumab to address r/r NHL, a Phase I trial using a CD19-directed product candidate incorporating a fully human binding domain to address certain r/r B cell malignancies, a Phase I trial using JCAR024 to address advanced stage ROR-1 expressing cancers, a Phase I/II trial using JTCR016 to address newly diagnosed or relapsed high risk adult myeloid leukemia, a Phase I/II trial using JTCR016 to address advanced NSCLC and mesothelioma, and a Phase I clinical trial using FCARH143 to address r/r multiple myeloma; MSK is conducting Phase I clinical trial using MCARH171 to address r/r multiple myeloma, a Phase I trial with JCAR020 to address advanced stage ovarian cancer, and a Phase I trial with a CD19/4-1BBL "armored" CAR to address r/r CLL; Peter MacCallum Cancer Centre is conducting a Phase I clinical trial using a Lewis Y-directed CAR T cell product candidate to address advanced stage lung cancer and other Lewis Y-expressing advanced stage tumors; and the NCI is conducting a clinical trial of JCAR018 for the treatment of pediatric and young adult r/r ALL and r/r NHL. SCRI is also conducting the Phase II portion of a Phase I/II trial with a CD19-directed CAR in pediatric patients with r/r ALL. SCRI has used a manufacturing process for many patients in the trial’s Phase II portion that is different than the process SCRI used in the Phase I portion of the trial and the process we use in the TRANSCEND trial to manufacture JCAR017. Differences in manufacturing process may contribute to meaningful product differences that could affect patient outcomes or our ability to rely on the data from these studies in support of regulatory submission for our product candidates that are manufactured differently than those evaluated in these studies.

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
We could also be adversely affected in the future by changes in applicable tax laws, regulations, or administrative interpretations thereof. On December 22, 2017, President Trump signed into law H.R. 1, "An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018" (this legislation was formerly called the "Tax Cuts and Jobs Act" and is referred to herein as the "U.S. Tax Act"). The U.S. Tax Act provides for significant changes in the U.S. Internal Revenue Code of 1986, as amended. The U.S. Tax Act contains provisions with separate effective dates but is generally effective for taxable years beginning after December 31, 2017. This change to the U.S. tax system, as well as a change to the tax system in a jurisdiction where we have significant operations, or a change in tax law in other jurisdictions where we do business, could have a material and adverse effect on our business and on the results of our operations. The ultimate impact of the U.S. Tax Act on our reported results in 2018 and beyond may differ from the estimates provided herein, possibly materially, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and other actions we may take as a result of the U.S. Tax Act different from that presently contemplated.
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
As of December 31, 2017, we had $973.9 million in cash, cash equivalents, and marketable securities. We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations for at least the next 12 months. However, changing circumstances or business opportunities, within or beyond our control, may lead us to use our capital faster than we currently anticipate. We may ultimately need to raise additional funds for the further development and commercialization of our product candidates or to pursue strategic transactions and other business opportunities that arise.
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
We and Celgene agreed in principle in 2016 to enter into an agreement to license Celgene a subset of the technology acquired from AbVitro and to grant Celgene options to certain related potential product rights emanating from the acquired technology. During the pendency of our proposed merger with Purchaser, we do not expect to advance discussions about this agreement. In the event the proposed merger with Purchaser does not occur, we may never come to agreement with Celgene on the formal terms of such an agreement, in which case we will not receive the financial benefits of such an agreement. Even if we do come to agreement with Celgene, it may not be on terms that are favorable to us as expected.
We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize our product candidates.
We depend and expect to continue depending upon independent investigators and other third parties to conduct our clinical trials under agreements with universities, medical institutions, CROs, strategic partners, and others. For certain of our clinical trials, including our TRANSCEND trial, we contract directly with all of our trial sites, and therefore have to negotiate budgets and contracts with each trial site, which may result in delays to our development timelines and increased costs. For certain other of our clinical trials, we use a CRO to manage the conduct of our clinical trials, and for these trials will have to negotiate budgets and contracts with such CRO, which may similarly lead to delays and increased costs.
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
Any third parties conducting our clinical trials are not and will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing preclinical, clinical, and nonclinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed, or terminated and we may not be able to complete development of, obtain regulatory approval for or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenue could be delayed. We have disclosed in this report and various corporate presentations certain investigator-reported interim data from some of our trials, including interim data for which we have not yet independently reviewed the source data. We also sometimes rely on such investigator-reported interim data in making business decisions. Independent review of the data by us or by an independent review board could fail to confirm the investigator- reported interim data, which may lead to revisions in disclosed clinical trial results in the future. Any such revisions that reveal more negative data than previously disclosed investigator-reported interim data could have an adverse impact on our business prospects and the trading price of our common stock. Such revisions could also reduce investor confidence in investigator-reported interim data that we disclose in the future.
If any of our relationships with trial sites or our relationship to our CRO terminates, we may not be able to enter into arrangements with alternative trial sites or CROs or do so on commercially reasonable terms. Switching or adding additional trial sites or CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO begins work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines and such delays could have a material adverse impact on our business, financial condition, and prospects.
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
We currently have a limited marketing and sales organization and have no experience as a company in marketing products. If we are unable to establish marketing and sales capabilities on our own or through our collaboration with Celgene or enter into agreements with third parties to market and sell our product candidates, we may not be able to generate product revenue.
Although we have begun to assemble a marketing and sales organization, the team is still limited and we have no commercial product distribution capabilities and have no experience as a company in marketing products. We intend to develop an in-house marketing organization and sales force, which will require significant capital expenditures, management resources, and time. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, and retain marketing and sales personnel.
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
As a result of the acquisition of Stage Cell Therapeutics GmbH, we acquired a German subsidiary with employees in Germany. We also plan to seek regulatory approval of our product candidates outside of the United States. Accordingly, we expect that we, Celgene, JW Cayman, and any other potential collaborators that have operations in foreign jurisdictions, will be subject to additional risks related to operating in foreign countries, including:

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
Specifically, genetically engineering T cells faces significant competition in both the CAR and TCR technology space from multiple companies and their collaborators, such as Novartis/Penn, Kite / Gilead / Amgen / NCI, Cellectis / Pfizer / Servier, Johnson & Johnson / Transposagen Biopharmaceuticals / Legend Biotech, Poseida, bluebird bio, Bellicum, Celyad, NantKwest, Intrexon / Ziopharm / MD Anderson Cancer Center, Unum Therapeutics, Adaptimmune / GlaxoSmithKline, ImmunoCellular Therapeutics, Adicet Bio, Autolus, and Mustang Bio, Inc. We also face competition from non-cell based treatments offered by companies such as Amgen, Pfizer, Abbvie, AstraZeneca, Bristol-Myers, Incyte, Merck, Roche, Regeneron, Corvus, Macrogenics, and Johnson & Johnson. In particular, in August 2017 Novartis received approval from the FDA for Kymriah (tisagenlecleucel), formerly known as CTL019, for the treatment of pediatric and young adult r/r ALL. Additionally, in October 2017, Kite received approval from the FDA for Yescarta (axicabtagene ciloleucel), formerly known as KTE-C19, for treatment of patients with r/r NHL. Kite has been acquired by Gilead.
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
As of December 31, 2017, we had 663 employees worldwide, most of whom are full time. As our development and commercialization plans and strategies develop, we must add a significant number of additional research and development, managerial, operational, sales, marketing, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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
If the proposed merger with Purchaser does not occur, then the next anticipated valuation measurement date at which success payments may be triggered is December 19, 2018. Success payments will only be triggered on that date to the extent the average closing price of a share of our common stock over the consecutive 90 calendar day period preceding December 19, 2018 meets or exceeds $60.00, subject to adjustment for any stock dividend, stock split, combination of shares, and other similar events. In order to satisfy our obligations to make these success payments, if and when they are triggered, we may issue equity securities that may cause dilution to our stockholders, or we may use our existing cash or incur debt obligations to satisfy the success payment obligation in cash, which may adversely affect our financial position.
The success payment obligations to FHCRC and MSK may cause GAAP operating results to fluctuate significantly from quarter to quarter, which may reduce the usefulness of our GAAP financial statements.
Our success payment obligations to FHCRC and MSK are recorded as a liability on our balance sheet. Under GAAP, we are required to estimate the fair value of this liability as of each quarter end and changes in estimated fair value are amortized using the accelerated attribution method over the remaining term of the corresponding collaboration agreement. Factors that may lead to increases or decreases in the estimated fair value of this liability include, among others, changes in the value of the common stock, change in volatility, changes in the applicable term of the success payments, changes in the risk free rate, and changes in the estimated indirect costs that are creditable against FHCRC and MSK success payments. A small change in the inputs and related assumptions may have a relatively large change in the estimated valuation and associated liability and resulting expense or gain. For instance, see Note 7 to our audited consolidated financial statements included in this report for a sensitivity analysis showing the impact that a hypothetical change in the value of our common stock would have had on our results for the year ended December 31, 2017. As a result, our operating results and financial condition as reported by GAAP may fluctuate significantly from quarter to quarter and from year to year and may reduce the usefulness of our GAAP financial statements.
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
Our operations, and those of our third-party research institution collaborators, CROs, CMOs, suppliers, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. Our headquarters, our Juno-owned manufacturing facility, and our planned second Juno-owned manufacturing facility are located less than 25 miles apart, and therefore could be similarly affected by the same event. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers in part to produce and process our product candidates or to supply us with certain reagents or specialized equipment or materials used our manufacturing process. Our ability to obtain clinical or commercial supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. Damage or extended periods of interruption to our corporate, development, research, or manufacturing facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry or other events could cause us to cease or delay development of some or all of our product candidates. Although we maintain property damage and business interruption insurance coverage, our insurance might not cover all losses under such circumstances and our business may be seriously harmed by such delays and interruption.
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
As of December 31, 2017, we had U.S. federal net operating loss carryforwards of approximately $476.6 million, which will begin to expire in 2033. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change" (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. As a result of our transactions that have occurred since our incorporation in August 2013, including our initial public offering, we have experienced such "ownership changes," but we have determined that our use of pre-change net operating loss carryforwards and other pre-change tax attributes is not subject to a material annual limitation. However, we may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which changes are outside our control. As a result, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to further limitation.
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
The Affordable Care Act, signed into law in 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 ("BPCIA"), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. This pathway may allow competitors to reference data from innovative biological products 12 years after the time of approval of the innovative biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. This data exclusivity does not prevent another company from developing a product that is highly similar to the innovative product, generating its own data, and seeking approval. Data exclusivity only assures that another company cannot rely upon the data within the innovator’s application to support the biosimilar product’s approval. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.
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
In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-

effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage will be obtained or that payors will permit open access to our products. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of our genetically modified products. Patients are unlikely to use our product candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our product candidates. Because our product candidates have a higher cost of goods than conventional therapies, and may require long-term follow up evaluations, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater.
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
Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Affordable Care Act was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future, particularly in light of the current presidential administration and Congress. In addition, Congress will likely continue to seek to modify, repeal, or otherwise invalidate all of, or certain provisions of, the Affordable Care Act. Most recently, the Tax Cuts and Jobs Act was enacted, which, among other things, removes penalties for not complying with the Affordable Care Act’s individual mandate to carry health insurance. At this time, the full effect that the Affordable Care Act and any subsequent legislation or executive action would have on our business remains unclear.
In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect through 2025 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, the 21st Century Cures Act changed the reimbursement methodology for infusion drugs and biologics furnished through durable medical equipment in an attempt to remedy over- and underpayment of certain drugs.
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
Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Third parties may assert that we infringe their patents, or that we are otherwise employing their proprietary technology without authorization, and may sue us. For instance, Novartis has asserted in writing its belief that we infringe the following patents controlled by Novartis: U.S. Patent Nos. 7,408,053, 7,205,101, 7,527,925, and 7,442,525. In addition, Novartis identified in writing the following patent family controlled by Novartis that it believes may be of interest to us, especially with respect our JCAR014 and JCAR017 programs, and has offered to engage in discussions with us regarding a license or other appropriate business arrangements: the patent family containing Patent Cooperation Treaty Publication No. WO2012079000, including but not limited to U.S. Patent Nos. 9,464,140, 9,518,123, and 9,540,445. There may be third-party patents of which we are currently unaware with claims to compositions, formulations, methods of manufacture, or methods of use or treatment that cover our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies or the manufacture, use, or sale of our product candidates infringes upon these patents. If any such third-party patents were held by a court of competent jurisdiction to cover our technologies or product candidates, the holders of any such patents may be able to block our ability to commercialize the applicable product candidate unless we obtain a license under the applicable patents, or until such patents expire or are finally determined to be held invalid or unenforceable. Such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business.
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
Competitors may infringe our patents or the patents of our licensors. To cease such infringement or unauthorized use, we may be required to file patent infringement claims, which can be expensive and time-consuming. For instance, in October 2017, we filed a complaint against Kite in the federal district court for the Central District of California for infringement and declaratory judgment of infringement of U.S. Patent No. 7,446,190. In addition, in an infringement proceeding or a declaratory judgment action, a court may decide that one or more of our patents is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceeding could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business.
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
Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after its first non-provisional effective filing date. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic medications. Our patents issued as of December 31, 2017 will expire on dates ranging from 2019 to 2035, subject to any patent extensions that may be available for such patents. If patents are issued on our patent applications pending as of December 31, 2017, the resulting patents are projected to expire on dates ranging from 2021 to 2038. In addition, although upon issuance in the United States a patent’s life can be increased based on certain delays caused by the USPTO, this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. If we do not have sufficient patent life to protect our products, our business and results of operations will be adversely affected.
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

•	changes in the likelihood or timing of the proposed merger with Purchaser being consummated;

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
As described in Part I—Item 3—"Legal Proceedings," Juno is involved a variety of litigation, including a consolidated securities class action that is pending against Juno and two of our executive officers, a consolidated purported derivative action and a separate purported derivative action that are pending on behalf of Juno against two of our executive officers and certain members of our board of directors, and a lawsuit filed by City of Hope against Juno alleging breach of contract. Defending against these lawsuits will be costly and may significantly divert management’s time and attention from our business. There can be no assurance that a favorable outcome will be obtained. A negative outcome, whether by final judgment or an unfavorable settlement, could result in payments of significant monetary damages or fines and, in the case of the City of Hope litigation could potentially lead to the termination of the City of Hope license, and could adversely affect our business, financial condition, or results of operations.
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
As of December 31, 2017, we had 114,836,382 shares of common stock outstanding, including 523,862 shares of restricted stock that remained subject to vesting requirements. All 11,109,160 shares acquired by Celgene from us to date under the 2015 Celgene SPA and the 2017 Celgene SPA are subject to a market standoff agreement through September 25, 2018, which is 364 days from the date of Celgene’s most recent acquisition of stock from us. Any subsequent acquisitions of shares of our common stock by Celgene will commence another 364 day market standoff period for all Juno shares held by Celgene, subject to certain exceptions.
We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans, including upon the exercise of stock options. These shares can be freely sold in the public market upon issuance.
As of December 31, 2017, the holders of as many as 10.6 million shares, or 9.2% of our common stock outstanding, will have rights, subject to some conditions, under the investor rights agreement with such holders to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Additionally, any shares of common stock issued in the future upon payment of success payments with FHCRC and MSK or upon achievement of the remaining milestone payable in equity under the license with Opus Bio will also be entitled to registration rights under the investor rights agreement. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market. In connection with the 2015 Celgene SPA, we have also entered into a registration rights agreement with Celgene, pursuant to which upon the written request of Celgene at certain times and subject to the satisfaction of certain conditions, we have agreed to prepare and file with the SEC a registration statement on Form S-3 for purposes of registering the resale of the shares specified in Celgene’s written request or, if we are not at such time eligible for the use of Form S-3, use commercially reasonable efforts to prepare and file a registration statement on a Form S-1 or alternative form that permits the resale of the shares.
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
Our executive officers, directors and our 10% or greater stockholders, together with their respective affiliates, beneficially owned approximately 22.8% of our capital stock as of December 31, 2017, excluding shares underlying outstanding options and restricted stock units. Accordingly, such persons and entities, if they acted together, may be able to significantly influence the composition of the board of directors and the outcome of the vote on many matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. In addition, other than in connection with a change of control, in any vote or action by written consent of our stockholders, including, without limitation, with respect to the election of directors, Celgene has agreed to vote or execute a written consent with respect to all of our voting securities held by Celgene in accordance with the recommendation of our board of directors, limiting the ability of Celgene to vote contrary to our board of directors that you otherwise may believe is in your best interest as our stockholder. This concentration of ownership amongst our significant holders, including Celgene, could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.
Celgene has acquired an aggregate of 11,109,160 shares of our common stock to date under the 2015 Celgene SPA and the 2017 Celgene SPA and, subject to certain conditions, may purchase additional shares annually to obtain and maintain a 9.76% ownership percentage through June 29, 2020. Furthermore, between June 29, 2019 and June 29, 2025 and between June 29, 2024 and the expiration of the Celgene Collaboration Agreement, subject to certain conditions, Celgene has the option to acquire and maintain an ownership of up to 19.99% and up to 30%, respectively, of our then outstanding shares of common stock. We have also entered into a voting and standstill agreement with Celgene, pursuant to which we have agreed to give Celgene certain board designation rights until at least June 29, 2020, and thereafter for as long as Celgene and its affiliates beneficially own at least 7.5% of the voting power of our outstanding shares. As a result of the concentration of ownership, Celgene could have the ability to delay or prevent a change in our control other than the proposed merger with Purchaser or otherwise discourage a potential alternative acquirer from attempting to obtain control of us that you may believe are in your best interests as our stockholder.
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

Furthermore, pursuant to the voting and standstill agreement with Celgene, until the later of the fifth anniversary of the date of such agreement and the expiration or earlier termination of our Celgene Collaboration Agreement, it will be bound by certain "standstill" provisions which generally will prevent it from purchasing outstanding shares of our common stock, making a tender offer or encouraging or supporting a third party tender offer, nominating a director whose nomination has not been approved by our board of directors, soliciting proxies in opposition to the recommendation of our board of directors or assisting a third party in taking such actions, entering into discussions with a third party as to such actions, or requesting or proposing in writing to our board of directors or any member thereof that we amend or waive any of these limitations. As a result, the ability of Celgene to act contrary to our board of directors is severely limited and any attempts by Celgene to acquire us or encourage a third party to acquire us are prohibited by this voting and standstill agreement. However, the voting and standstill agreement contains an exception to the foregoing standstill restrictions on Celgene's actions in the event that any such action is approved by Juno, as is the case for the Offer, which is part of a negotiated transaction that was approved by our board of directors. Further, as part of the negotiated transaction with Celgene, Juno agreed to a customary “fall away” provision that would cause the standstill provisions by which Celgene is bound to be suspended upon the occurrence of certain events, including the entry into a definitive acquisition agreement with a third party other than Celgene or a tender offer or exchange offer initiated by any person other than Celgene or its affiliates in which Juno recommends acceptance of such tender offer or exchange offer. In addition, subject to certain exceptions—including a vote in connection with a change in control of our company—Celgene has agreed to vote or execute a written consent with respect to all of our voting securities held by Celgene in accordance with the recommendation of our board of directors, limiting the ability of Celgene to contrary to our board of directors that you otherwise may believe is in your best interest as our stockholder.
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
The following table summarizes the facilities we own or lease as of December 31, 2017, including the location and size of the facilities, and their designated use.

Location	Own or Lease	Approximate Square Feet	Operation	Lease Expiration Dates
Seattle, Washington	Lease	298,700	Administrative, Clinical, Commercial, Process Development, Quality, Regulatory, Research	February 2019 – May 2024
Bothell, Washington	Own	67,800	Manufacturing	N/A
Waltham, Massachusetts	Lease	20,100	Research	July 2026
Brisbane, California	Lease	20,100	Clinical, Regulatory	March 2024
Munich, Germany	Lease	25,500	Administrative, Manufacturing, Process Development, Research	September 2020 – September 2025
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
USPTO Proceedings
In August 2015, Kite Pharma, Inc. ("Kite") filed a petition with the U.S. Patent & Trademark Office (the "USPTO") for inter partes review of U.S. Patent No. 7,446,190 (the "'190 Patent"), a patent that we have exclusively licensed from MSK. In February 2016, the USPTO determined to initiate the inter partes review proceedings, in Kite Pharma, Inc. v. Sloan Kettering Institute for Cancer Research, Case IPR2015-01719. As the exclusive licensor, we opted to exercise our right to control the defense of the patent in the proceedings. A hearing was held before the USPTO Patent Trial and Appeal Board on October 20, 2016. On December 16, 2016, the USPTO Patent Trial and Appeal Board issued a final written decision upholding all the claims of this patent. On February 16, 2017, Kite appealed the USPTO Patent Trial and Appeal Board’s final written decision to the U.S. Court of Appeals for the Federal Circuit. Kite filed its opening brief on June 29, 2017. Our opening brief was filed on October 10, 2017, and Kite filed its Reply Brief on December 15, 2017. We will incur expenses associated with the appeal, which expenses may be substantial. If we are unsuccessful in the appeal and the USPTO's decision is reversed, one or more of the patent's claims could be narrowed or invalidated, but we do not expect that this would have a material adverse effect on our business.
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
On September 1, 2017, we filed a complaint against Kite in the federal district court for the Central District of California for infringement and declaratory judgment of infringement of U.S. Patent No. 7,446,190. The complaint alleges that KTE-C19 infringes claims 1-3, 5, 7-9, and 11 of the '190 Patent, based in part on Kite’s manufacturing and stockpiling of KTE-C19 retroviral vector intended for commercial use. We are seeking, among other things, both a judgment that Kite has infringed these claims of the '190 Patent, and a declaratory judgment that Kite does or will infringe the '190 Patent. On November 22, 2017, we filed a Notice of Voluntary Dismissal, and the case was dismissed without prejudice on November 27, 2017.
On October 18, 2017, the same day the FDA approved Kite’s Yescarta KTE-C19 product, we filed a second complaint against Kite in the federal district court for the Central District of California. The complaint alleges that Yescarta infringes claims 1-3, 5, 7-9, and 11 of the '190 Patent. We are seeking, among other things, a judgment that Kite has infringed these claims of the '190 Patent based on its commercialization of Yescarta. Kite answered the complaint on November 28, 2017, and also filed counterclaims of non-infringement and invalidity. We filed a motion to dismiss Kite’s counterclaims and to strike certain affirmative defenses on December 19, 2017. Kite filed an answering brief to the motion on January 8, 2018 and we filed a reply on January 12, 2018.
On December 22, 2017, Kite filed a motion to stay the litigation pending the resolution of the Federal Circuit appeal of the Final Written Decision in the inter partes review of the ’190 Patent, and pending the Supreme Court’s decision in Oil States Energy Services, LLC v. Green’s Energy Group, LLC, No. 16-712, regarding the constitutionality of inter partes review proceedings. We filed an answering brief on January 8, 2018, and Kite filed a reply on January 12, 2018. Both our motion to dismiss and strike and Kite’s motion to stay are pending in the district court.
Contract Litigation
See Note 15 to our consolidated financial statements included in this report for a description of our contract litigation with City of Hope.
Securities and Derivative Litigation
See Note 15 to our consolidated financial statements included in this report for a description of a putative class action and purported derivative actions involving Juno.

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
Market Information
Our common stock has been listed on The Nasdaq Global Select Market under the symbol "JUNO" since December 19, 2014. Prior to that date, there was no public trading market for our common stock. The following table sets forth the high and low intraday sales price per share of our common stock as reported on The Nasdaq Global Select Market for the period indicated:

	High	Low
Year Ended December 31, 2017
First Quarter	$25.50	$18.90
Second Quarter	$31.97	$21.02
Third Quarter	$47.03	$26.40
Fourth Quarter	$63.45	$42.14
Year Ended December 31, 2016
First Quarter	$45.76	$22.37
Second Quarter	$49.72	$35.92
Third Quarter	$40.86	$27.15
Fourth Quarter	$33.00	$17.52
Holders of Common Stock
As of February 21, 2018, there were 62 holders of record of our common stock.
Dividend Policy
We have never declared or paid any cash dividends on our common stock or any other securities. We anticipate that we will retain all available funds and any future earnings, if any, for use in the operation of our business and do not anticipate paying cash dividends in the foreseeable future. Additionally, the Merger Agreement generally restricts, subject to certain limited exceptions, including, without limitation, Celgene Corp.'s prior written consent, our ability to pay any dividend on our common stock during the interim period between the execution of the Merger Agreement and the effective time of the Merger (or the date on which the Merger Agreement is earlier terminated). In addition, future debt instruments may materially restrict our ability to pay dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.

Performance Graph
This graph is not "soliciting material," is not deemed "filed" with the SEC and is not to be incorporated by reference into any filing of Juno Therapeutics, Inc. under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
The following graph shows the total stockholder return of an investment of $100 in cash at market close on December 19, 2014 (the first day of trading of our common stock) through December 31, 2017 for (1) our common stock, (2) the Nasdaq Composite Index (U.S.) and (3) the Nasdaq Biotechnology Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

COMPARISON OF CUMULATIVE TOTAL RETURN
from December 19, 2014 to December 31, 2017*

Among Juno Therapeutics, Inc, the Nasdaq Composite Index
and the Nasdaq Biotechnology Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
12/19/14
12/14
12/15
12/16
12/17
Juno Therapeutics, Inc
Nasdaq Composite
Nasdaq Biotechnology

*$100 invested on December 19, 2014 in stock or November 30, 2014 in index, including reinvestment of dividends. Fiscal year ending December 31.

	12/19/2014	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Juno Therapeutics, Inc.	$100.00	$149.20	$125.63	$53.86	$130.60
Nasdaq Composite	$100.00	$98.70	$105.55	$113.99	$147.55
Nasdaq Biotechnology	$100.00	$99.24	$105.26	$84.00	$98.36
Recent Sales of Unregistered Securities
We did not sell any unregistered securities during the year ended December 31, 2017 other than those sales that have previously been disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Use of Proceeds from Registered Securities
In the September 2017 follow-on public offering, we sold an aggregate of 7,015,000 shares of common stock at a price to the public of $41.00 per share. The shares sold in the follow-on public offering were registered under the Securities Act pursuant to a registration statement on Form S-3 (File No. 333-220537), which became effective immediately upon filing with the SEC on September 20, 2017 (the "Registration Statement"), and a registration statement on Form S-3 (File No. 333-220560), which became effective immediately upon filing with the SEC on September 22, 2017.
There has been no material change in the planned use of proceeds from our September 2017 follow-on public offering as described in the Registration Statement. We invested the funds in short-term, interest-bearing investment-grade securities and government securities. As of December 31, 2017, we have used approximately $91.3 million of the net proceeds from the September 2017 follow-on public offering. None of the offering proceeds were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.
Issuer Purchases of Equity Securities
We did not repurchase any shares of our common stock during the fiscal quarter ended December 31, 2017.

ITEM 6.	SELECTED FINANCIAL DATA.
The selected consolidated statements of operations and cash flows and consolidated balance sheet data presented below are derived from our audited consolidated financial statements included elsewhere in this report and our previously audited financial statements that are not included herein. Our historical results are not necessarily indicative of the results that may be expected in the future. Refer to the selected historical financial data below in conjunction with Part II—Item 7—"Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this report and the audited consolidated financial statements and related notes included elsewhere in this report.

	Year Ended December 31,				Period from Aug. 5, 2013 to Dec. 31, 2013
	2017	2016	2015	2014

	(in thousands, except per share amounts)
Consolidated Statements of Operations:
Revenue	$111,871	$79,356	$18,215	$—	$—
Loss from operations (1)	$(447,774)	$(255,604)	$(244,100)	$(232,758)	$(51,678)
Net loss attributable to common stockholders (2)	$(437,106)	$(245,580)	$(239,376)	$(310,871)	$(51,820)
Net loss per share attributable to common stockholders, basic and diluted	$(4.10)	$(2.42)	$(2.72)	$(36.82)	$(14.16)
Consolidated Statements of Cash Flows:
Net cash (used in) provided by operating activities	$(225,033)	$(189,809)	$7,325	$(82,545)	$(30,510)

(1)
Loss from operations for the year ended December 31, 2017 includes costs of $10.3 million to acquire technology, expense of $68.7 million associated with the change in the estimated fair value and elapsed service period for our potential success payment liabilities to FHCRC and MSK, a non-cash expense of $4.0 million related to the change in estimated fair value of our contingent consideration liabilities, and non-cash expense of $7.3 million associated with amortization of the intangible asset recorded in connection with the AbVitro acquisition.

Loss from operations for the year ended December 31, 2016 includes non-cash milestone payments of $23.2 million equal to the fair value of 603,364 shares of common stock issued to Opus Bio based on the closing stock price on the days the associated milestones were achieved, costs of $15.0 million to acquire technology, a non-cash gain of $32.5 million related to the change in the estimated fair value of our success payment obligations to FHCRC and MSK, and a non-cash gain of $9.7 million related to the change in estimated fair value of our contingent consideration liabilities.
Loss from operations for the year ended December 31, 2015 includes costs of $30.8 million to acquire new technology, and non-cash expense of $51.6 million related to the change in the estimated fair value and elapsed service period of the actual and potential success payment obligations to FHCRC and MSK.
Loss from operations for the year ended December 31, 2014 includes non-cash expense of $84.9 million associated with the change in the estimated fair value and elapsed service period for our potential success payment liabilities to FHCRC and MSK, $64.1 million for the non-cash portion of the upfront fee to acquire technology related to JCAR018, and $20.0 million for the cash portion of the upfront fee to acquire technology related to JCAR018.

(2)
Net loss attributable to common stockholders for the year ended December 31, 2014 includes non-cash deemed dividends of $67.5 million recorded upon issuance of our convertible preferred stock and $10.7 million recorded in connection with changes in the fair value of our Series A and Series A-2 convertible preferred stock option.

	December 31,
	2017	2016	2015	2014	2013
			(in thousands)
Consolidated Balance Sheets:
Cash, cash equivalents, and marketable securities	$973,860	$922,281	$1,216,299	$474,051	$35,966
Working capital	$544,602	$657,440	$832,111	$338,642	$25,007
Total assets	$1,434,836	$1,349,464	$1,445,128	$489,163	$40,094
Long-term debt, including current portion	$10,698	$—	$—	$—	$—
Total liabilities	$387,854	$271,763	$303,595	$100,631	$11,193
Common stock and additional paid-in capital	$2,311,904	$1,911,780	$1,733,273	$734,903	$8,138
Accumulated deficit (1)	$(1,268,343)	$(831,237)	$(585,657)	$(346,281)	$(51,820)
Total stockholders’ equity (deficit)	$1,046,982	$1,077,701	$1,141,533	$388,532	$(43,682)

(1)
Accumulated deficit as of December 31, 2017 includes $51.1 million related to non-cash deemed dividends, $184.7 million in upfront fees to acquire technology, of which $110.8 million was paid in cash and $73.9 million was paid through the issuance of common stock, non-cash expense of $172.7 million associated with the change in the estimated fair value and elapsed service period for our potential and actual success payment liability to FHCRC and MSK, expense of $23.2 million associated with non-cash milestones, a non-cash gain of $5.6 million associated with the change in the estimated fair value of our contingent consideration liabilities, and $10.7 million of expense associated with our convertible preferred stock options.

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
Overview
We are building a fully-integrated biopharmaceutical company focused on developing innovative cellular immunotherapies for the treatment of cancer. Founded on the vision that the use of human cells as therapeutic entities will drive one of the next important phases in medicine, we are developing cell-based cancer immunotherapies based on our CAR and high-affinity TCR technologies to genetically engineer T cells to recognize and kill cancer cells. We have shown compelling clinical responses in clinical trials using multiple cell-based product candidates to address refractory B cell lymphomas and leukemias, and we also have a number of ongoing trials exploring our platform in multiple myeloma and solid-organ cancers and in combination with various strategies to overcome the immune-suppressive effects of cancer. In aggregate, we currently have product candidates in clinical trials targeting eight different protein targets in various cancers. Over time, we aim to improve and leverage our cell-based platform to develop additional product candidates to address a broad range of cancers and human diseases, including moving forward our preclinical product candidates that target additional hematologic and solid-organ cancers.
We are conducting a trial with JCAR017 in adult r/r aggressive NHL, including r/r DLBCL, which commenced as a Phase I trial in 2015, and we have now completed enrollment in the trial of the pivotal cohort that we believe can support registration. We began a Phase I/II trial with JCAR017 in r/r CLL in the fourth quarter of 2017. If the results of these trials are favorable, we believe we may obtain U.S. regulatory approval in r/r DLBCL to support a commercial launch in 2019 and obtain U.S. regulatory approval in r/r CLL as early as 2019 or 2020. Key variables impacting the timing of approval will be the time it takes to complete enrollment of our pivotal cohort, the timing of our FDA submission, which we expect to be completed for JCAR017 in r/r DLBCL in the second half of 2018, and the duration of FDA review. Additionally, we have begun a Phase Ib clinical trial of JCAR017 in combination with durvalumab in adult r/r aggressive NHL and intend to broaden the study to include JCAR017 in combination with other immunomodulatory agents in 2018 and 2019. We also intend to develop JCAR017 or a next generation product candidate in both pediatric r/r ALL and adult r/r ALL. We have a number of other trials ongoing with our academic collaborators using product candidates directed at CD19.

Beyond CD19, we are conducting Phase I trials for additional product candidates that target seven different cancer-associated proteins in hematological and solid organ cancers. In particular, we have begun a Phase I trial in patients with r/r multiple myeloma using JCARH125, a CAR T cell product candidate targeting BCMA that we may advance to a registration study if clinical results are compelling. We have a number of other preclinical programs against other targets that we expect to move into human testing over the next several years.
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
We have established a Juno-owned and operated manufacturing facility in Bothell, Washington. We began manufacturing clinical trial material from this facility beginning in the first quarter of 2016, and plan to manufacture commercial products, subject to the required regulatory approvals, beginning with the commercial launch of JCAR017. We are also planning to expand our manufacturing capacity in 2018 and 2019.
In June 2015 we entered into a ten-year, global collaboration agreement with Celgene Corporation for the development and commercialization of immunotherapies. In connection with this collaboration agreement, Celgene paid us a $150.2 million upfront payment, and under the 2015 Celgene SPA, we sold Celgene 9,137,672 shares of our common stock for an aggregate cash price of $849.8 million, or $93.00 per share. In April 2016, Celgene opted in to the CD19 program under the collaboration and paid us a $50.0 million opt-in fee.  As a result, we expect the development activities around the CD19 program to continue to grow as Celgene leads development of our CD19 product candidates in the Celgene Territory. Under the license agreement, we and Celgene will generally share worldwide development expenses for certain CD19 product candidates, although either party may opt out of funding specific studies being led by the other. We will also receive royalties from Celgene for CAR product candidates arising from the CD19 program at a percentage in the mid-teens of net sales of such product candidates in the Celgene Territory.
As described in the section captioned "Acquisitions" in Part I—Item 1—"Business" of this report, we completed four business acquisitions in 2015 and 2016 in order to augment our research and development capabilities, acquire exclusive rights to a compound for use in potential combination studies, and potentially improve our supply chain and long-term cost of goods.
For the year ended December 31, 2017, we generated revenue of $111.9 million, including $86.1 million from the Celgene Collaboration Agreement and the Celgene CD19 License, and $25.1 million in connection with the Penn/Novartis Sublicense Agreement, compared to revenue of $79.4 million for the year ended December 31, 2016, which included revenues of $64.6 million from the Celgene Collaboration Agreement and the Celgene CD19 License, and $14.3 million from the Penn/Novartis Sublicense Agreement. In the future, we may generate revenue from the Celgene collaboration, strategic alliances, licensing arrangements, litigation judgments or settlements, product sales, and royalties, or a combination of these. We expect that any revenue we generate will fluctuate from quarter to quarter and year to year as a result of the timing and amount of opt-in payments from Celgene, license fees, milestones, reimbursement of costs incurred, litigation judgments or settlements, other payments, and product sales, to the extent any product candidates are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval of them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.
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
As of December 31, 2017, we had cash, cash equivalents, and marketable securities of $973.9 million compared to $922.3 million as of December 31, 2016. Cash used in operations for the year ended December 31, 2017 was $225.0 million and is net of cash inflows of $37.7 million received in connection with a tenant allowance for our new headquarters facility and $40.1 million from the partial reimbursement by Celgene of research and development costs incurred by us in the fourth quarter of 2016 and the nine months ended September 30, 2017. Cash used in investing activities in 2017 was $68.2 million which is net of a cash outflow of $60.9 million for the purchase of property and equipment, the majority of which related to the build-out of our new headquarters facility. Cash provided by financing activities in 2017 was $338.2 million and includes net cash proceeds from the September 2017 follow-on public offering of $272.5 million, cash proceeds from Celgene of $32.8 million, $31.1 million of which related to the 2017 Celgene SPA and the remaining $1.7 million was for the purchase of 75,568 shares of our common stock in the first quarter of 2017 under the 2015 Celgene SPA, as well as $10.8 million in net cash related to a long-term debt agreement entered into in April 2017.
Merger Agreement
On January 21, 2018, we entered into the Merger Agreement with Celgene Corp. and Purchaser. Pursuant to the terms of the Merger Agreement, Purchaser has commenced the Offer for all of the outstanding shares of our common stock at a purchase price of $87.00 per share, net to the seller in cash, subject to reduction for any applicable withholding taxes (the “Offer Price”). Following the completion of the Offer and subject to the terms and conditions of the Merger Agreement, Purchaser will merge with and into Juno, with Juno surviving as a wholly-owned subsidiary of Celgene Corp., pursuant to the procedures provided for under Section 251(h) of the DGCL without any stockholder approvals (the “Merger”). At the effective time of the Merger, each outstanding share of our common stock, other than any shares owned by (i) Juno (or held in its treasury), (ii) Celgene Corp., Purchaser, or any other direct or indirect wholly-owned subsidiary of Celgene Corp., or (iii) any stockholders who are entitled to and who properly exercise and perfect appraisal rights under Delaware law (and have neither withdrawn nor lost their rights), will be automatically converted into the right to receive an amount in cash equal to the Offer Price, without interest. The Board has, by unanimous vote of those directors present, approved the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement.
The Merger Agreement contains representations, warranties and covenants of the parties customary for transactions of this type, including, among others, covenants obligating Juno to continue to conduct its business in the ordinary course during the period between the execution of the Merger Agreement and the closing.
The Merger Agreement also includes covenants requiring Juno, subject in each case to certain exceptions, not to solicit, or engage in discussions with third parties relating to, alternative acquisition proposals during the period between the execution of the Merger Agreement and the closing, or to withdraw or withhold (or modify or qualify in a manner adverse to Celgene Corp.) the recommendation of the Board that Juno stockholders tender their shares of our common stock to Purchaser pursuant to the Offer.
The Merger Agreement contains certain termination rights, including the right of either party to terminate the Merger Agreement if the Offer is not consummated on or before July 23, 2018 (subject to extension in certain circumstances), the right of Juno to terminate the Merger Agreement to accept a superior proposal for an alternative acquisition transaction (so long as Juno complies with certain notice and other requirements under the Merger Agreement) and the right of Celgene Corp. to terminate due to a change of recommendation by the Board. Upon termination of the Merger Agreement by Juno or Celgene Corp. upon certain conditions, a termination fee of $300 million may be payable by Juno to Celgene Corp.. Upon termination of the Merger Agreement by Juno or Celgene Corp. under certain other conditions, a termination fee of $600 million may be payable by Celgene Corp. to Juno where the conditions to the Offer related to approvals under the HSR Act, have not been satisfied.
Additional information about the Merger is set forth in our filings with the SEC.
Components of Operating Results
Revenue
Our revenues have been primarily derived from collaboration and license agreements.
Ongoing collaboration revenue is primarily generated from our collaboration with Celgene. The terms of this arrangement contain multiple deliverables, which include (1) access to certain of our technology through a non-exclusive, worldwide, royalty-free right and license to conduct certain activities under the collaboration and (2) participation on various collaboration committees. In 2015, under the terms of the Celgene Collaboration Agreement, we received an upfront cash payment of $150.2 million. We recognize revenue from the $150.2 million upfront payment ratably over the term of our estimated period of performance under the arrangement, which we estimate to be through June 2025. In addition to receiving upfront payments, we may also be entitled to option exercise fees. In April 2016, Celgene exercised its right to opt-in to our CD19 program, and as a result, we entered into the Celgene CD19 License and received an option exercise fee of $50.0 million. The license agreement contains the following deliverables: (1) an exclusive license with respect to intellectual property, (2) transfer of certain clinical and manufacturing knowledge and related support, and (3) participation on various collaboration committees during the technology transfer period. The $50.0 million option exercise fee was recorded in deferred revenue and is being recognized ratably over the period we expect to fulfill these performance obligations, which we estimate to be approximately two years.

Additionally, we and Celgene will generally share worldwide research and development costs for certain CD19 product candidates. To the extent our research and development costs for certain product candidates in the CD19 program exceed Celgene’s research and development costs for the CD19 program for a given quarter, Celgene is required to provide us partial reimbursement for such costs. Either party may opt out from the cost sharing arrangement for specific studies being led by the other party, with the possibility to opt back in to the study in the future at a premium in exchange for the right to use data from that study in such party's territory. We recognize the reimbursement by Celgene as revenue in the period the services are performed. To the extent Celgene’s research and development costs for the CD19 program exceed our research and development costs for certain CD19 product candidates for a given quarter, we are required to provide Celgene partial reimbursement for such costs. We recognize the reimbursement to Celgene as additional research and development expense in the period the services are provided. As a result, our revenues and research and development expenses may fluctuate depending on which party in the collaboration is incurring the majority of the development costs in any particular quarterly period, and as a result of the timing and amount of option exercise fees and other payments from our collaboration and license agreements. For the years ended December 31, 2017 and 2016 we recognized cost-sharing revenue of $44.7 million and $30.5 million, respectively.
We have also recognized upfront, milestone, and royalty revenue under our sublicense agreement with Novartis. For the years ended December 31, 2017 and 2016 we recognized revenue of $25.1 million and $14.3 million, respectively. In the future we may recognize revenue upon the achievement of specified clinical, regulatory, and commercialization milestones for licensed products under the Novartis agreement. Each of these milestones will be reduced by 50% if we achieve the milestone before Novartis achieves the same milestone. Additionally, we are obligated to repay Novartis 50% of a milestone payment amount where Novartis achieves a milestone and we subsequently achieve the same milestone. In addition, Novartis is also required to pay us royalties on the U.S. net sales of licensed products.
Research and Development Expenses
Research and development expenses represent costs incurred by us for the discovery, development, and manufacture of our product candidates and include costs to acquire technology complimentary to our own, external research and development expenses incurred under arrangements with third parties, such as contract research organizations, CMOs, collaboration partners, academic and non-profit institutions and consultants, salaries and personnel-related costs, including non-cash stock-based compensation, changes in the estimated fair value of our success payments to FHCRC and MSK, changes in the estimated fair value of our contingent consideration liabilities, intangible asset amortization, milestones, and other expenses, which include direct and allocated expenses for laboratory, facilities, overhead, and other costs.
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

Our research and development expenses by project for the years ended December 31, 2017, 2016, and 2015 were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Project-specific external costs:
JCAR017 (1)	$52,152	$13,643	$4,485
CD19 general (2)	9,866	17,832	1,799
JCARH125	8,994	—	—
JCAR014	5,962	6,333	5,343
JCAR015	3,276	21,069	11,271
JCAR018 (3)	—	23,481	—
Early development	26,564	28,293	19,043
Success payment expense (gain) related to FHCRC and MSK collaboration agreements	68,739	(32,475)	51,558
Change in estimated fair value of contingent consideration	3,998	(9,724)	78
Upfront fees to acquire technology	10,308	15,000	30,810
Intangible asset amortization	7,254	—	—
Unallocated internal and external research and development costs (4)	254,405	180,833	80,773
Total research and development expenses	$451,518	$264,285	$205,160

(1)	JCAR017 expenses for the year ended December 31, 2017 include milestone expense of $9.3 million.

(2)	CD19 general expenses for the years ended December 31, 2017 and 2016 include milestone expense of $6.8 million and $12.5 million, respectively.

(3)	JCAR018 expenses for the year ended December 31, 2016 include milestone expense of $23.2 million.

(4)
Unallocated internal and external research and development costs include salaries and personnel-related costs, including non-cash stock-based compensation, for our personnel in research, clinical development, process development and manufacturing, regulatory and other research and development functions, allocated facilities and other overhead costs, lab and manufacturing supplies, depreciation, and other research and development costs not specific to a project.

Research and development activities account for a significant portion of our operating expenses. Excluding amounts attributable to changes in the estimated fair value of the success payment and contingent consideration liabilities and upfront fees to acquire technology, we expect our research and development expenses to increase over the next several years as we implement our business strategy which includes conducting existing and new clinical trials, manufacturing clinical trial and preclinical study materials, expanding our research and development and process development efforts, seeking regulatory approval for product candidates that successfully complete clinical trials, and hiring additional personnel to support our research and development efforts. As a result of our decision to cease development of JCAR015 in early 2017, our expense associated with JCAR015 significantly decreased in 2017 and we expect it to decrease further in future years, but these decreases will be offset in whole or in part by increased expenses for the development of other CD19 product candidates. Research and development expense related to our success payments is unpredictable and may vary significantly from quarter to quarter and year to year due to changes in our stock price or other assumptions used in the calculation. A significant decline in the estimated value of the success payment liability may result in a gain and possibly net income during the period. Amounts associated with the change in the estimated fair value of the contingent consideration liabilities also may vary significantly from quarter to quarter and year to year due to changes in our assumptions used in the calculation. In addition, we may incur research and development expense for acquisition of technology in the future, but the timing and amount of those expenses cannot be estimated with reliability and may also fluctuate from quarter to quarter and year to year.
General and Administrative Expenses
General and administrative expenses consist of salaries and personnel-related costs, including non-cash stock-based compensation, for our personnel in executive, legal, finance and accounting, commercial, and other administrative functions, legal costs, transaction costs associated with acquisitions and collaboration and licensing agreements, as well as fees paid for accounting and tax services, consulting fees, including costs to support commercial readiness, and facilities costs not otherwise included in research and development expenses. Legal costs include general corporate legal fees, patent costs, litigation costs, and legal expense associated with inter partes review proceedings at the USPTO.
We anticipate that our general and administrative expenses will increase in the future to support potential commercialization of our product candidates, our continued research and development activities, our litigation activities, and future business development opportunities. These increases will likely include costs related to outside consultants, attorneys, and accountants, among other expenses.
Results of Operations
Comparison of the Years Ended December 31, 2017 and 2016
The following table summarizes our results of operations for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016
Revenue	$111,871	$79,356
Operating expenses:
Research and development	451,518	264,285
General and administrative	108,127	70,675
Total operating expenses	559,645	334,960
Loss from operations	(447,774)	(255,604)
Other-than-temporary impairment loss	—	(5,490)
Interest income, net	8,367	5,869
Other expenses, net	(3,700)	(1,012)
Loss before income taxes	(443,107)	(256,237)
Benefit for income taxes	6,001	10,657
Net loss	$(437,106)	$(245,580)
Revenue
The following table summarizes our revenue for the years ended December 31, 2017 and 2016, the majority of which is related to the amortization of upfront and option exercise fees, milestone payments, and reimbursement of certain research and development expenses under our Celgene Collaboration Agreement (in thousands):

	Year Ended December 31,
	2017	2016
Celgene:
Recognition of upfront and option exercise fees	$41,360	$34,115
Reimbursement revenue	44,730	30,515
Celgene total	86,090	64,630
Novartis milestone and royalty revenue	25,131	14,250
Other	650	476
Total revenue	$111,871	$79,356
Revenue was $111.9 million and $79.4 million for the years ended December 31, 2017 and 2016, respectively. The increase of $32.5 million was primarily due to revenue recognized under our Celgene Collaboration Agreement and Celgene CD19 License for the upfront CD19 opt-in fees, as well as the partial reimbursement by Celgene of research and development costs incurred by us, and an increase in milestone revenue recognized in connection with the Novartis sublicense agreement.

Operating Expenses
Research and Development Expenses. Research and development expenses were $451.5 million and $264.3 million for the years ended December 31, 2017 and 2016, respectively. Excluding expenses and gains related to our success payment liability, research and development expenses were $382.8 million and $296.8 million for the years ended December 31, 2017 and 2016, respectively. The increase of $86.0 million was primarily due to:

•	a $77.0 million increase in costs to manufacture our product candidates, execute our clinical development strategy, and expand our overall research and development capabilities,

•	a $13.7 million increase in expense related to changes in the estimated fair value of our contingent consideration obligations,

•	a $7.3 million expense for the amortization of the intangible asset recorded in connection with the AbVitro acquisition, and

•	a $6.4 million increase in stock-based compensation expense.
These increases were partially offset by a decrease in milestone expense of $18.4 million.
For the year ended December 31, 2017 we recorded expense of $68.7 million related to our success payment liability, compared to a gain of $32.5 million for the year ended December 31, 2016. The increase in the value of the success payment liability was primarily due to the increase in our stock price at December 31, 2017 compared to December 31, 2016.
General and Administrative Expenses. General and administrative expenses were $108.1 million and $70.7 million for the years ended December 31, 2017 and 2016, respectively. The increase of $37.4 million was primarily due to:

•	a $12.6 million increase in personnel expenses related to increased headcount to support the business,

•	a $11.3 million increase in consulting and other expenses to support the growing organization including costs related to commercial readiness,

•	a $6.8 million increase in stock-based compensation expense, and

•	a $6.7 million increase in legal fees.
Other-Than-Temporary Impairment Loss. The other-than-temporary impairment loss incurred in the year ended December 31, 2016 was related to the decline in value of our investment in Fate.
Interest Income, Net. Interest income, net was $8.4 million and $5.9 million for the years ended December 31, 2017 and 2016, respectively. Interest income, net primarily consists of interest income earned on our marketable securities.
Benefit for Income Taxes. We recorded an income tax benefit of $6.0 million and $10.7 million for the years ended December 31, 2017 and 2016, respectively. The tax benefit recognized in 2017 primarily relates to the net loss incurred by our German subsidiary. Of the tax benefit recognized in 2016, $6.7 million relates to the release of valuation allowance on the U.S. deferred tax assets as a result of the acquisition of AbVitro and $3.6 million relates to the net loss incurred by our German subsidiary.

Comparison of the Years Ended December 31, 2016 and 2015
The following table summarizes our results of operations for the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016	2015
Revenue	$79,356	$18,215
Operating expenses:
Research and development	264,285	205,160
General and administrative	70,675	57,155
Total operating expenses	334,960	262,315
Loss from operations	(255,604)	(244,100)
Other-than-temporary impairment loss	(5,490)	—
Interest income, net	5,869	1,730
Other (expenses) income, net	(1,012)	234
Loss before income taxes	(256,237)	(242,136)
Benefit for income taxes	10,657	2,760
Net loss	$(245,580)	$(239,376)
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
Revenue was $79.4 million and $18.2 million for the years ended December 31, 2016 and 2015, respectively. The increase of $61.2 million was primarily due to revenue recognized under our Celgene Collaboration Agreement and Celgene CD19 License for the upfront CD19 opt-in fees, as well as the partial reimbursement by Celgene of research and development costs incurred by us beginning April 2016.
Operating Expenses
Research and Development Expenses. Research and development expenses were $264.3 million and $205.2 million for the years ended December 31, 2016 and 2015, respectively. Excluding expense related to our success payment liability, research and development expenses were $296.8 million and $153.6 million for the years ended December 31, 2016 and 2015, respectively. The increase of $143.2 million was primarily due to:

•	a $112.3 million increase in costs to execute on our clinical development strategy, manufacture our product candidates, and expand our overall research and development capabilities,

•	a $36.1 million increase in milestones achieved related primarily to our Opus Bio and St. Jude collaborations, and

•	a $21.3 million increase in stock-based compensation expense.

These increases were partially offset by lower costs to acquire technology of $16.9 million, and a gain of $9.7 million for the change in the estimated fair value of our contingent consideration liabilities for the year ended December 31, 2016 compared to an expense of $0.1 million for the year ended December 31, 2015. In 2016 we incurred upfront fees of $15.0 million in connection with technology acquired from the RedoxTherapies and other transactions, and in 2015 we incurred license fees of $30.8 million in connection with the Editas and Fate transactions.
For the year ended December 31, 2016 we recorded a gain of $32.5 million related to our success payment liability, compared to an expense of $51.6 million for the year ended December 31, 2015. The decrease in value of the success payment liability was primarily due to a decrease in our stock price at December 31, 2016 compared to December 31, 2015.
General and Administrative Expenses. General and administrative expenses were $70.7 million and $57.2 million for the years ended December 31, 2016 and 2015, respectively. The increase of $13.5 million was primarily due to:

•	a $7.0 million increase in consulting expenses primarily related to commercial readiness,

•	a $6.1 million increase in stock-based compensation expense,

•	a $4.4 million increase in personnel expenses primarily related to increased headcount, and

•	a $2.7 million increase in facility and other costs to support the overall growth of the business.
These increases were partially offset by a decrease in business development costs of $6.7 million and an overall decrease in legal expenses of $1.0 million.
Other-Than-Temporary Impairment Loss. The other-than-temporary impairment loss incurred in the year ended December 31, 2016 was related to the decline in value of our investment in Fate.
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
Liquidity and Capital Resources
Sources and Uses of Liquidity
As of December 31, 2017 we had $973.9 million in cash, cash equivalents, and marketable securities compared to $922.3 million and $1.2 billion as of December 31, 2016 and 2015, respectively. Prior to our entry into the Celgene collaboration, we raised an aggregate of approximately $618.0 million in gross proceeds through our IPO and private placements of our convertible preferred stock which we have used to fund our operations. As a result of our entry into the collaboration with Celgene and our initial sale of stock to Celgene, we received $1.0 billion in cash from Celgene in August 2015. We also may receive funding from Celgene in the form of option exercise fees or reimbursements for qualified expenses related to the development and commercialization of product candidates in programs that Celgene opts into under the Celgene Collaboration Agreement. We received $1.7 million and $47.0 million for the years ended December 31, 2017 and 2016, respectively, in connection with the sale of our stock pursuant to the partial exercise by Celgene of its annual top-up right under the 2015 Celgene SPA. In April 2016 we received an opt-in payment of $50.0 million from Celgene upon Celgene’s election to opt-in to our CD19 program, and since that time we have received an aggregate of $59.5 million in reimbursements from Celgene for CD19 program expenses. In September 2017, we received $272.5 million in net proceeds from the September 2017 follow-on public offering and $31.1 million in proceeds from Celgene from the concurrent private placement. We also may receive funding from Celgene in the form of option exercise fees or reimbursements for qualified expenses related to the development and commercialization of product candidates in programs that Celgene opts into in the future under the Celgene Collaboration Agreement. See the section captioned "Licenses and Third-Party Collaborations" in Part I—Item 1—"Business" of this report for more information.
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
Cash Flows

	December 31,
Selected Consolidated Cash Flow data (in thousands):	2017	2016	2015
Net cash provided by (used in):
Operating activities	$(225,033)	$(189,809)	$7,325
Investing activities	(68,210)	88,555	(962,066)
Financing activities	338,165	36,782	851,238
Operating Activities
Cash used in operating activities was $225.0 million and $189.8 million for the years ending December 31, 2017 and 2016, respectively. The increase in cash used in operating activities of $35.2 million was primarily due to increased costs incurred to manufacture our product candidates, execute our clinical development strategy, and expand our overall research and development capabilities. For the year ended December 31, 2017, we received cash of $40.1 million in connection with the Celgene Collaboration Agreement for the partial reimbursement by Celgene of research and development costs incurred by us, $37.7 million related to a tenant improvement allowance for our new headquarters facility, and $25.0 million in milestone payments from Novartis. For the year ended December 31, 2016, we received a $50.0 million upfront payment in connection with the CD19 opt-in, $19.4 million in connection with the Celgene Collaboration Agreement for the partial reimbursement by Celgene of research and development costs incurred by us, and $14.3 million in milestone payments from Novartis.
Cash provided by operating activities was $7.3 million for the year ended December 31, 2015. The increase in cash used in operating activities of $197.1 million in 2016 compared to 2015 was primarily due to cash payments made in connection with the overall growth of our business, which included executing our clinical development strategy, manufacturing to support our clinical trials, expanding our workforce, research collaboration agreements, costs to acquire technology, and other costs to expand our overall research and development capabilities and the decrease in cash received from Celgene for operating activities as compared to 2015. Cash received from Celgene for operating activities was $69.4 million in 2016 compared to $150.2 million in 2015.
Investing Activities
Cash used in investing activities was $68.2 million for the year ended December 31, 2017 and cash provided by investing activities was $88.6 million for the year ended December 31, 2016. The increase in cash used in investing activities of $156.8 million was primarily due to an increase in net purchases of marketable securities offset by a decline in cash outflows for acquisitions. Included in investing activities for the year ended December 31, 2016 was net cash paid to acquire AbVitro of $74.6 million.
Cash used in investing activities was $962.1 million for the year ended December 31, 2015. The increase in cash provided by investing activities in 2016 compared to 2015 of $1.05 billion was primarily due to an increase in maturities and sales of marketable securities offset by an increase in property and equipment purchases, including the purchase of our manufacturing facility and build out of our new headquarters.
Financing Activities
Cash provided by financing activities was $338.2 million and $36.8 million for the years ended December 31, 2017 and 2016, respectively. The increase of $301.4 million was primarily due to net proceeds of $272.5 million received from the September 2017 follow-on public offering and proceeds of $31.1 million received from the concurrent private placement with Celgene. The increase was offset by lower proceeds received from Celgene's exercise of its annual right to purchase shares of our common stock to "top-up" its ownership in Juno. We received proceeds of $1.7 million in 2017 compared to $47.0 million in 2016 from Celgene for the exercise of its annual right to purchase shares of our common stock.
Cash provided by financing activities for the year ended December 31, 2015 was $851.2 million. The decrease in cash provided by financing activities in 2016 compared to 2015 of $814.4 million was primarily due to a decrease in sales of our common stock to Celgene in 2016 compared to 2015 resulting in reduced proceeds of $802.8 million. In 2016, we sold 1,137,593 shares of our common stock to Celgene resulting in proceeds of $47.0 million, compared to the sale of 9,137,672 shares of our common stock to Celgene in 2015 resulting in proceeds of $849.8 million. Additionally, in 2016 we repurchased shares previously issued to MSK as a success payment for $10.1 million.
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
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable assets acquired and liabilities assumed in a business combination. We evaluate goodwill for impairment annually during the fourth quarter and upon the occurrence of triggering events or substantive changes in circumstances that could indicate a potential impairment. Our evaluation involves assessing qualitative factors or performing a quantitative analysis to determine whether it is more-likely-than-not that the fair value of net assets are below the carrying amounts. There was no impairment of goodwill for the years ended December 31, 2017, 2016, and 2015.
Intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date (which is regarded as their cost). Intangible assets related to in-process research and development ("IPR&D") are treated as indefinite-lived intangible assets and not amortized until they become finite-lived assets. At that time, we will determine the useful life of the asset and begin amortization. Intangible assets are reviewed for impairment at least annually or if indicators of potential impairment exist. There were no impairments of intangible assets for the years ended December 31, 2017, 2016, and 2015.
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

Stock-Based Compensation
Under ASC 718, Compensation—Stock Compensation, the Company measures and recognizes expense for restricted stock awards, restricted stock units ("RSUs"), performance-based restricted stock awards ("PSAs"), performance-based restricted stock units ("PSUs"), and stock options based on their fair value on the date of grant. Stock-based compensation costs for restricted stock, RSUs, and stock options is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. Stock-based compensation costs for PSAs and PSUs is recognized over the implicit service period if it is probable that the performance goals will be achieved. If it is subsequently determined that the performance goals are not probable of achievement, the expense related to the PSAs or PSUs is reversed.
The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model that requires management to apply judgment and make estimates, including:

•
the expected term of the option, which is calculated using the simplified method, as permitted by the SEC Staff Accounting Bulletin ("SAB") No. 110, Share-Based Payment, as the Company has insufficient historical information regarding its stock options to provide a basis for an estimate;

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
In 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), which outlines new provisions intended to simplify various aspects related to accounting for share-based payments and their presentation in the financial statements. The guidance required the Company to make a policy election to either estimate share-based payment forfeitures or recognize forfeitures as they occur, and apply the change from the policy election on a modified retrospective basis as a cumulative-effect adjustment to accumulated deficit as of the date of adoption. The Company adopted this standard on January 1, 2017, and elected to recognize forfeitures as they occur. Prior to this adoption, the Company was required to estimate a forfeiture rate based on actual forfeitures, analysis of employee turnover, and expectations of future option exercise behavior. Based on those factors, and the Company's limited historical data, the Company's estimated forfeiture rate had been immaterial since inception. As such, there was no impact to accumulated deficit upon adoption of the new guidance.
The fair value of restricted stock, RSUs, PSAs and PSUs are measured as the fair value of the Company's common stock on the date of grant.
The Company also grants stock-based awards to certain service providers who are not employees, scientific founders, or directors. Stock-based awards issued to such persons, or to directors for non-board related services, are measured based on the fair value of the award on the date on which the related services are completed or of the equity instruments issued, whichever is more reliably measured. The fair value of such awards is subject to remeasurement at each reporting period until services required under the arrangement are completed, which is the vesting date. We recorded stock-based compensation expense of $72.6 million, $59.4 million, and $31.9 million for the years ended December 31, 2017, 2016, and 2015, respectively.
As of December 31, 2017, there was $260.5 million of unrecognized stock-based compensation expense, of which $38.2 million was related to restricted stock grants and RSUs and $147.6 million was related to stock options. We expect to recognize these costs over a remaining weighted average period of 2.58 and 2.63 years, respectively. As of December 31, 2017, we had approximately $74.8 million of unrecognized compensation cost related to PSAs and PSUs. The estimated compensation expense is adjusted for actual performance experience and is recognized ratably during the service period, or remaining service period, if and when it becomes probable that the performance conditions will be satisfied.
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

Success Payments
We have agreed to make success payments to each of FHCRC and MSK pursuant to the terms of our agreements with each of those entities. These success payments are based on increases in the estimated fair value of our common stock, with such payments determined upon, and payable following, certain events (valuation measurement dates) during the term of the success payment agreement, in each case as described in more detail in the section captioned "Licenses and Third-Party Collaborations" in Part I—Item 1—"Business" of this report. The amount of a success payment is determined based on whether the value of our common stock meets or exceeds certain specified threshold values ascending, in the case of FHCRC, from $20.00 per share to $160.00 per share and, in the case of MSK, from $40.00 per share to $120.00 per share, in each case subject to adjustment for any stock dividend, stock split, combination of shares, or other similar events. Each threshold is associated with a success payment, ascending, in the case of FHCRC, from $10.0 million at $20.00 per share to $375.0 million at $160.00 per share and, in the case of MSK, from $10.0 million at $40.00 per share to $150.0 million at $120.00 per share, payable if such threshold is reached. The maximum aggregate amount of success payments to FHCRC is $375.0 million and to MSK is $150.0 million, in each case subject to cost offsets related to our cash payments for collaboration activities. In December 2015, success payment obligations to FHCRC and MSK were triggered in the amount of $75.0 million and $10.0 million, respectively, less indirect cost offsets of $3.3 million and $1.0 million, respectively. We elected to make the payments in shares of our common stock and thereby issued 1,601,085 shares to FHCRC in December 2015 and 240,381 shares to MSK in March 2016. In April 2016, we agreed to repurchase the shares issued to MSK at a price per share equal to $41.90.
As of December 31, 2017 and 2016, the estimated fair value of the success payment obligations, after giving effect to the success payments achieved by FHCRC and MSK, was approximately $113.5 million and $37.0 million, respectively. With respect to the success payment obligation, the Company recognized expense of $68.7 million for the year ended December 31, 2017, a gain of $32.5 million for the year ended December 31, 2016, and expense of $51.6 million for the year ended December 31, 2015. This gain or expense is recorded in research and development expense in the consolidated statements of operations.
The completion of the Offer would trigger success payments of $100.0 million and $70.0 million, less indirect cost offsets, to FHCRC and MSK, respectively.
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
Contingent Consideration from Business Combinations
At and subsequent to the acquisition date of a business combination, contingent consideration obligations are remeasured to fair value at each balance sheet date with changes in fair value recognized in research and development expense in the consolidated statements of operations. We utilize significant estimates and assumptions in determining the estimated contingent consideration and associated expense or gain at each balance sheet date including assumptions regarding technical, clinical, regulatory, and commercialization milestones. The valuation of contingent consideration uses assumptions we believe would be made by a market participant. In evaluating the fair value information, judgment is required to interpret the market data used to develop the estimates. We assess these estimates on an on-going basis as additional data impacting the assumptions is obtained. Contingent consideration may change significantly as development progresses and additional data are obtained, impacting our assumptions regarding probabilities of successful achievement of related milestones used to estimate the fair value of the liability and the timing in which they are expected to be achieved. Accordingly, the use of different market assumptions and/or different valuation techniques could result in materially different fair value estimates. As of December 31, 2017 and 2016, the estimated fair value of the contingent consideration, after giving effect to the €6.0 million milestone achieved in 2016, was $24.9 million and $20.9 million, respectively. We recognized expense of $4.0 million, a gain of $9.7 million and expense of $0.1 million related to the change in fair value of the contingent consideration, for the years ended December 31, 2017, 2016, and 2015, respectively. This gain or expense is recorded in research and development expense in the consolidated statements of operations.

Off-Balance Sheet Arrangements
As of December 31, 2017, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. We are a minority shareholder in JW Cayman, a company formed to develop novel cell-based immunotherapies for patients in China with hematologic and solid organ cancers. We account for our investment in JW Cayman as an equity method investment, and record income or losses proportionate to our equity ownership in the entity.
Contractual Obligations
Our contractual obligations as of December 31, 2017 were as follows:

	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Operating lease obligations (1)	$105,688	$13,615	$32,781	$33,019	$26,273
Collaboration funding (2)	18,342	12,684	5,658	—	—
Long-term debt obligations (3)	14,838	772	1,544	1,544	10,978
Total contractual obligations	$138,868	$27,071	$39,983	$34,563	$37,251

(1)
Represents future minimum lease payments under our operating leases as of December 31, 2017. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

(2)	Represents non-cancellable fees due in connection with our collaboration agreements as of December 31, 2017.

(3)	Amounts include long-term debt principal and scheduled interest payments.
Other than as disclosed in the table above, the payment obligations under our license and collaboration agreements as of December 31, 2017 are contingent upon future events such as our achievement of specified development, regulatory, and commercial milestones, or royalties on net product sales. See the section captioned "Licenses and Third-Party Collaborations" in Part I—Item 1—"Business" of this report for more information about these payment obligations. As described above under the caption "Critical Accounting Policies and Significant Judgments and Estimates—Success Payments," we are also obligated to make up to $300.0 million in remaining success payments to FHCRC and up to $140.0 million in remaining success payments to MSK based on increases in the fair value of our common stock. Both of these obligations are payable in cash or stock, at our election. As of December 31, 2017, the timing and likelihood of achieving the milestones and success payments and generating future product sales are uncertain and therefore, any related payments are not included in the table above.
Recent Accounting Pronouncements
See Note 2 to our audited consolidated financial statements included in this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business, primarily related to interest rate sensitivities and the volatility of our stock price.
Interest Rate Sensitivity
As of December 31, 2017, we had $741.1 million in marketable securities, largely composed of investment grade short- to intermediate-term fixed income securities. The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality.
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

As of December 31, 2017, the estimated fair value of the success payment obligations was approximately $113.5 million. The Company recognized expense of $68.7 million in the year ended December 31, 2017, with respect to the estimated fair value of success payment obligations. The success payment liabilities on the consolidated balance sheet as of December 31, 2017 were $91.5 million.
Changes in the fair value of our common stock as of each balance date may have a relatively large change in the estimated valuation of the success payment obligations and associated liability and resulting expense or gain. See Note 7 to our audited consolidated financial statements included in this report for a sensitivity analysis showing the impact that a hypothetical change in the value of our common stock would have had on our results for the year ended December 31, 2017.
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

Juno Therapeutics, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Juno Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Juno Therapeutics, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2014.
Seattle Washington
March 1, 2018

Juno Therapeutics, Inc.
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$232,781	$187,891
Marketable securities	493,344	544,684
Accounts receivable	13,912	13,286
Prepaid expenses and other current assets	13,317	26,471
Total current assets	753,354	772,332
Property and equipment, net	133,110	81,734
Long-term marketable securities	247,735	189,706
Goodwill	221,306	221,306
Intangible assets, net	75,257	77,986
Other assets	4,074	6,400
Total assets	$1,434,836	$1,349,464
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,416	$4,415
Accrued liabilities and other current liabilities	81,244	36,822
Success payment liabilities	91,525	22,786
Contingent consideration	2,238	7,605
Deferred revenue	21,329	43,264
Total current liabilities	208,752	114,892
Long-term debt, less current portion	9,945	—
Contingent consideration, less current portion	22,656	13,291
Deferred revenue, less current portion	100,132	120,054
Tenant improvement allowance, deferred rent, and other long-term liabilities	46,369	23,526
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 495,000 shares authorized at December 31, 2017 and 2016; 114,313 and 103,403 shares issued and outstanding at December 31, 2017 and 2016, respectively	12	11
Additional paid-in-capital	2,311,892	1,911,769
Accumulated other comprehensive income (loss)	3,421	(2,842)
Accumulated deficit	(1,268,343)	(831,237)
Total stockholders’ equity	1,046,982	1,077,701
Total liabilities and stockholders’ equity	$1,434,836	$1,349,464
See accompanying notes.

Juno Therapeutics, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue	$111,871	$79,356	$18,215
Operating expenses:
Research and development	451,518	264,285	205,160
General and administrative	108,127	70,675	57,155
Total operating expenses	559,645	334,960	262,315
Loss from operations	(447,774)	(255,604)	(244,100)
Other-than-temporary impairment loss	—	(5,490)	—
Interest income, net	8,367	5,869	1,730
Other (expenses) income, net	(3,700)	(1,012)	234
Loss before income taxes	(443,107)	(256,237)	(242,136)
Benefit for income taxes	6,001	10,657	2,760
Net loss	$(437,106)	$(245,580)	$(239,376)
Net loss per share, basic and diluted	$(4.10)	$(2.42)	$(2.72)
Weighted average common shares outstanding, basic and diluted	106,683	101,476	88,145
See accompanying notes.

Juno Therapeutics, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(437,106)	$(245,580)	$(239,376)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4,274	(1,186)	(605)
Net unrealized gain (loss) on marketable securities	1,989	(1,063)	(5,388)
Reclassification adjustment for loss included in net loss	—	5,490	—
Total other comprehensive income (loss)	6,263	3,241	(5,993)
Comprehensive loss	$(430,843)	$(242,339)	$(245,369)
See accompanying notes.

Juno Therapeutics, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES
Net loss	$(437,106)	$(245,580)	$(239,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,632	14,186	6,041
Non-cash stock-based compensation	72,602	57,172	31,941
Non-cash expense in connection with equity issuance	—	23,227	—
Deferred income taxes	(6,016)	(10,617)	(2,760)
Change in fair value of success payment liabilities	68,739	(32,474)	51,557
Change in fair value of contingent consideration	3,998	(9,724)	78
Other-than-temporary impairment on marketable securities	—	5,490	—
Other	3,886	1,089	(227)
Changes in operating assets and liabilities:
Accounts receivable	(623)	(12,968)	33
Prepaid expenses and other assets	12,399	(17,587)	(6,888)
Accounts payable, accrued liabilities and other liabilities	46,900	2,238	21,783
Deferred revenue	(41,886)	18,122	144,782
Tenant improvement allowance and deferred rent	28,442	17,617	361
Net cash (used in) provided by operating activities	(225,033)	(189,809)	7,325
INVESTING ACTIVITIES
Purchases of marketable securities and other investments	(710,745)	(750,344)	(1,315,597)
Sales and maturities of marketable securities	703,459	969,720	459,381
Acquisitions, net of cash acquired	—	(74,575)	(77,666)
Purchase of property and equipment	(60,924)	(56,246)	(28,184)
Net cash (used in) provided by investing activities	(68,210)	88,555	(962,066)
FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of offering costs	272,465	—	(1,683)
Proceeds from issuance of common stock to strategic partner	32,783	47,000	849,804
Proceeds from employee stock purchase plan and exercise of stock options, net of tax withholdings	22,274	4,786	3,366
Proceeds from long-term borrowings, net of financing costs	10,804	—	—
Payments of long-term debt and build-to-suit lease obligation	(161)	(369)	(249)
Repurchases of common stock	—	(10,073)	—
Payments of contingent consideration related to acquisition	—	(4,562)	—
Net cash provided by financing activities	338,165	36,782	851,238
Effect of exchange rate changes on cash and cash equivalents	(32)	(35)	(67)
Net increase (decrease) in cash and cash equivalents	44,890	(64,507)	(103,570)
Cash and cash equivalents at beginning of period	187,891	252,398	355,968
Cash and cash equivalents at end of period	$232,781	$187,891	$252,398
SUPPLEMENTAL CASH FLOW INFORMATION
Purchases of property and equipment included in accounts payable and accrued liabilities	$5,124	$1,841	$1,900
Issuance of common stock for acquisitions	$—	$46,914	$41,611
Issuance of common stock for success payments	$—	$9,481	$71,648
Amounts capitalized under build-to-suit leases	$—	$—	$9,910
See accompanying notes.

Juno Therapeutics, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2014	82,074	$8	$734,895	$(90)	$(346,281)	$388,532
Issuance of common stock for acquisition, non-cash	853	—	41,611	—	—	41,611
Issuance of common stock to strategic partner	9,137	1	849,803	—	—	849,804
Issuance of common stock for success payments	1,601	—	71,648	—	—	71,648
Issuance of common stock in connection with the Company’s equity award programs	3,582	1	3,365	—	—	3,366
Stock-based compensation expense	—	—	31,941	—	—	31,941
Other comprehensive loss, net	—	—	—	(5,993)	—	(5,993)
Net loss	—	—	—	—	(239,376)	(239,376)
Balance as of December 31, 2015	97,247	10	1,733,263	(6,083)	(585,657)	1,141,533
Issuance of common stock for acquisition, non-cash	1,181	—	46,914	—	—	46,914
Issuance of common stock to strategic partner	1,741	—	70,227	—	—	70,227
Issuance of common stock for success payments	240	—	9,481	—	—	9,481
Repurchase of common stock	(240)	—	(10,073)	—	—	(10,073)
Issuance of common stock in connection with the Company’s equity award programs, net of tax withholdings	3,234	1	4,785	—	—	4,786
Stock-based compensation expense	—	—	57,172	—	—	57,172
Other comprehensive income, net	—	—	—	3,241	—	3,241
Net loss	—	—	—	—	(245,580)	(245,580)
Balance as of December 31, 2016	103,403	11	1,911,769	(2,842)	(831,237)	1,077,701
Issuance of common stock in follow-on public offering, net of $15.1 million in offering costs	7,015	1	272,464	—	—	272,465
Issuance of common stock in private placement	758	—	31,091	—	—	31,091
Issuance of common stock to strategic partner	76	—	1,692	—	—	1,692
Issuance of common stock in connection with the Company’s equity award programs, net of tax withholdings	3,061	—	22,274	—	—	22,274
Stock-based compensation expense	—	—	72,602	—	—	72,602
Other comprehensive income, net	—	—	—	6,263	—	6,263
Net loss	—	—	—	—	(437,106)	(437,106)
Balance as of December 31, 2017	114,313	$12	$2,311,892	$3,421	$(1,268,343)	$1,046,982
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
On January 21, 2018, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with Celgene Corporation, a Delaware corporation ("Celgene Corp."), and Blue Magpie Corporation, a Delaware corporation and a wholly-owned subsidiary of Celgene ("Purchaser"), pursuant to which, among other things, subject to the terms and subject to the conditions of the Merger Agreement, Purchaser has commenced a tender offer ("Offer") to acquire all of the Company's outstanding shares of common stock. For additional information regarding the Merger Agreement refer to Note 19, Subsequent Events.
In September 2017, the Company completed a follow-on public offering (the "September 2017 follow-on public offering") whereby the Company sold 7,015,000 shares of common stock (inclusive of 915,000 shares of common stock sold by the Company pursuant to the full exercise of the underwriters’ option to purchase additional shares) at a price to the public of $41.00 per share. The Company received aggregate net proceeds from the September 2017 follow-on public offering of $272.5 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.
Concurrent with the closing of the September 2017 follow-on public offering, the Company closed a private placement of 758,327 shares of its common stock, at price of $41.00 per share, to a subsidiary of Celgene Corporation. The Company received aggregate proceeds from the concurrent private placement of $31.1 million.
The Company is subject to a number of risks similar to other biopharmaceutical companies in the early stage, including, but not limited to, possible failure of preclinical testing or clinical trials, the need to obtain marketing approval for its product candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s products, protection of proprietary technology, and the need to obtain adequate additional funding. If the Company, or any commercialization partner for the Company’s product candidates, does not successfully commercialize any of the Company’s product candidates, the Company will not be able to generate product revenue or achieve profitability. As of December 31, 2017, the Company had an accumulated deficit of $1.3 billion.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less at acquisition. Cash equivalents, which consist primarily of money market funds and government and agency securities, are stated at fair value.

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
Accounts Receivable
Accounts receivable primarily relates to cost reimbursements due from Celgene and other collaboration partners. Accounts receivable are generally due within 30 days. The Company considers accounts outstanding longer than the contractual terms past due. Given the nature and historical collectability of the Company's accounts receivables, an allowance for doubtful accounts is not deemed necessary as of December 31, 2017 and 2016.
Property and Equipment, Net
Property and equipment primarily consists of land, building and building improvements, laboratory equipment, computer equipment and software, and leasehold improvements. Property and equipment is stated at cost, and depreciated using the straight-line method over the estimated useful lives of the respective assets.

Computer equipment and software	3 years
Laboratory equipment	5 years
Building	30 years
Building improvements	15 years
Land	Not depreciable
Leasehold improvements	Shorter of asset’s useful life or remaining term of lease
Impairment of Long-Lived Assets
The Company regularly reviews the carrying value and estimated lives of its long-lived assets, including property and equipment, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods as well as the strategic significance of the asset to the Company’s business objectives. Should an impairment exist, the impairment loss would be measured based on the excess of the asset’s carrying amount over its fair value. The Company has not recognized any impairment losses on long-lived assets for the years ended December 31, 2017, 2016, and 2015.
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
Intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date (which is regarded as their cost). The fair value of acquired in-process research and development ("IPR&D") has been estimated using the replacement cost method. Under this method, the Company estimated the cost to recreate the technology and derived an estimated value to develop the technology. IPR&D assets are required to be classified as indefinite-lived assets and are not amortized until they become finite-lived assets, upon the successful completion of the associated research and development effort. At that time, the Company will determine the useful life of the asset and begin amortization. If the associated research and development effort is abandoned, the related IPR&D assets will be written-off and an impairment charge recorded. Intangible assets are reviewed for impairment at least annually or if indicators of potential impairment exist.
Contingent Consideration from Business Combinations
At and subsequent to the acquisition date of a business combination, contingent consideration obligations are remeasured to fair value at each balance sheet date with changes in fair value recognized in research and development expense in the consolidated statements of operations. Changes in fair values reflect changes to the Company’s assumptions regarding probabilities of successful achievement of related milestones, the timing in which the milestones are expected to be achieved, and the discount rate used to estimate the fair value of the obligation, as well as the foreign currency impact of the contingent consideration for the Stage Cell Therapeutics GmbH ("Stage") acquisition as potential future payments are denominated in Euro.
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
Level 1—Quoted prices in active markets for identical assets or liabilities
Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly
Level 3—Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability
The Company’s financial instruments, in addition to those presented in Note 7, Fair Value Measurements and Note 10, Debt, include cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these instruments.
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
Success payment liabilities are estimated at fair value at inception and at each subsequent balance sheet date and the expense is amortized using the accelerated attribution method over the remaining term (service period) of the related collaboration agreement or related possible payment due date (whichever is sooner). To determine the estimated fair value of the success payments the Company uses a Monte Carlo simulation methodology which models the future movement of stock prices based on several key variables. The following variables were incorporated in the estimated fair value of the success payment liability: estimated term of the success payments, fair value of common stock, expected volatility, risk-free interest rate, estimated number and timing of valuation measurement dates on the basis of which payments may be triggered, and certain estimated indirect costs creditable against the success payments are also included in the calculation. The computation of expected volatility was estimated using a combination of available information about the historical volatility of stocks of similar publicly-traded companies for a period matching the expected term assumption and its historical and projected volatility. There are several valuation measurement dates subsequent to the December 2014 initial public offering ("IPO"), on the basis of which payments may be triggered.
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
Research and Development Expense
The Company records expense for research and development costs to operations as incurred. For service contracts entered into that include a nonrefundable prepayment for service, the upfront payment is deferred and recognized in the statement of operations as the services are rendered. Research and development expenses consist of costs incurred by the Company for the discovery and development of the Company’s product candidates and include costs to acquire technology complimentary to our own, external research and development expenses incurred under arrangements with third parties, such as contract research organizations, contract manufacturing organizations ("CMOs"), collaboration partners, academic and non-profit institutions and consultants, salaries and personnel-related costs, including non-cash stock-based compensation, changes in the estimated fair value of our success payments to FHCRC and MSK, changes in the estimated fair value of our contingent consideration liabilities, intangible asset amortization, milestones, and other expenses, which include direct and allocated expenses for laboratory, facilities, overhead, and other costs.
General and Administrative Expense
General and administrative costs are expensed as incurred and include personnel-related expenses, including non-cash stock-based compensation expense, for our personnel in executive, legal, finance and accounting, commercial, and other administrative functions, legal costs, transaction costs related to acquisitions and collaboration and licensing agreements, as well as fees paid for accounting and tax services, consulting fees, including costs to support commercial readiness, and facilities costs not otherwise included in research and development expenses. Legal costs include general corporate legal fees, patent costs, litigation costs, and legal expense associated with inter partes review proceedings at the U.S. Patent & Trademark Office ("USPTO").
The costs related to acquiring patents and prosecuting and maintaining intellectual property rights are expensed as incurred to general and administrative expense due to the uncertainty surrounding the drug development process and the uncertainty of future benefits.
Stock-Based Compensation
Under ASC 718, Compensation—Stock Compensation, the Company measures and recognizes expense for restricted stock awards, restricted stock units ("RSUs"), performance-based restricted stock awards ("PSAs"), performance-based restricted stock units ("PSUs"), and stock options based on their fair value on the date of grant. Stock-based compensation costs for restricted stock, RSUs, and stock options is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. Stock-based compensation costs for PSAs and PSUs is recognized over the implicit service period if it is probable that the performance goals will be achieved. If it is subsequently determined that the performance goals are not probable of achievement, the expense related to the PSAs or PSUs is reversed.
The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model that requires management to apply judgment and make estimates, including:

•
the expected term of the option, which is calculated using the simplified method, as permitted by the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 110, Share-Based Payment, as the Company has insufficient historical information regarding its stock options to provide a basis for an estimate;

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
In 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), which outlines new provisions intended to simplify various aspects related to accounting for share-based payments and their presentation in the financial statements. The guidance required the Company to make a policy election to either estimate share-based payment forfeitures or recognize forfeitures as they occur, and apply the change from the policy election on a modified retrospective basis as a cumulative-effect adjustment to accumulated deficit as of the date of adoption. The Company adopted this standard on January 1, 2017, and elected to recognize forfeitures as they occur. Prior to this adoption, the Company was required to estimate a forfeiture rate based on actual forfeitures, analysis of employee turnover, and expectations of future option exercise behavior. Based on those factors, and the Company's limited historical data, the Company's estimated forfeiture rate had been immaterial since inception. As such, there was no impact to accumulated deficit upon adoption of the new guidance.
The fair value of restricted stock, RSUs, PSAs and PSUs are measured as the fair value of the Company's common stock on the date of grant.
The Company also grants stock-based awards to certain service providers who are not employees, scientific founders, or directors. Stock-based awards issued to such persons, or to directors for non-board related services, are measured based on the fair value of the award on the date on which the related services are completed or of the equity instruments issued, whichever is more reliably measured. The fair value of such awards is subject to remeasurement at each reporting period until services required under the arrangement are completed, which is the vesting date.
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
Recent Accounting Pronouncements
In February 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("ASU 2017-05"). ASU 2017-05 clarifies the scope of the derecognition of nonfinancial assets, defines in substance financial assets, adds guidance for partial sales of nonfinancial assets and clarifies the recognition of gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. This guidance will become effective for the Company beginning in the first quarter of 2018 and may be adopted using either a full retrospective or a modified retrospective approach. Early adoption is permitted. The Company is required to adopt the amendments in this standard at the same time that amendments in ASU 2014-09 are adopted. The Company plans to adopt this standard on January 1, 2018, using the modified retrospective method. The Company does not expect to record any adjustments in the first quarter of 2018 as a result of adopting this guidance.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the goodwill impairment test. Under the new guidance, goodwill impairment will be measured by the amount by which the carrying value of a reporting unit exceeds its fair value, without exceeding the carrying amount of goodwill allocated to that reporting unit. This guidance is effective for reporting periods beginning first quarter of 2020 and is required to be adopted on a prospective basis, with early adoption permitted. The Company does not plan to early adopt, and the adoption of this guidance is not expected to have a material impact its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718) ("ASU 2016-09"). The guidance was effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company adopted this standard on January 1, 2017. The guidance required the Company to recognize all excess tax benefits previously unrecognized, along with any valuation allowance, on a modified retrospective basis as a cumulative-effect adjustment to accumulated deficit as of the date of adoption. As of January 1, 2017, the Company's deferred tax asset for net operating losses increased by $7.1 million but was offset by a full valuation allowance, so there was no impact to accumulated deficit on the condensed consolidated balance sheets. Additionally, the guidance required the Company to make a policy election to either estimate share-based payment forfeitures or recognize them as they occur, and apply the change from the policy election on a modified retrospective basis as a cumulative-effect adjustment to accumulated deficit as of the date of adoption. The Company elected to recognize forfeitures as they occur. Prior to the adoption of this guidance, the estimate for forfeitures was immaterial and as such there was no material impact to accumulated deficit on the condensed consolidated balance sheets upon adoption.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new guidance requires lessees to recognize the assets and liabilities arising from leases on the balance sheet and additional qualitative and quantitative disclosures will be required. The amendment is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt this standard on January 1, 2019. Although the Company is in the process of evaluating the impact the adoption of the new accounting guidance will have on its consolidated financial statements, the Company currently believes the most significant changes will be related to the recognition of new right-of-use assets and lease liabilities on the consolidated balance sheets.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance primarily affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. This guidance is effective for annual and interim periods beginning after December 15, 2017, and with early adoption permitted for certain provisions of the guidance. The Company will adopt this standard on January 1, 2018 and will record a cumulative-effect adjustment of a $3.4 million gain, net of tax, to accumulated other comprehensive income (loss) and beginning accumulated deficit to reflect the unrealized gain for the Company's available-for-sale equity securities.
In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers (Topic 606), amended by ASU No. 2015-14. This new standard will become effective for the Company beginning on January 1, 2018. The standard replaces all current GAAP guidance on this topic and establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. This guidance can be applied either retrospectively to each period presented, or on a modified retrospective basis as a cumulative-effect adjustment as of the date of adoption. The Company will adopt this standard using the modified retrospective method. As of December 31, 2017, the majority of the Company's revenue is generated from upfront license payments and reimbursement revenue under its collaboration arrangement with Celgene Corp. and its wholly-owned subsidiary Celgene Switzerland LLC (together, "Celgene"), and license and milestone payments associated with the Novartis sublicense agreement. Upon the adoption of this standard on January 1, 2018, the Company will record an adjustment to beginning accumulated deficit and deferred revenue to reflect the deferral of $12.5 million of revenue for a portion of a milestone payment associated with the Novartis sublicense.

3. Acquisitions
Acquisition of Technology from RedoxTherapies
In July 2016, the Company acquired RedoxTherapies, Inc. ("RedoxTherapies"), for a $10.0 million upfront cash payment. The Company also agreed to deliver additional consideration upon achievement of specified clinical, regulatory, and commercial milestones. The acquisition provides the Company with an exclusive license to vipadenant, a small molecule A2a receptor antagonist that has the potential to disrupt important immunosuppressive pathways in the tumor microenvironment in certain cancers. The Company concluded that the assets acquired did not meet the accounting definition of a business as inputs, but no processes or outputs, were acquired, and the licensed technology had not achieved technological feasibility. As such, the Company treated the acquisition as an asset purchase, recording the purchase price as $10.0 million in research and development expense in the accompanying consolidated statements of operations. Additionally, the Company made a joint election under Section 338(h)(10) of the Internal Revenue Code of 1986 ("IRC"), which treats the transaction as an asset purchase for tax purposes.
In addition to cash paid, the acquisition agreement stipulates that the Company is required to make milestone payments to the founder of RedoxTherapies upon the achievement of specified clinical, regulatory, and commercial milestones. Triggering of these milestone payments was not considered probable as of the date of the acquisition, and no expense has been recorded for these milestones as of December 31, 2017. As a result of the acquisition, the Company obtained access to two license agreements to which RedoxTherapies is party, which require the payment of royalties to the licensors based on annual net sales of licensed products or processes by RedoxTherapies and its sublicensees, as well as certain payments upon the achievement of specified clinical and regulatory milestones. Triggering of these milestone payments was not considered probable as of the date of the acquisition, and no expense has been recorded for these milestones as of December 31, 2017.
Acquisition of AbVitro
In January 2016, the Company completed the acquisition of 100% of the outstanding equity in AbVitro, Inc. ("AbVitro"). The Company paid $74.7 million in cash and issued an aggregate of 1,289,188 shares of the Company’s common stock valued at $46.9 million based on the closing stock price on January 8, 2016 of $36.39 per share. An additional $2.2 million was recorded as post-combination research and development expense in the year ended December 31, 2016 in connection with the accelerated vesting of employee stock options. Additionally, 24,446 RSUs were granted to former AbVitro employees, which shares are subject to monthly vesting over three years following the closing of the transaction, contingent on such employees continuing to provide services to the Company through such vesting dates. These are accounted for as post-acquisition compensation expenses. There are no milestone payment obligations under the terms of the AbVitro acquisition.
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
IPR&D assets are required to be classified as indefinite-lived assets until they become finite-lived assets upon the successful completion or the abandonment of the associated research and development effort. Beginning in the second quarter of 2017, the intangible asset recognized in connection with the AbVitro acquisition completed development and reached technological feasibility, and the Company began amortizing the asset over an estimated life of three years.
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
IPR&D assets are required to be classified as indefinite-lived assets until they become finite-lived assets upon the successful completion or the abandonment of the associated research and development effort. Accordingly, during the development period after the date of acquisition, these assets will not be amortized until the acquired reagents or automation technology is accepted by the FDA as part of an IND, subject to management judgment.
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
IPR&D assets are required to be classified as indefinite-lived assets until they become finite-lived assets upon the successful completion or the abandonment of the associated research and development effort. Accordingly, during the development period after the date of acquisition, these assets will not be amortized until regulatory approval is obtained in a major market, typically either the United States or the EU, subject to management judgment.
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
4. Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill (in thousands):

Balance as of December 31, 2015	$122,092
Goodwill acquired during the year ended December 31, 2016	99,214
Balance as of December 31, 2017 and 2016	$221,306
There was no impairment of goodwill for the years ended December 31, 2017, 2016, and 2015.
Intangible assets consist of developed technology and IPR&D obtained from the 2016 AbVitro acquisition and the 2015 Stage and X-Body acquisitions. IPR&D assets are required to be classified as indefinite-lived assets until they become finite-lived assets upon the successful completion of the associated research and development effort.
Beginning in the second quarter of 2017, the intangible asset recognized in connection with the AbVitro acquisition completed development and reached technological feasibility, and the Company began amortizing the asset over an estimated life of three years.
Identifiable intangible assets consisted of the following (in thousands):

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Finite-lived intangible assets:
Developed technology	$29,017	$(7,254)	$21,763
Indefinite-lived intangible assets:
In-process research and development	53,494	—	53,494
Total identifiable intangible assets	$82,511	$(7,254)	$75,257

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Indefinite-lived intangible assets:
In-process research and development	$77,986	$—	$77,986
Total identifiable intangible assets	$77,986	$—	$77,986
Amortization expense recognized related to intangible assets was $7.3 million for the year ended December 31, 2017. There was no amortization expense recognized related to intangible assets for the years ended December 31, 2016 and 2015 as all intangibles were deemed to be indefinite-lived at that time.

Estimated future amortization expense related to finite-lived intangible assets as of December 31, 2017 is as follows (in thousands):

Year ending December 31:
2018	$9,672
2019	9,672
2020	2,419
Total future amortization expense	$21,763
There was no impairment of intangible assets for the years ended December 31, 2017, 2016, and 2015.
5. Collaboration and License Agreements
Celgene
Celgene Collaboration Agreement
In June 2015, the Company entered into a Master Research and Collaboration Agreement ("Celgene Collaboration Agreement") with Celgene pursuant to which the Company and Celgene agreed to collaborate on researching, developing, and commercializing novel cellular therapy product candidates and other immuno-oncology and immunology therapeutics, including, in particular, CAR and TCR product candidates. The Celgene Collaboration Agreement became effective in July 2015 and was amended and restated in August 2015.
Pursuant to the collaboration, prior to the exercise of an option for a program, each of the Company and Celgene will conduct independent programs to research, develop, and commercialize such product candidates (including, in the case of the Company, its CD19 and CD22 programs). Each party has certain options to obtain either an exclusive license to develop and commercialize specified product candidates arising from specified types of programs conducted by the other party within the scope of the collaboration, or the right to participate in the co-development and co-commercialization of specified product candidates arising from such programs, in each case in specified territories. Further, following the exercise by Celgene of an option to license product candidates from certain Company developed programs, excluding the CD19 program and the CD22 program, Celgene has the right to exercise an option for a specified number of such programs to co-develop and co-commercialize products arising out of such programs in certain countries, and each of Celgene and Company has the right to elect to participate in certain commercialization activities for products in such programs in territories where it is not leading commercialization of such product. The parties may exercise their options with respect to specified product candidates arising under programs within the scope of the collaboration until the tenth anniversary of the effective date of the Celgene Collaboration Agreement (the "Research Collaboration Term"), subject to a tail period applicable to certain programs, for which options have not yet been exercised as of the expiration of the Research Collaboration Term. BCMA-directed product candidates are excluded from the collaboration.
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

Celgene CD19 License
In April 2016, Celgene exercised its opt-in right to develop and commercialize product candidates from the Company’s CD19 program in the Celgene Territory. As a result, the Company and Celgene entered into a license agreement (the "Celgene CD19 License") pursuant to which Celgene received an exclusive, royalty-bearing license to develop and commercialize therapeutic CAR product candidates from the Company’s CD19 program in the Celgene Territory. The Company retains all rights to develop further and commercialize such product candidates in the Juno Territory. The Company and Celgene will generally share worldwide research and development costs for certain CD19 product candidates, although either party may opt out of funding specific studies led by the other. The Company will be responsible for commercialization costs in the Juno Territory and Celgene will be responsible for commercialization costs in the Celgene Territory. The Company has the right to participate in specified commercialization activities for licensed products arising from the CD19 program in certain major European markets. Celgene has the right to participate in specified commercialization activities in North America for licensed products for certain indications under the CD19 program. The Company received a $50.0 million option exercise fee from Celgene upon the exercise of Celgene’s option for the CD19 program. The Company will also receive royalties from Celgene for CAR product candidates arising from the CD19 program at a percentage in the mid-teens of net sales of such product candidates in the Celgene Territory.
2015 Celgene Share Purchase Agreement
In June 2015, the Company also entered into a Share Purchase Agreement (the "2015 Celgene SPA") with Celgene. Pursuant to the 2015 Celgene SPA, the Company sold 9,137,672 shares of the Company’s common stock to Celgene at an aggregate cash price of approximately $849.8 million, or $93.00 per share of common stock, on August 4, 2015. The 2015 Celgene SPA also provides for additional sales of shares by the Company to Celgene as follows:

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
The First Period Top-Up Right that was triggered by the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 permitted Celgene to top-up its ownership stake in the Company to 10%. Celgene exercised its right in part and purchased 1,137,593 shares at a price of $41.32 per share, for an aggregate cash purchase price of $47.0 million, to bring its ownership stake in the Company to 9.76%. As Celgene did not exercise this First Period Top-Up Right in full to reach 10% ownership, future First Period Top-Up Rights have been limited to permit Celgene to top-up its ownership stake in the Company to only 9.76%.
In March 2017, Celgene exercised its First Period Top-Up Right triggered by the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and purchased 75,568 shares at a price of $22.39 per share, for an aggregate cash purchase price of $1.7 million, to top-up its ownership stake of the Company's common stock to the permitted amount of 9.76%. The First Period Top-Up Right that will be triggered by the filing of the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2017 will again permit Celgene to top-up its ownership stake of the Company’s common stock to 9.76%.
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
The Company evaluated and determined that the Top-Up Rights and Acquisition Rights granted to Celgene under the 2015 Celgene SPA are not freestanding instruments as these rights are not legally detachable and separately exercisable from the Company’s common stock. In addition, the Company has further assessed whether the Top-Up Rights and Acquisition Rights should be accounted for as derivative instruments and determined that derivative accounting does not apply. The Company determined that the Top-Up Rights and Acquisition Rights are embedded and inseparable from the initial stock purchase and no subsequent remeasurement is necessary.
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
To the extent the Company’s research and development costs for certain CD19 product candidates exceed Celgene’s research and development costs for the CD19 program for a given quarter, Celgene is required to provide partial reimbursement to the Company for such costs. Either party may opt out from the cost sharing arrangement for specific studies being led by the other party, with the possibility to opt back in to the study in the future at a premium in exchange for the right to use data from that study in such party's territory. The Company recognizes the reimbursement by Celgene as revenue in the period the services are performed. To the extent Celgene’s research and development costs for the CD19 program exceed the Company’s research and development costs for certain CD19 product candidates for a given quarter, the Company is required to provide Celgene partial reimbursement for such costs. The Company recognizes the reimbursement to Celgene as additional research and development expense in the period the services are provided.
For the year ended December 31, 2017, the Company recognized revenue of $86.1 million in connection with the Celgene Collaboration Agreement and the Celgene CD19 License, comprised of $41.4 million in upfront and opt-in fees recognized, and $44.7 million of cost-sharing revenue. For the year ended December 31, 2016, the Company recognized revenue of $64.6 million in connection with the Celgene Collaboration Agreement and the Celgene CD19 License, comprised of $34.1 million in upfront and opt-in fees recognized, and $30.5 million of cost-sharing revenue. The Company recognized revenue of $5.1 million in connection with the Celgene Collaboration Agreement for the year ended December 31, 2015 related to upfront fees recognized. As of December 31, 2017 and 2016, there was $13.8 million and $11.2 million due from Celgene included in accounts receivable on the consolidated balance sheets.
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
Excluding the expense or gain related to success payment obligations, the Company recognized $15.8 million, $16.1 million, and $10.3 million of research and development expenses in connection with its collaboration and funding agreements with FHCRC for the years ended December 31, 2017, 2016, and 2015, respectively.
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
The success payments will be owed if the value of the Company’s common stock on the contractually specified valuation measurement dates during the term of the success payment agreement equals or exceeds the above outlined multiples. The valuation measurement dates are triggered by events which include an initial public offering of the Company’s stock, a merger, an asset sale, or the sale of the majority of the shares held by certain of the Company’s stockholders or the last day of the term of the success payment agreement. If a higher success payment tier is first met at the same time a lower tier is first met, both tiers will be owed. Any previous success payments made to FHCRC are credited against the success payment owed as of any valuation measurement date, so that FHCRC does not receive multiple success payments in connection with the same threshold. A payment may be triggered on the first anniversary of the closing of the IPO (or the date that is 90 days following such anniversary, at the Company’s option, if the Company is contemplating a capital market transaction during such 90 day period). The value of any such success payment will be determined by the average trading price of a share of the Company’s common stock over the consecutive 90-day period preceding such determination date. The value of any success payment payable upon a merger or an asset sale will be equal to the cash or value of securities received for each share of the Company's common stock.
In December 2015, success payments to FHCRC were triggered in the aggregate amount of $75.0 million, less indirect cost offsets of $3.3 million. The Company elected to make the payment in shares of its common stock, and thereby issued 1,601,085 shares of its common stock to FHCRC in December 2015.
The estimated fair value of the total success payment obligation to FHCRC, after giving effect to the success payments achieved in December 2015, was approximately $70.3 million and $22.9 million as of December 31, 2017 and 2016, respectively. With respect to the FHCRC success payment obligations, the Company recognized expense of $41.4 million for the year ended December 31, 2017, a gain of $20.5 million for the year ended December 31, 2016, and expense of $44.3 million for the year ended December 31, 2015. The gain and expense are recorded within research and development expense in the consolidated statements of operations and represent the change in the FHCRC success payment liability during such periods and twelve months of accrued expense. The FHCRC success payment liability on the consolidated balance sheets as of December 31, 2017 and 2016 was $54.6 million and $13.3 million, respectively.
The Company’s liability for share-based success payments under the FHCRC collaboration is carried at fair value and recognized as expense over the term of the six year collaboration agreement. To determine the estimated fair value of the success payment liability the Company uses a Monte Carlo simulation methodology which models the future movement of stock prices based on several key variables. The following variables were incorporated in the calculation of the estimated fair value of the success payment liability as of the following balance sheet dates:

	December 31,
Assumptions	2017	2016
Fair value of common stock	$45.71	$18.85
Risk free interest rate	2.07% - 2.32%	1.88% - 2.30%
Expected volatility	75%	75%
Expected term (years)	3.79 - 6.79	4.79 - 7.79
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
Excluding the expense or gain related to success payment obligations, the Company recognized $6.8 million, $2.8 million, and $4.7 million of research and development expenses in connection with its research and clinical agreements with MSK for the years ended December 31, 2017, 2016, and 2015, respectively.
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
The success payments will be owed, if the value of the Company’s common stock on contractually specified valuation measurement dates equals or exceeds the above outlined multiples. The valuation measurement dates are triggered by events which include an initial public offering of the Company’s stock, a merger, an asset sale, or the sale of the majority of the shares held by certain of the Company’s stockholders or the last day of the term of the success payment agreement. If a higher success payment tier is met at the same time a lower tier is met, both tiers will be owed. Any previous success payments made to MSK are credited against the success payment owed as of any valuation measurement date, so that MSK does not receive multiple success payments in connection with the same threshold. A payment may be triggered on the first anniversary of the closing of the IPO (or the date that is 90 days following such anniversary, at the Company’s option, if the Company is contemplating a capital market transaction during such 90 day period). The value of any such success payment will be determined by the average trading price of a share of the Company’s common stock over the consecutive 90-day period preceding such determination date. The value of any success payment payable upon a merger or an asset sale will be equal to the cash or value of securities received for each share of the Company's common stock.
In December 2015, a success payment to MSK was triggered in the amount of $10.0 million, less indirect cost offsets of $1.0 million. The Company elected to make the payment in shares of its common stock, and thereby issued 240,381 shares of its common stock to MSK in March 2016. In April 2016, the Company repurchased the shares issued to MSK at a price per share equal to $41.90.
The estimated fair value of the total success payment obligation to MSK, after giving effect to the success payment achieved in December 2015 and paid in March 2016, was approximately $43.2 million and $14.1 million as of December 31, 2017 and 2016, respectively. With respect to the MSK success payment obligations, the Company recognized expense of $27.3 million for the year ended December 31, 2017, a gain of $12.0 million for the year ended December 31, 2016, and expense of $7.3 million for the year ended December 31, 2015. The gain and expense are recorded within research and development expense in the consolidated statements of operations and represent the change in the MSK success payment liability during such periods and twelve months of accrued expense. The MSK success payment liability on the consolidated balance sheets as of December 31, 2017 and 2016 was $36.9 million and $9.5 million, respectively.
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

	December 31,
Assumptions	2017	2016
Fair value of common stock	$45.71	$18.85
Risk free interest rate	2.08% – 2.32%	1.90% – 2.31%
Expected volatility	75%	75%
Expected term (years)	3.89 - 6.89	4.89 – 7.89
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
The Company agreed to pay to St. Jude milestone payments and royalties as a percentage of net sales of licensed products and services, and a percentage of St. Jude’s reasonable legal fees incurred in connection with the Penn litigation. Included in general and administrative expense for the year ended December 31, 2015 was $5.5 million for legal reimbursements.
Milestone payments to St. Jude of up to an aggregate of $62.5 million are triggered upon the achievement of specified clinical, regulatory, and commercialization milestones for licensed products, including JCAR014 or JCAR017, and are not creditable against royalties. The Company can terminate the agreement for any reason upon advance written notice.
In April 2015, the Company and St. Jude agreed to settle the Penn litigation with Penn and Novartis. In connection with such settlement, in April 2015, the Company entered into a sublicense agreement (the "Penn/Novartis Sublicense Agreement") with Penn and an affiliate of Novartis pursuant to which the Company granted to Novartis a non-exclusive, royalty-bearing sublicense under certain patent rights, including the ‘645 Patent. This sublicense is not sublicensable without the Company’s prior written consent, although Novartis may authorize third parties to act on its behalf with respect to the manufacture, development, or commercialization of Novartis’ licensed products and licensed services. Under the Penn/Novartis Sublicense Agreement, Novartis paid the Company an initial license fee of $12.3 million, which was recorded as revenue for the year ended December 31, 2015. In addition, Novartis is also required to pay mid-single digit royalties on the U.S. net sales of products and services related to the disputed contract and patent claims (the "Royalty Payments"), a low double digit percentage of the royalties Novartis pays to Penn for global net sales of those products (the "Penn Royalty Payments"), and milestone payments upon the achievement of specified clinical, regulatory, and commercialization milestones for licensed products (the "Milestone Payments"). If the Company achieves any of the milestones with respect to its own products leveraging the same patents, prior to Novartis, the related Milestone Payment will be reduced by 50%. In addition, if the Company achieves any milestone after Novartis, the Company will reimburse Novartis 50% of any Milestone Payment previously paid by Novartis to the Company in respect of such milestone. These milestones largely overlap with the milestones for which the Company may owe a payment to St. Jude under the St. Jude License Agreement and the Milestone Payments would in effect serve to partially offset the Company’s obligations to St. Jude with respect to such milestones. Novartis may terminate the Penn/Novartis Sublicense Agreement at will upon advance written notice to the Company.
In August 2017, a regulatory milestone was met under both the Penn/Novartis Sublicense Agreement and the St. Jude License Agreement, pursuant to which the Company recognized milestone revenue of $25.0 million from Novartis, and a corresponding research and development expense to St. Jude of $6.8 million. Additionally, in September 2017, the Company achieved two clinical milestones previously achieved by Novartis, and were obligated to reimburse Novartis 50% of the milestone payments previously paid. The Company recorded research and development expense of $7.1 million associated with the milestone repayment to Novartis.
In 2016, two clinical milestones were met under both the Penn/Novartis Sublicense Agreement and the St. Jude License Agreement, pursuant to which the Company recognized milestone revenue from Novartis of $14.3 million. The Company made corresponding payments to St. Jude of $12.5 million.
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
Upon achievement of certain clinical, regulatory, and commercial milestones set forth in the license agreement, the Company will be obligated to pay Opus Bio additional consideration. The consideration due upon achievement of the first three clinical milestones would consist of additional shares of our common stock in an amount equal to the dollar value specified for the applicable milestone, divided by the greater of $10.92 and the arithmetic average of the daily volume-weighted average price of our common stock on The Nasdaq Global Select Market over the 30 trading days preceding the achievement of the milestone, up to a maximum of 4,807,692 shares in the aggregate (this minimum per share value and maximum number of shares subject, in each case, to adjustment for any stock dividend, stock split, combination of shares, or other similar events). Two of these milestones were achieved in 2016, for which the Company issued a total of 603,364 shares of its common stock as payment and recorded research and development expense of $23.2 million based on the fair value of the common stock on the date the milestones were achieved. After giving effect to the achievement of these milestones, as of December 31, 2017 one milestone required to be paid in equity in the amount of $25.0 million remains to be achieved, along with up to $215.0 million in milestones payable in cash.
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
Fate Therapeutics
In May 2015, the Company entered into a collaboration and license agreement with Fate Therapeutics, Inc. ("Fate"), to identify and utilize small molecules to modulate the Company’s genetically-engineered T cell product candidates to improve their therapeutic potential for cancer patients. The Company paid an upfront fee of $5.0 million in cash and purchased 1,000,000 shares in Fate common stock at a purchase price of $8.00 per share, representing an approximately 5% ownership interest in Fate. The upfront fee and the premium paid for the common stock of $0.8 million were recorded as research and development expense for the year ended December 31, 2015. The investment in Fate is classified as available-for-sale, and reported at fair value with unrealized gains and losses included in accumulated other comprehensive income or loss. Under the collaboration and license agreement, for each product developed by the Company that incorporates modulators identified through the collaboration, the Company will also be required to pay Fate target selection fees and milestone payments upon achievement of clinical, regulatory, and commercial milestones, as well as low single-digit royalties on net sales of licensed products. The Company can terminate the agreement at will upon advance written notice.
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

JW Cayman
The Company is a minority shareholder in JW (Cayman) Therapeutics Co., Ltd ("JW Cayman"), a company formed to develop novel cell-based immunotherapies for patients in China with hematologic and solid organ cancers. The Company accounts for its investment in JW Cayman as an equity method investment, and record income or losses proportionate to its equity ownership in the entity.
In December 2017, the Company entered into a license and strategic alliance agreement with JW Cayman and its affiliates. Under the agreement, JW Cayman received an exclusive, royalty-bearing license to develop and commercialize a therapeutic product candidate in China, as well as the right of first negotiation to license the Company’s future pipeline candidates for further development in China. In exchange, the Company will receive consideration from JW Cayman in the form of (i) $8.0 million of equity issued at a 10% discount upon the closing of the first tranche of JW Cayman's Series A financing from outside investors; (ii) an equity ownership top up to 35% upon the closing of the second tranche of JW Cayman's Series A financing from outside investors; (iii) a $5.0 million one-time milestone upon JW Cayman’s achievement of certain clinical or regulatory outcomes; and (iv) royalties on net sales of licensed products. All consideration under the license and strategic alliance agreement is contingent upon future events which have not occurred as of December 31, 2017. Consideration under this agreement was determined not to be fixed or determinable, and no revenue was recognized in connection with this license for the year ended December 31, 2017.
6. Cash Equivalents and Marketable Securities
The following tables summarize the estimated fair value of cash equivalents and marketable securities and gross unrealized holding gains and losses (in thousands):

	December 31, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$164,160	$—	$—	$164,160
U.S. government and agency securities	49,899	—	(1)	49,898
Corporate debt securities	4,796	—	(1)	4,795
Total cash equivalents	$218,855	$—	$(2)	$218,853
Marketable securities:
U.S. government and agency securities	$353,116	$—	$(686)	$352,430
Corporate debt securities	141,082	1	(169)	140,914
Total marketable securities	$494,198	$1	$(855)	$493,344
Long-term marketable securities:
U.S. government and agency securities	$202,254	$—	$(1,006)	$201,248
Corporate debt securities	40,621	—	(244)	40,377
Equity securities	1,700	4,410	—	6,110
Total long-term marketable securities	$244,575	$4,410	$(1,250)	$247,735

	December 31, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$173,746	$—	$—	$173,746
U.S. government and agency securities	4,712	—	—	4,712
Corporate debt securities	6,334	—	(6)	6,328
Total cash equivalents	$184,792	$—	$(6)	$184,786
Marketable securities:
Commercial paper	$64,260	$—	$—	$64,260
U.S. government and agency securities	320,224	51	(68)	320,207
Corporate debt securities	160,379	18	(180)	160,217
Total marketable securities	$544,863	$69	$(248)	$544,684
Long-term marketable securities:
U.S. government and agency securities	$132,622	$4	$(364)	$132,262
Corporate debt securities	55,920	1	(177)	55,744
Equity securities	1,700	—	—	1,700
Total long-term marketable securities	$190,242	$5	$(541)	$189,706
The following tables summarize the gross unrealized holding losses and fair value for investments in an unrealized loss position, and the length of time that individual securities have been in a continuous loss position (in thousands):

	December 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. government and agency securities	$230,977	$(418)	$114,072	$(268)	$345,049	$(686)
Corporate debt securities	93,733	(111)	41,089	(58)	134,822	(169)
Total marketable securities	$324,710	$(529)	$155,161	$(326)	$479,871	$(855)
Long-term marketable securities:
U.S. government and agency securities	$201,247	$(1,006)	$—	$—	$201,247	$(1,006)
Corporate debt securities	38,374	(244)	—	—	38,374	(244)
Total long-term marketable securities	$239,621	$(1,250)	$—	$—	$239,621	$(1,250)

	December 31, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable securities:
U.S. government and agency securities	$143,480	$(56)	$9,988	$(12)	$153,468	$(68)
Corporate debt securities	128,013	(180)	—	—	128,013	(180)
Total marketable securities	$271,493	$(236)	$9,988	$(12)	$281,481	$(248)
Long-term marketable securities:
U.S. government and agency securities	$129,163	$(364)	$—	$—	$129,163	$(364)
Corporate debt securities	53,643	(177)	—	—	53,643	(177)
Total long-term marketable securities	$182,806	$(541)	$—	$—	$182,806	$(541)
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
In 2016, the Company evaluated the near-term prospects of the Fate Therapeutics investment in relation to the severity and duration of the impairment. Based on that evaluation, the Company determined that the equity security was other-than-temporarily impaired ("OTTI"), and a loss of $5.5 million was recognized at that time. The OTTI loss is included in net loss on the consolidated statements of operations for the year ended December 31, 2016.
All of our marketable securities have an effective maturity date of three years or less and are available for use and therefore classified as available-for-sale.
7. Fair Value Measurements
The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$164,160	$—	$—	$164,160
U.S. government and agency securities	—	603,576	—	603,576
Corporate debt securities	—	186,086	—	186,086
Equity securities	6,110	—	—	6,110
Total financial assets	$170,270	$789,662	$—	$959,932
Financial liabilities:
Success payment liabilities	$—	$—	$91,525	$91,525
Contingent consideration	—	—	24,894	24,894
Total financial liabilities	$—	$—	$116,419	$116,419

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$173,746	$—	$—	$173,746
Commercial paper	—	64,260	—	64,260
U.S. government and agency securities	—	457,181	—	457,181
Corporate debt securities	—	222,289	—	222,289
Equity securities	1,700	—	—	1,700
Total financial assets	$175,446	$743,730	$—	$919,176
Financial liabilities:
Success payment liabilities	$—	$—	$22,786	$22,786
Contingent consideration	—	—	20,896	20,896
Total financial liabilities	$—	$—	$43,682	$43,682
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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

	Success Payment Liabilities	Contingent Consideration	Total
Balance at December 31, 2015	$64,829	$37,266	$102,095
Payments	(9,569)	(6,646)	(16,215)
Changes in fair value (1)	(32,474)	(9,724)	(42,198)
Balance as of December 31, 2016	22,786	20,896	43,682
Changes in fair value (1)	68,739	3,998	72,737
Balance as of December 31, 2017	$91,525	$24,894	$116,419
(1) The amount of success payments and contingent consideration milestones achieved and changes in fair value for success payment liabilities and contingent consideration are recorded in research and development expense in the consolidated statements of operations.
As of December 31, 2017 and 2016, the estimated fair value of the success payment obligations, after giving effect to the success payments achieved by FHCRC and MSK, was approximately $113.5 million and $37.0 million, respectively. With respect to the success payment obligations, the Company recognized expense of $68.7 million for the year ended December 31, 2017, a gain of $32.5 million for the year ended December 31, 2016, and expense of $51.6 million for the year ended December 31, 2015.
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
For example, keeping all other variables constant, a hypothetical 10% increase in the stock price at December 31, 2017 from $45.71 per share to $50.28 per share would have increased the expense recorded in 2017 associated with the success payment liability by $12.6 million. A hypothetical 10% decrease in the stock price from $45.71 per share to $41.14 per share would have decreased the expense recorded in 2017 associated with the success payment liability by $12.5 million. Further, keeping all other variables constant, a hypothetical 35% increase in the stock price at December 31, 2017 from $45.71 per share to $61.71 per share would have increased the expense recorded in 2017 associated with the success payment liability by $43.9 million. A hypothetical 35% decrease in the stock price from $45.71 per share to $29.71 per share would have decreased the expense recorded in 2017 associated with the success payment liability by $42.2 million.
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
The significant unobservable inputs used in the measurement of fair value of the Company’s contingent consideration are probabilities of successful achievement of the milestones, the period in which these milestones are expected to be achieved ranging from 2018 to 2043, and a discount rate of 16%. Significant increases or decreases in any of the probabilities of success and other inputs would result in a significantly higher or lower fair value measurement, respectively.
In 2016 a milestone requiring payment by the Company of €6.0 million to the former stockholders of Stage was achieved and paid. As of December 31, 2017, the estimated fair values of the contingent consideration associated with the Stage and X-Body acquisitions, after giving effect to the milestone achieved, were $21.1 million and $3.8 million, respectively. As of December 31, 2016, the estimated fair values of the contingent consideration associated with the Stage and X-Body acquisitions were $16.6 million and $4.3 million, respectively. The Company recognized expense of $4.0 million, a gain of $9.7 million, and expense of $0.1 million related to the change in fair value of the contingent consideration for the years ended

December 31, 2017, 2016, and 2015, respectively. This expense or gain is recorded in research and development expense in the consolidated statements of operations.
8. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2017	2016
Leasehold improvements	$66,221	$5,079
Laboratory and manufacturing equipment	34,198	24,746
Building and building improvements	27,104	26,959
Construction in progress	10,902	22,083
Computer equipment, software and other	7,795	3,199
Land	6,250	6,250
Property and equipment, at cost	152,470	88,316
Less: Accumulated depreciation	(19,360)	(6,582)
Property and equipment, net	$133,110	$81,734
Depreciation expense related to property and equipment was $12.7 million, $7.4 million, and $1.6 million for the years ended December 31, 2017, 2016, and 2015, respectively.
9. Accrued Liabilities and Other Current Liabilities
Accrued liabilities and other current liabilities consisted of the following (in thousands):

	December 31,
	2017	2016
Accrued research and development expenses	$21,812	$9,220
Accrued bonus expense	19,883	8,844
Accrued clinical expenses	12,280	6,716
Accrued employee expenses	10,259	5,179
Other	17,010	6,863
Total accrued liabilities and other current liabilities	$81,244	$36,822
10. Long-term Debt
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
The following table summarizes future principal payments on long-term debt as of December 31, 2017 (in thousands):

Year ending December 31:
2018	$286
2019	299
2020	313
2021	328
2022	343
Thereafter	9,270
Total future principal payments	$10,839
As of December 31, 2017, the fair value of the Company's long-term debt approximates carrying value based on the borrowing rates currently available to the Company for loans with similar terms using Level 2 inputs.

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
The 2014 Plan provides for an annual increase in the shares available for issuance thereunder, to be added on the first day of each fiscal year, beginning with the year ending December 31, 2015 and continuing until the expiration of the 2014 Plan, equal to the lesser of (i) four percent (4%) of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year or (ii) such number of shares determined by the board of director or an authorized committee of the board of directors; provided, however, that such determination under clause (ii) will be made no later than the last day of the immediately preceding fiscal year. As of December 31, 2017, the total number of shares available for issuance pursuant to future awards under the 2014 Plan was 5,079,693. As a result of the operation of this provision, on January 1, 2018, an additional 4,593,012 shares became available for issuance under the 2014 Plan.
Generally, awards granted by the Company under the 2013 Plan and 2014 Plan vest over four years.
Employee Stock Purchase Plan
In December 2014, the Company’s board of directors adopted the 2014 Employee Stock Purchase Plan (the "ESPP"). The ESPP is administered by the Company’s board of directors or by a committee appointed by the board of directors. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for consecutive six-month offering periods beginning on the first trading day on or after November 15 and May 15 of each year, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. The number of shares issued under the ESPP was 159,548, 86,354 and 67,664 for the years ended December 31, 2017, 2016, and 2015, respectively.
The ESPP also provides for an annual share increase, to be added on the first day of each fiscal year, beginning with the year ending December 31, 2015 and continuing until the expiration of the ESPP, equal to the lesser of (i) one and a half percent (1.5%) of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year or (ii) such number of shares determined by the board of directors or authorized committee of the board of directors. As of December 31, 2017, the total number of shares available for future issuance pursuant to the ESPP was 5,668,909. As a result of the operation of this provision, on January 1, 2018, an additional 1,722,380 shares became available for issuance under the ESPP.
Stock-Based Compensation
Stock-based compensation expense is recognized in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Research and development (1)	$44,866	$38,432	$17,089
General and administrative	27,736	20,953	14,852
Total stock-based compensation expense (2)	$72,602	$59,385	$31,941

(1)
Included in research and development stock-based compensation expense for the year ended December 31, 2016 was $2.2 million related to the payout of employee stock options in connection with the AbVitro acquisition.

(2)
Included in stock-based compensation expense for the years ended December 31, 2017, 2016, and 2015 is $5.4 million, $7.3 million, and $8.1 million, respectively, related to service providers other than our employees, scientific founders, and directors, including $3.0 million, $3.9 million, and $6.2 million, respectively, for a former co-founding director who became a consultant upon his departure from the board of directors.
Total stock-based compensation cost related to unvested awards not yet recognized and the weighted average periods over which the awards are expected to be recognized as of December 31, 2017 for all employees are as follows:

	Stock Options	Restricted Stock and RSUs
Unrecognized stock-based compensation cost (in thousands)	$147,555	$38,188
Expected weighted average period compensation costs to be recognized (years)	2.63	2.58
In addition, as of December 31, 2017, we had approximately $74.8 million of unrecognized compensation cost related to PSAs and PSUs. The estimated compensation expense is adjusted for actual performance experience and is recognized ratably during the service period, or remaining service period, if and when it becomes probable that the performance conditions will be satisfied. As of December 31, 2017, there has been no stock-based compensation expense recognized related to PSAs and PSUs.
PSAs and PSUs
A summary of the Company’s PSA and PSU activity is as follows (in thousands, except per share data):

	PSAs and PSUs	Weighted Average Fair Value at Date of Grant per Share
Unvested shares as of December 31, 2016	—	$—
Granted	1,632	45.81
Forfeited	(6)	45.13
Unvested shares as of December 31, 2017	1,626	$46.15
Vesting for the PSUs is contingent upon our achievement of prospective company performance goals. Actual performance may result in the ultimate award of 50 to 100 percent of the initial number of PSAs or PSUs granted, with the potential for no award if company performance goals are not achieved during the performance period.
PSAs and PSUs in the preceding table represent aggregate initial target awards, and do not reflect potential decreases resulting from the performance factor determined after the end of the performance period.
Restricted Stock and RSUs
A summary of the Company’s restricted stock and RSU activity is as follows (in thousands, except per share data):

	Restricted Stock and RSUs	Weighted Average Fair Value at Date of Grant per Share
Unvested shares as of December 31, 2015	5,477	$3.72
Granted	382	29.96
Vested	(2,752)	3.52
Forfeited	(52)	10.04
Unvested shares as of December 31, 2016	3,055	7.10
Granted	1,516	24.78
Vested	(2,094)	4.05
Forfeited	(583)	7.05
Unvested shares as of December 31, 2017	1,894	$24.59

The following table summarizes additional information related to restricted stock and RSU activity (in thousands):

	Year Ended December 31,
	2017	2016	2015
Fair value of vested restricted stock and RSUs	$62,764	$90,464	$158,541
Stock Options
A summary of the Company’s stock option activity is as follows (in thousands, except per share and contractual life data):

	Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2015	5,219	$30.25
Granted	4,091	29.09
Exercised	(412)	7.11
Forfeited/Cancelled	(377)	38.62
Outstanding as of December 31, 2016	8,521	30.28
Granted	4,869	30.68
Exercised	(822)	23.35
Forfeited/Cancelled	(981)	35.00
Outstanding as of December 31, 2017	11,587	$30.54	8.33	$191,489
Exercisable as of December 31, 2017	4,049	$29.02	7.50	$73,088
The fair value of each stock option granted has been determined using the Black-Scholes option pricing model. The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted to employees, directors, and consultants included the following:

	December 31,
Assumptions	2017	2016	2015
Risk free interest rate	1.62% – 2.40%	1.13% – 2.45%	1.53% – 2.35%
Expected volatility	75%	70% – 75%	70% - 80%
Expected life (years)	3.22 - 9.96	5.27 - 9.97	6.02 - 10.00
Expected dividend yield	—%	—%	—%
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
The following table summarizes additional information related to stock option activity:

	Year Ended December 31,
	2017	2016	2015
Aggregate intrinsic value of stock options exercised (in thousands)	$18,431	$12,177	10,925
Weighted average grant date fair value per share for options granted	$15.79	$18.30	$32.51

12. Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) and the adjustments to other comprehensive income (loss) are as follows (in thousands):

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2015	$(605)	$(5,478)	$(6,083)
Other comprehensive income (loss), net	(1,186)	4,427	3,241
Balance as of December 31, 2016	(1,791)	(1,051)	(2,842)
Other comprehensive income, net	4,274	1,989	6,263
Balance as of December 31, 2017	$2,483	$938	$3,421
The details of the components of other comprehensive income (loss) are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Other comprehensive income:
Foreign currency translation adjustments (1)	$4,274	$(1,186)	$(605)
Net change in unrealized gain (loss) on marketable securities:
Unrealized gain (loss) on marketable securities (2)	1,989	(1,063)	(5,388)
Reclassification adjustment for loss included in net loss (3)	—	5,490	—
Total other comprehensive income (loss)	$6,263	$3,241	$(5,993)

(1)	Foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in the Company's international subsidiary.

(2)
Unrealized gain (loss) on marketable securities is net of income taxes of $1.0 million and $0.3 million for the years ended December 31, 2017 and 2016, respectively. There was no income tax effect recorded on unrealized gain (loss) for the year ended December 31, 2015.

(3)
Amounts reclassified from accumulated other comprehensive income or loss are included in other-than-temporary impairment loss on the consolidated statements of operations. There was no income tax effect on this reclassification adjustment for the year ended December 31, 2016 as it does not create taxable income in future years.

13. Income Taxes
The Company recorded an income tax benefit of $6.0 million on a pre-tax loss of $443.1 million for the year ended December 31, 2017. The tax benefit recognized for the year ended December 31, 2017 primarily relates to the net loss incurred by the Company's German subsidiary.
In connection with the Celgene Collaboration Agreement and 2015 Celgene SPA, the Company does not expect that the $849.8 million in consideration allocable to the sale of the Company’s shares and future rights to purchase shares of common stock of the Company under the 2015 Celgene SPA will result in gain or loss in accordance with the IRC. The Company determined that the $150.2 million consideration allocable to the upfront payment for the Celgene Collaboration Agreement is fully taxable, partially in 2015, with the remainder in 2016. In connection with the Celgene CD19 License, the Company determined that the $50.0 million option exercise fee is fully taxable, partially in 2016, with the remainder in 2017.

Loss before income taxes is attributable to the following tax jurisdictions (in thousands):

	Year Ended December 31,
	2017	2016	2015
United States	$426,738	$245,156	$236,028
Foreign	16,369	11,081	6,108
Loss before income taxes	$443,107	$256,237	$242,136
The components of the benefit for income taxes are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
United States	$(15)	$40	$—
Total current	(15)	40	—
Deferred:
United States	$1,036	$6,985	$1,100
Foreign	4,980	3,632	1,660
Total deferred	6,016	10,617	2,760
Benefit for income taxes	$6,001	$10,657	$2,760
The Tax Cuts and Jobs Act ("U.S. Tax Act") was enacted on December 22, 2017. In accordance with SEC SAB No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118") the Company's accounting for the impact of the U.S. Tax Act represents reasonable estimates based on its analysis to date and is considered to be provisional and subject to revision as further regulatory guidance related to the U.S. Tax Act is expected to be issued in 2018, which may result in changes to the Company's current estimate. Any revisions to the estimate impacts of the U.S. Tax Act will be recorded no later than the fourth quarter of 2018.
The U.S. Tax Act reduces the U.S. federal corporate tax rate from 35% to 21% beginning in 2018. The impact of the U.S. Tax Act for the Company is a $146.5 million reduction in the Company's net deferred tax asset to reflect the new statutory rate. The rate adjustment to the deferred tax assets, a discrete item for the quarter, is fully offset by a decrease in the valuation allowance so there is no rate impact to the Company.
Starting in 2018, companies may be subject to global intangible low tax income ("GILTI") which is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations as well as the base erosion anti-abuse tax ("BEAT") under the U.S. Tax Act. GILTI will be effectively taxed at a tax rate of 10.5%. Due to the complexity of the GILTI tax rules, companies are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred or (2) factoring such amounts into a company’s measurement of its deferred taxes under SAB 118. The Company has not yet made an election with respect to GILTI. The Company will continue to review the GILTI and BEAT rules to determine their applicability to the Company as the rules become effective.
As of December 31, 2017 and 2016, the Company had U.S. federal net operating loss ("NOL") carryforwards of approximately $476.6 million and $249.4 million, respectively, which are available to reduce future taxable income. The Company also had U.S. federal and state tax credits of $85.5 million and $34.2 million as of December 31, 2017 and 2016, respectively, which may be used to offset future tax liabilities. The NOL and tax credit carryforwards will begin to expire in 2033. The NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The Company undertook a formal IRC Section 382 study in 2016. Based on this study, the Company concluded that it has experienced such "ownership changes" but its ability to use its U.S. NOLs and tax credit carryforwards is not subject to a material annual limitation. However, subsequent ownership changes may further affect the limitation in future years. The Company also has German NOL carryforwards of $30.2 million and $13.4 million as of December 31, 2017 and 2016, respectively, which have an indefinite carryforward period.

A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations follows:

	Year Ended December 31,
	2017	2016	2015
Federal statutory tax	35.0%	35.0%	35.0%
Foreign tax rate differential	(0.1)	(0.1)	(0.1)
Valuation allowance	(6.3)	(35.1)	(36.2)
Tax credits	7.5	5.5	3.8
Impact of U.S. Tax Act	(33.1)	—	—
Other	(1.6)	(1.1)	(1.4)
Total	1.4%	4.2%	1.1%
The principal components of the Company’s net deferred tax liabilities are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$110,403	$85,154
Tax credit carryforwards	85,480	34,243
Acquired technology	44,795	61,866
Success payments	34,457	34,804
Stock compensation	14,362	12,803
Deferred revenue	25,683	45,770
Other	9,723	7,649
Gross deferred tax assets	324,903	282,289
Valuation allowance	(306,545)	(271,635)
Deferred tax assets, net of valuation allowance	18,358	10,654
Deferred tax liabilities:
Acquired technology	(11,679)	(10,218)
Other	(7,282)	(5,588)
Deferred tax liabilities	(18,961)	(15,806)
Net deferred tax liabilities	$(603)	$(5,152)
The Company adopted ASU 2016-09 in 2017. As a result, the net operating loss deferred tax asset increased by $7.1 million as a result of the inclusion of the net operating losses related to excess tax benefits. The increase in the deferred tax asset was offset by a full valuation allowance.
The valuation allowance relates primarily to net U.S. deferred tax assets from operating losses, research and development tax credit carryforwards, amounts paid and accrued to enter into various agreements for which the tax treatment requires capitalization and amortization, success-based payments that are accrued but not yet paid for tax purposes, and deferred revenue associated with the Celgene Collaboration Agreement. The Company’s deferred tax liability relates primarily to acquired technology.
The Company maintains a full valuation allowance on its net U.S. deferred tax assets. The assessment regarding whether a valuation allowance is required considers both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets are recoverable. In making this assessment, significant weight is given to evidence that can be objectively verified. In its evaluation, the Company considered its cumulative loss in recent years and its forecasted losses in the near-term as significant negative evidence. Based upon a review of the four sources of income identified within ASC 740, Accounting for Income Taxes, the Company determined that the negative evidence outweighed the positive evidence and a full valuation allowance on its U.S. net deferred tax assets will be maintained. The Company will continue to assess the realizability of its deferred tax assets going forward and will adjust the valuation allowance as needed. Increases in the valuation allowance were $34.9 million and $88.0 million for the years ended December 31, 2017 and 2016, respectively. The Company has determined that it is more-likely-than-not that it will realize the benefit of the losses for its German subsidiary and has not recorded a valuation allowance against the German deferred tax assets.

The Company determines its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more-likely-than-not to be sustained upon examination by the relevant income tax authorities. The Company is generally subject to examination by the U.S. federal and local income tax authorities for all tax years in which a loss carryforward is available and is subject to examination in Germany for four years. The examination by the U.S. federal and local income tax authorities of the Company's German subsidiary for the years ended December 31, 2013 through December 31, 2015 closed with no material adjustments.
The Company applies judgment in the determination of the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. As of December 31, 2017 and 2016, the Company's uncertain tax positions were immaterial.
14. Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. The Company’s potentially dilutive shares, which include unvested PSAs, unvested PSUs, unvested restricted stock, unvested RSUs, options to purchase common stock, and potential shares issued for success payments, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.
The amounts in the table below were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated due to their anti-dilutive effect (in thousands):

	Year Ended December 31,
	2017	2016	2015
Unvested PSAs and PSUs	1,626	—	—
Unvested restricted stock and RSUs	1,894	3,055	5,477
Options to purchase common stock	11,587	8,521	5,219
Estimated number of shares issuable for success payments (1)	—	—	204
Total	15,107	11,576	10,900

(1)
Represents the number of shares that would have been issued if the success payment valuation date had been December 31 of each year presented. The number of shares issued, for purposes of this presentation, is calculated by dividing the success payment by the stock price per share on the valuation date.

As of December 31, 2017 and 2016, the Company's stock price was below the threshold that would require additional payments to FHCRC or MSK, therefore no shares are included.
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
15. Commitments and Contingencies
Leases
The Company has entered into various non-cancelable lease agreements for its office, laboratory, and manufacturing spaces with original lease periods expiring between 2019 and 2026. The Company has a lease for office and laboratory space in a building located in Seattle, Washington, which serves as its corporate headquarters. The lease is for approximately 266,800 square feet of space, with an initial term expiring in May 2024.

The following table summarizes the Company’s future minimum lease commitments as of December 31, 2017 (in thousands):

Year ending December 31:
2018	$13,615
2019	15,967
2020	16,814
2021	16,321
2022	16,698
Thereafter	26,273
Total minimum lease payments	$105,688
Rent expense for the years ended December 31, 2017, 2016, and 2015 was $10.5 million, $5.6 million, and $2.3 million, respectively.
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
In addition, on September 8, 2017, a stockholder filed a purported derivative action on behalf of the Company against two of the Company's executive officers and certain members of our board of directors in the federal district court for the Western District of Washington. The complaint alleges claims for breaches of fiduciary duties arising out of the same issues that are the subject of the securities class action, as well as claims for breaches of fiduciary duties and under the federal securities laws related to the Company's compensation for non-employee directors. A similar action was also filed in the Western District of Washington on November 6, 2017. The second action also included claims for alleged insider trading and violations of Section 10(b) of the Securities Exchange Act. On December 5, 2017, the Court consolidated the two purported derivative actions by stipulated motion. On December 19, 2017, Defendants moved to transfer the consolidated action to the District of Delaware, but pursuant to a stipulated motion, on January 31, 2018, the Court stayed all proceedings in the consolidated action pending the results of the tender offer by Purchaser for all of the Company's common stock.
On January 4, 2018, another purported derivative suit was filed in the District of Delaware. This action is similar to the earlier derivative suits but also includes claims for waste of corporate assets and unjust enrichment. On February 27, 2018, the parties submitted a stipulation and proposed order staying all proceedings in the consolidated action pending the results of the tender offer by Purchaser for all of the Company's common stock.
On August 22, 2017, City of Hope filed a lawsuit against the Company, City of Hope v. Juno Therapeutics, Inc., Case No. 2:17-cv-06201-RGK, in the federal district court for the Central District of California. The complaint alleges that the Company has materially breached its exclusive license agreement with City of Hope by failing to seek consent for an alleged sublicense of the Company's rights under such license to Celgene, and by failing to pay fees owed in connection with that alleged sublicense. The City of Hope license requires the Company to pay City of Hope 15% of sublicense revenues, defined as "all consideration received by [the Company] in return for the grant of rights to manufacture, use, offer for sell, or sell a Licensed Product, other than consideration in the form of: (i) running royalties calculated as a function of Net Sales and payment, (ii) payment or reimbursement to [the Company] of costs actually incurred by [the Company] in conducting clinical trials of a Licensed Product, and (iii) reimbursement for actual Patent Expenses due pursuant to this Agreement." In its request for relief, City of Hope seeks compensatory damages in an amount "no less than 15% of all consideration received by [the Company] pursuant to the [Celgene] Collaboration Agreement, [Celgene] Share Purchase Agreement, and Celgene Option Exercise," i.e., the Celgene CD19 License. The complaint also seeks a declaratory judgment that the Company materially breached the City of Hope license. On August 31, 2017, the Company filed an answer and counterclaim in the lawsuit, denying City of Hope’s allegations of breach of contract, asserting several affirmative defenses, and bringing various counterclaims, including claims for breach of contract and breach of the covenant of good faith and fair dealing, and seeking, among other things, a declaratory judgment that City of Hope has no grounds to terminate the City of Hope license. City of Hope filed an amended complaint on September 21, 2017, seeking a further declaration that the City of Hope license has terminated, which Juno answered on October 5, 2017. On January 10, 2018, the Company moved to amend its counterclaims, seeking to file an additional counterclaim against City of Hope for breach of contract and a counterclaim against a third-party, Mustang Bio, Inc., for tortious interference with contract. That motion is currently pending.
The Company has not recorded any liability as of December 31, 2017 since any potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.
16. Related-Party Transactions
The Company is party to the Celgene Collaboration Agreement, the 2015 Celgene SPA, a voting agreement, and a registration rights agreement with Celgene, who is a holder of more than 5% of the Company’s common stock. See Note 5, Collaboration and License Agreements. Additionally, on January 21, 2018, the Company entered into a Merger Agreement with Celgene, pursuant to which, among other things, subject to the terms and subject to the conditions of the Merger Agreement, Celgene will commence a tender offer to acquire all of the Company's outstanding shares of common stock. For additional information regarding the Merger Agreement refer to Note 19, Subsequent Events.
The Company is also party to a license and strategic alliance agreement with JW Cayman and its affiliates, and is a holder of more than 5% of JW Cayman's outstanding equity. See Note 5, Collaboration and License Agreements.
17. Employee Benefit Plan
In January 2014, the Company adopted a 401(k) retirement and savings plan (the "401(k) Plan") covering all employees. The 401(k) Plan allows employees to make pre- and post-tax contributions up to the maximum allowable amount set by the IRS. The Company's contributions to the 401(k) Plan are discretionary and are based on specified percentages of employee contributions.
18. Selected Quarterly Financial Data (Unaudited)
The following table contains quarterly financial information for the years ended December 31, 2017 and 2016 (in thousands, except per share data). The unaudited quarterly information has been prepared on a basis consistent with the audited consolidated financial statements and includes all adjustments that the Company considers necessary for a fair presentation of the information shown. The operating results for any fiscal quarter are not necessarily indicative of the operating results for a full fiscal year or for any future period and there can be no assurances that any trend reflected in such results will continue in the future.

Year Ended December 31, 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$19,327	$21,268	$44,816	$26,460
Loss from operations (1)	$(84,323)	$(103,440)	$(121,803)	$(138,208)
Net loss	$(82,197)	$(100,740)	$(118,133)	$(136,036)
Net loss per share, basic and diluted	$(0.79)	$(0.96)	$(1.12)	$(1.19)

Year Ended December 31, 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$9,775	$27,602	$20,826	$21,153
Loss from operations (2)	$(79,901)	$(61,524)	$(58,469)	$(55,710)
Net loss	$(71,138)	$(64,767)	$(56,897)	$(52,778)
Net loss per share, basic and diluted	$(0.72)	$(0.64)	$(0.56)	$(0.51)

(1)	Included in loss from operations in the year ended December 31, 2017 are the following (in thousands):

Year Ended December 31, 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Non-cash success payment expense	$7,399	$17,169	$37,250	$6,921
Non-cash contingent consideration expense (gain)	$452	$2,747	$806	$(7)
Amortization of intangible asset	$—	$2,418	$2,418	$2,418
Upfront payments related to the acquisition of technology	$—	$—	$—	$10,308

(2)	Included in loss from operations in the year ended December 31, 2016 are the following (in thousands):

Year Ended December 31, 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Non-cash success payment expense (gain)	$(6,583)	$3,465	$(17,640)	$(11,716)
Non-cash contingent consideration expense (gain)	$(1,012)	$(4,499)	$336	$(4,549)
Non-cash expense related to milestones paid to Opus Bio	$23,227	$—	$—	$—
Upfront payments related to the acquisition of technology	$—	$—	$15,000	$—
19. Subsequent Events
Merger Agreement
On January 21, 2018, the Company entered into the Merger Agreement with Celgene and Purchaser, pursuant to which, among other things, subject to the terms and subject to the conditions of the Merger Agreement, Purchaser has commenced the Offer to acquire all of the Company's outstanding shares of common stock at a purchase price of $87.00 per share, net to the seller in cash, subject to reduction for any applicable withholding taxes (the "Offer Price"). Following the completion of the Offer and subject to the terms and conditions of the Merger Agreement, Purchaser will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Celgene Corp., pursuant to the procedures provided for under Section 251(h) of the Delaware General Corporation Law without any stockholder approvals (the "Merger"). At the effective time of the Merger (the "Effective Time"), each outstanding share of the Company's common stock, other than any shares owned by (i) Juno (or held in its treasury), (ii) Celgene Corp., Purchaser, or any other direct or indirect wholly-owned subsidiary of Celgene Corp., or (iii) any stockholders who are entitled to and who properly exercise and perfect appraisal rights under Delaware law (and have neither withdrawn nor lost their rights), will be automatically converted into the right to receive an amount in cash equal to the Offer Price, without interest. The Company's board of directors has, by unanimous vote of those directors present, approved the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement.
Pursuant to the terms of the Merger Agreement, each outstanding unvested Company stock option ("Option"), each outstanding award of Company time-based RSUs, and each outstanding award of Company time-based restricted stock awards ("RSAs"), (i) if granted twelve (12) months or more prior to the Effective Time, will become vested pursuant to their respective terms or, if greater, with respect to 25% of the total number of shares of the Company's common stock subject to such award, (ii) if granted following the date of the Merger Agreement but prior to the Effective Time, will become vested pursuant to their respective terms or, if greater, with respect to 25% of the total number of shares of the Company's common stock subject to such award (the "Pre-Closing Non-Performance Awards"), or (iii) if granted less than twelve (12) months prior to the Effective Time (other than the Pre-Closing Non-Performance Awards), will become vested pursuant to their respective terms or, if greater, with respect to that number of shares of the Company's common stock subject thereto, such that, following such vesting, the award will be unvested with respect to that number of shares of the Company's common stock which would have become vested and resulted in the award being 100% vested had the holder of the award remained continuously employed for an additional twenty-four months following the Effective Time; provided, that, with respect to any awards referred to in subsections (i) and (iii) above, if, as of the 24-months anniversary of the Effective Time, any portion of such awards remains unvested, such unvested portion will become immediately vested on such 24-months anniversary date, provided that the employee has remained employed through such 24-months anniversary date. All such awards that become vested or that are otherwise vested as of immediately prior to the Offer Acceptance Time (as defined in the Merger Agreement) will be cancelled and converted into the right to receive an amount in cash equal to the product of (i) the number of shares of the Company's common stock subject to such vested award and (ii) the Offer Price (reduced by the applicable exercise price in the case of Company Options).
The Merger Agreement provides that Options, RSUs and RSAs that are outstanding immediately prior to the Offer Acceptance Time but unvested after giving effect to the vesting acceleration described above will be assumed by Celgene Corp. and will be subject to the same terms and conditions (except with respect to the vesting schedule), as applied to each such equity-based award immediately prior to the Effective Time, provided that the number of shares subject to such equity-based awards (and the exercise price in the case of the Options) will be adjusted based on the "Exchange Ratio". The "Exchange Ratio" means an amount equal to the quotient obtained by dividing (i) the Offer Price, by (ii) the volume weighted average price per share of Celgene Corp.’s common stock on The Nasdaq Global Select Market for the fifteen consecutive trading days ending on the complete trading day immediately prior to the Offer Acceptance Time.
The Merger Agreement also provides that all Company PSUs and all Company PSAs will vest as to 50% of the total number of PSUs or PSAs (as applicable) subject to such awards, and such vested portion will be cancelled and converted into the right to receive an amount in cash equal to the product of (i) such 50% vested portion of the award, and (ii) the Offer Price. The remaining 50% of the PSUs and PSAs will be assumed by Celgene Corp. and will be subject to the same terms and conditions as were applicable to such awards immediately prior to the Offer Acceptance Time, provided that the number of shares subject to such equity-based awards (and the exercise price in the case of the Options) will be adjusted based on the Exchange Ratio, except that (i) 60% of such remaining award will vest on the one-year anniversary of the Effective Time and (ii) 40% of such remaining award will vest on the earlier of (A) the second anniversary of the Effective Time and (B) the first approval by the FDA of JCAR017.
The completion of the Offer would trigger a success payment valuation measurement date, and success payments of $100.0 million and $70.0 million, less indirect cost offsets, would be owed to FHCRC and MSK, respectively. For additional information regarding success payments, refer to Note 5, Collaboration and License Agreements.
JW Cayman
In February 2018, JW Cayman closed the first tranche of its Series A financing from outside investors. For additional information, refer to Note 5, Collaboration and License Agreements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2017, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act.
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. Management’s assessment was based on criteria described in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management reviewed the results of this assessment with our audit committee.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in its report, which is included below.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Juno Therapeutics, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Juno Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Juno Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 1, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Seattle, Washington
March 1, 2018

ITEM 9B.	OTHER INFORMATION
Amended and Restated Change in Control and Severance Plan
On February 27, 2018, in connection with the contemplated Merger, the Board approved an amended and restated change in control and severance plan and summary plan description (the “Severance Plan”) to provide certain severance and change in control benefits to all Juno employees, including our executive officers (each, a “Plan Participant”).
The Severance Plan will replace the change in control and severance plan previously adopted by the Board on November 4, 2015, which covered only those Juno employees with a job rank of vice president or a more senior job rank (the “Prior Plan”).
The Severance Plan will become effective as of the date immediately prior to the closing date of the Merger, and subject to the occurrence of the Merger. Under the Severance Plan, for the period commencing from the closing date and continuing until 18 months following the closing date (the “Change in Control Period”) if any Plan Participant is terminated for any reason other than “Cause” (as defined in the Severance Plan) and other than a Plan Participant's death or “Disability” (as defined in the Severance Plan), or a Plan Participant voluntarily resigns for “Good Reason” (as defined below and together with a termination other than for Cause and other than death or Disability, a “Qualifying Termination”), the Plan Participant would be entitled to receive severance benefits. Under the Severance Plan, “Good Reason” means (i) a material reduction in the Plan Participant’s annual base salary, (ii) solely with respect to the 12-month period after the closing date and solely with respect to Juno employees with a Juno job level of vice president or a more senior job level, a material diminution of the Plan Participant’s authority, duties, or responsibilities, (iii) a change in employment location of more than 50 miles or (iv) Juno's material breach of the terms of any material written agreement or covenant with the Plan Participant related to his or her provision of services to Juno.
Upon a Qualifying Termination during the Change in Control Period, each Plan Participant is entitled to receive the severance benefits set forth in the table below, unless the Plan Participant would be entitled to receive more favorable benefits under his or her employment contract with Juno:

Class of Participant	Salary Severance(1)	Bonus Severance	Continued Benefits(2)
CEO	24 months	Greater of (i) 100% of pro-rated annual target bonus or (ii) actual achievement as of date of termination	24 months
Executive Vice Presidents	12 months	Greater of (i) 100% of pro-rated annual target bonus or (ii) actual achievement as of date of termination	12 months
Senior Vice Presidents and Vice Presidents	9 months	Greater of (i) 100% of pro-rated annual target bonus or (ii) actual achievement as of date of termination	9 months
Senior Directors and Directors (Juno job levels 10 and 9)	9 months	Greater of (i) 75% of pro-rated annual target bonus or (ii) actual achievement as of date of termination	9 months
All Other Plan Participants (Juno job levels 1 through 8)	6 months	Greater of (i) 50% of pro-rated annual target bonus or (ii) actual achievement as of date of termination	6 months

(1)	Salary severance will be equal to the number of months of the Plan Participant’s base salary as set forth in the table above.

(2)
Continued benefits will consist of Juno's reimbursement of the Plan Participant’s premium payments to continue health coverage under COBRA, or a taxable lump sum payment in lieu of reimbursement, as applicable, for a period of time with a maximum duration equal to the number of months set forth in the table above.

Additionally, if at any time following the closing date of the Merger, a Plan Participant experiences a Qualifying Termination, then the Plan Participant will receive accelerated vesting as to 100% of any of the Plan Participant’s equity awards that were outstanding as of the closing date of the Merger and that remain outstanding and unvested as of the date of such termination of employment.
Further, under the Severance Plan, if outside the Change in Control Period, with respect to those participants who were participating in the Prior Plan on the closing date of the Merger (“Prior Plan Participants”), if a Prior Plan Participant experiences a Qualifying Termination, the Plan Participant would be entitled to receive the severance benefits set forth in the table below, unless the Plan Participant would be entitled to receive more favorable benefits under his or her employment contract with Juno:

Class of Participant	Salary Severance(1)	Bonus Severance	Continued Benefits(2)
CEO	12 months	Greater of (i) 100% of pro-rated annual target bonus or (ii) actual achievement as of date of termination	12 months
Executive Vice Presidents	12 months	Greater of (i) 100% of pro-rated annual target bonus or (ii) actual achievement as of date of termination	12 months
Vice Presidents and Senior Vice Presidents	9 months	Greater of (i) 100% of pro-rated annual target bonus or (ii) actual achievement as of date of termination	9 months

(1)	Salary severance will be equal to the number of months of the Plan Participant’s base salary as set forth in the table above.

(2)
Continued benefits will consist of Juno's reimbursement of the Plan Participant’s premium payments to continue health coverage under COBRA, or a taxable lump sum payment in lieu of reimbursement, as applicable, for a period of time with a maximum duration equal to the number of months set forth in the table above.

All payments and other benefits under the Severance Plan are subject to applicable withholding obligations. In addition, in order to receive the severance benefits, each Plan Participant must (i) comply with certain confidentiality, non-solicitation, non-competition, and non-disparagement requirements for a period equal to the length of time the Plan Participant receives severance benefits, and (ii) execute and not revoke a release of claims in Juno's favor within the timeframe set forth in the Severance Plan or applicable release.
The Severance Plan also provides that except as specifically provided in an agreement between Juno and a Plan Participant, in the event that any payment or benefit payable to a Plan Participant under the Severance Plan would result in the imposition of excise taxes under the “golden parachute” provisions of Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”) then such payments and benefits will either be made and/or provided in full or shall be reduced such that the excise tax under Section 280G of the Code is not applicable, whichever is least economically disadvantageous to the Plan Participant.
The Severance Plan may not be amended in a manner that materially diminishes the rights of a Plan Participant under the Severance Plan without the Plan Participant’s written consent.
The foregoing description of the Severance Plan is qualified by reference to the full text of the Severance Plan, which is filed as Exhibit 10.30(B) to this Annual Report on Form 10-K and incorporated herein by reference.
Bonus Pool
In connection with Juno's entry into the Merger Agreement and pursuant to its terms, Juno established a focus bonus pool of $20 million in the aggregate (the “Bonus Pool”), from which awards would be allocated to employees, including executive officers, of Juno. Our Chief Executive Officer, Hans Bishop, and our Chief Financial Officer, Steven D. Harr, M.D., are not eligible to receive awards under the Bonus Pool. Awards made under the Bonus Pool will be paid on the earlier of (i) the closing of the Merger and (ii) November 30, 2018.
On February 27, 2018, awards were granted under the Bonus Pool to the following named executive officers in the following amounts: Robert Azelby: $189,788; Bernard Cassidy: $320,000; and Hyam Levitsky: $127,308.

PART III

ITEM 10.	DIRECTORS, EXECUTIVES OFFICERS AND CORPORATE GOVERANCE
Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2018 Annual Meeting (the "Proxy Statement"), which is expected to be filed not later than 120 days after December 31, 2017, under the headings "Executive Officers," "Election of Directors," "Corporate Governance," and "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.
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
See the Exhibit Index immediately following below.

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
		10-Q	8/5/2016	2.3(B)
2.4	Agreement and Plan of Merger, dated as of January 21, 2018, by and among registrant, Celgene Corporation and Blue Magpie Corporation	8-K	1/22/2018	2.1
3.1	Amended and Restated Certificate of Incorporation	8-K	12/29/2014	3.1
3.2	Amended and Restated Bylaws, as amended	8-K	4/1/2016	3.1
4.1	Fourth Amended and Restated Investors’ Rights Agreement, dated December 5, 2014, by and among the registrant and the investors named therein	S-1/A	12/9/2014	4.1
4.2	Amendment and Waiver of Fourth Amended and Restated Investors’ Rights Agreement, dated July 27, 2015	10-Q	8/14/2015	4.2
4.3	Second Amendment to Fourth Amended and Restated Investors’ Rights Agreement, dated January 29, 2016	10-K	2/29/2016	4.3
4.4	Amendment No. 3 and Waiver of Fourth Amended and Restated Investors’ Rights Agreement, dated September 21, 2017	10-Q	11/1/2017	4.4
4.5	Form of Common Stock Certificate	S-1/A	12/9/2014	4.2
10.1(A)#	Exclusive License Agreement, dated November 1, 2009, by and between City of Hope and ZetaRx, LLC, predecessor to the registrant	S-1	11/17/2014	10.1
10.1(B)#	Amendment No. 1, dated May 19, 2016, to Exclusive License Agreement, dated November 1, 2009, by and between the City of Hope and ZetaRx BioSciences, Inc., predecessor to the registrant	10-Q	8/5/2016	10.3
10.2#	Amended and Restated Patent and Technology License Agreement, effective November 1, 2009, by and between Fred Hutchinson Cancer Research Center and ZetaRx, LLC, predecessor to the registrant	S-1/A	11/24/2014	10.2
10.3(A)#	Amended and Restated Patent and Technology License Agreement, effective January 2, 2012, by and between Fred Hutchinson Cancer Research Center and ZetaRx BioSciences, Inc., predecessor to the registrant	S-1/A	11/24/2014	10.3

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.3(B)#	Amendment No. 1, dated October 22, 2015, to Amended and Restated Patent and Technology License Agreement dated January 2, 2012, by and between Fred Hutchinson Cancer Research Center and the registrant	10-Q	5/10/2016	10.1
10.4(A)#	Collaboration Agreement, dated October 16, 2013, by and between Fred Hutchinson Cancer Research Center and the registrant	S-1/A	11/24/2014	10.4(A)
10.4(B)#	Amendment No. 1 to Collaboration Agreement, dated November 19, 2014, by and between Fred Hutchinson Cancer Research Center and the registrant	S-1/A	11/24/2014	10.4(B)
10.4(C)	Amendment No. 2 to Collaboration Agreement, dated February 17, 2016, by and between Fred Hutchinson Cancer Research Center and the registrant	10-K	2/29/2016	10.4(C)
10.5(A)	Letter Agreement, dated October 16, 2013, by and between Fred Hutchinson Cancer Research Center and the registrant	S-1	11/17/2014	10.5
10.5(B)#	Amendment to Letter Agreement, dated December 21, 2015, by and between Fred Hutchinson Cancer Research Center and the registrant	10-K	2/29/2016	10.5(B)
10.6(A)#	Amended and Restated Patent and Technology License Agreement, effective October 16, 2013, by and between Fred Hutchinson Cancer Research Center and the registrant	S-1/A	11/24/2014	10.6
10.6(B)#
Amendment No. 1, dated October 22, 2015, to Amended and Restated Patent and Technology License Agreement dated October 16, 2013, by and between Fred Hutchinson Cancer Research Center and the registrant
		10-Q	5/10/2016	10.2(A)
10.6(C)#	Amendment No. 2, dated March 25, 2016, to Amended and Restated Patent and Technology License Agreement dated October 16, 2013, by and between Fred Hutchinson Cancer Research Center and the registrant	10-Q	5/10/2016	10.2(B)
10.7(A)#	Exclusive License Agreement, dated November 21, 2013, by and between Memorial Sloan Kettering Cancer Center and the registrant	S-1	11/17/2014	10.7(A)
10.7(B)#	Amendment No. 1 to Exclusive License Agreement, dated September 8, 2014, by and between Memorial Sloan Kettering Cancer Center and the registrant	S-1	11/17/2014	10.7(B)
10.8#	Master Sponsored Research Agreement, dated November 21, 2013, by and between Memorial Sloan Kettering Cancer Center and the registrant	S-1	11/17/2014	10.8
10.9#	Master Clinical Study Agreement, dated November 21, 2013, by and between Memorial Sloan Kettering Cancer Center and the registrant	S-1/A	12/16/2014	10.9
10.10(A)#	Letter Agreement, dated November 21, 2013, by and between Memorial Sloan Kettering Cancer Center and the registrant	S-1	11/17/2014	10.10
10.10(B)#	Amendment to Letter Agreement, dated December 14, 2015, by and between Memorial Sloan Kettering Cancer Center and the registrant	10-K	2/29/2016	10.10(B)
10.11(A)#	Exclusive License Agreement, dated December 3, 2013, by and between St. Jude Children’s Research Hospital, Inc. and the registrant	S-1	11/17/2014	10.11
10.11(B)#	Amendment #2 to License Agreement, dated April 4, 2015, by and between St. Jude Children’s Research Hospital, Inc. and the registrant	10-Q	8/14/2015	10.1

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.12(A)#	Exclusive License Agreement, dated February 13, 2014, by and between Seattle Children’s Hospital d/b/a Seattle Children’s Research Institute and the registrant	S-1	11/17/2014	10.12(A)
10.12(B)#	Amendment No. 1 to Exclusive License Agreement, dated August 4, 2014, by and between Seattle Children’s Hospital d/b/a Seattle Children’s Research Institute and the registrant	S-1	11/17/2014	10.12(B)
10.12(C)#	Amendment No. 2 to Exclusive License Agreement, dated June 15, 2015, by and between Seattle Children’s Hospital d/b/a Seattle Children’s Research Institute and the registrant	10-Q/A	11/23/2015	10.7
10.13(A)#	Sponsored Research Agreement, dated February 13, 2014, by and between Seattle Children’s Hospital d/b/a Seattle Children’s Research Institute and the registrant	S-1	11/17/2014	10.13
10.13(B)	Amendment No. 1 to Sponsored Research Agreement, effective April 1, 2015, by and between Seattle Children’s Hospital d/b/a Seattle Children’s Research Institute and the registrant	10-Q	5/12/2015	10.4
10.13(C)#	Amendment No. 2 to Sponsored Research Agreement, effective March 31, 2017, by and between Seattle Children’s Hospital d/b/a Seattle Children’s Research Institute and the registrant	10-Q	8/3/2017	10.1(A)
10.13(D)#	Amendment No. 3 to Sponsored Research Agreement, effective May 2, 2017, by and between Seattle Children’s Hospital d/b/a Seattle Children’s Research Institute and the registrant	10-Q	8/3/2017	10.1(B)
10.14¥	Offer Letter Agreement, dated September 5, 2013, by and between Hans E. Bishop and the registrant, as amended by the Side Letter Agreement dated September 16, 2013	S-1	11/17/2014	10.14
10.15¥	Offer Letter Agreement, dated January 1, 2014, by and between Bernard J. Cassidy and the registrant	S-1	11/17/2014	10.15
10.16(A)¥	Offer Letter with Hyam Levitsky, dated May 27, 2015	10-Q	8/14/2015	10.8
10.16(B)¥	Amendment, dated May 27, 2016, to Offer Letter with Hyam Levitsky, dated May 27, 2015	10-Q	8/5/2016	10.4
10.17¥	Offer Letter Agreement, dated March 20, 2014, by and between Steven D. Harr, M.D. and the registrant	S-1	11/17/2014	10.17
10.18¥	Form of Director and Executive Officer Indemnification Agreement	S-1	11/17/2014	10.18
10.19¥	2013 Equity Incentive Plan, as amended	S-1	11/17/2014	10.19
10.20¥	Form of Restricted Stock Purchase Agreement under the 2013 Equity Incentive Plan	S-1	11/17/2014	10.20
10.21¥	Form of Stock Option Grant Notice and Option Agreement under the 2013 Equity Incentive Plan	S-1	11/17/2014	10.21
10.22¥	2014 Equity Incentive Plan	S-1/A	12/9/2014	10.22
10.23(A)¥	Form of Restricted Stock Unit Agreement under the 2014 Equity Incentive Plan	S-1	12/9/2014	10.23
10.23(B)¥	Form of Restricted Stock Unit Agreement under the 2014 Equity Incentive Plan (with accelerated vesting)	10-K	2/29/2016	10.23(B)
10.23(C)¥	Form of Restricted Stock Unit Agreement under the 2014 Equity Incentive Plan (director election to take cash fees in equity - RSU deferral)	10-Q	5/10/2016	10.3
10.23(D)¥	Form of Stock Grant Award Agreement under the 2014 Equity Incentive Plan (director election to take cash fees in equity - no deferral)	10-Q	5/10/2016	10.4

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.23(E)¥	Form of Restricted Stock Unit Agreement under the 2014 Equity Incentive Plan (with accelerated vesting and automatic sell-to-cover provision)	10-K	3/1/2017	10.23(E)
10.23(F)¥	Form of Performance Restricted Stock Agreement under the 2014 Equity Incentive Plan	8-K	10/20/2017	10.1
10.23(G)¥	Form of Performance Restricted Stock Unit Award Agreement under the 2014 Equity Incentive Plan				X
10.24(A)¥	Form of Stock Option Grant Notice and Option Agreement under the 2014 Equity Incentive Plan	S-1	12/9/2014	10.24
10.24(B)¥	Form of Stock Option Grant Notice and Option Agreement under the 2014 Equity Incentive Plan (with accelerated vesting)	10-K	2/29/2016	10.24(B)
10.25¥	2014 Employee Stock Purchase Plan	S-1	12/9/2014	10.25
10.26¥	Offer Letter with Robert Azelby, dated September 28, 2015	10-Q	11/12/2015	10.2
10.27¥	Offer Letter Agreement, dated April 13, 2017, by and between Sunil Agarwal, M.D. and the registrant	10-Q	8/3/2017	10.2
10.28¥	Executive Incentive Compensation Plan	S-1/A	12/9/2014	10.28
10.29¥	Offer Letter Agreement, dated November 8, 2017, by and between Ann Lee and the registrant				X
10.30(A)¥	Change in Control and Severance Plan	10-K	2/29/2016	10.40
10.30(B)¥	Amended and Restated Change in Control and Severance Plan	SC 14D9/A	2/28/2018	(e)(37)
10.31(A)	Lease Agreement, dated as of April 6, 2015, by and between ARE-Seattle No. 16, LLC and the registrant	8-K	4/7/2015	10.1
10.31(B)	First Amendment to Lease Agreement, dated May 21, 2015, by and between ARE-Seattle No. 16, LLC and the registrant	10-Q	8/14/2015	10.4
10.31(C)	Second Amendment to Lease Agreement, effective September 30, 2015, by and between ARE-Seattle No. 16, LLC and the registrant	10-Q	11/12/2015	10.1
10.31(D)	Third Amendment to Lease Agreement, effective November 17, 2016, by and between ARE-Seattle No. 16, LLC and the registrant	10-K	3/1/2017	10.31(D)
10.31(E)	Fourth Amendment to Lease Agreement, effective November 29, 2017, by and between ARE-Seattle No. 16, LLC and the registrant				X
10.31(F)	Fifth Amendment to Lease Agreement, effective November 29, 2017, by and between ARE-Seattle No. 16, LLC and the registrant				X
10.32¥	Non-Employee Director Compensation Policy, adopted December 7, 2015 and Restricted Stock Unit Election Form thereunder	10-K	2/29/2016	10.32(B)
10.33#	Non-Exclusive Sublicense Agreement, effective April 7, 2015, by and among Novartis Institutes for Biomedical Research, Inc., The Trustees of the University of Pennsylvania, and the registrant	10-Q	8/14/2015	10.2

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.34(A)#	Amended and Restated Master Research and Collaboration Agreement, dated August 13, 2015, by and among Celgene Corporation, Celgene RIVOT Ltd., and the registrant	10-Q	8/14/2015	10.12
10.34(B)#	Letter Agreement, dated April 6, 2016, by and between Celgene Corporation and the registrant	10-Q	8/5/2016	10.1
10.34(C)#	License Agreement, dated April 22, 2016, by and among Celgene Corporation, Celgene Switzerland LLC, and the registrant	10-Q	8/5/2016	10.2
10.34(E)+	Letter Agreement, dated October 6, 2017, by and among Celgene Corporation, Celgene Switzerland LLC and the registrant				X
10.35#	Share Purchase Agreement, dated June 29, 2015, by and among Celgene Corporation, Celgene RIVOT Ltd., and the registrant	8-K	6/29/2015	10.1
10.36	Voting and Standstill Agreement, dated June 29, 2015, by and among Celgene Corporation, Celgene RIVOT Ltd., and the registrant	8-K	6/29/2015	10.2
10.37	Registration Rights Agreement, dated June 29, 2015, by and among Celgene Corporation, Celgene RIVOT Ltd., and the registrant	8-K	6/29/2015	10.3
10.38	Share Purchase Agreement and Omnibus Amendment, dated September 21, 2017, by and among registrant, Celgene Corporation and certain of its affiliates	8-K	9/22/2017	10.1
10.39¥	Consulting Agreement, dated January 1, 2016, by and between Richard Klausner and the registrant	10-K	3/1/2017	10.39
10.40¥	Form of Tax Reimbursement Agreement	8-K	2/1/2018	10.1
21	Subsidiaries of the registrant				X
23.1	Consent of independent registered public accounting firm				X
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)				X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended				X
32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350				X
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

Date: March 1, 2018
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

Signature	Title	Date

/s/ Hans E. Bishop	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2018
Hans E. Bishop

/s/ Steven D. Harr	Chief Financial Officer and Head of Corporate Development (Principal Accounting and Financial Officer)	March 1, 2018
Steven D. Harr

/s/ Howard H. Pien	Chairman of the Board	March 1, 2018
Howard H. Pien

/s/ Hal V. Barron	Director	March 1, 2018
Hal V. Barron

/s/ Thomas O. Daniel	Director	March 1, 2018
Thomas O. Daniel

/s/ Anthony B. Evnin	Director	March 1, 2018
Anthony B. Evnin

/s/ Jay T. Flatley	Director	March 1, 2018
Jay T. Flatley

/s/ Richard Klausner	Director	March 1, 2018
Richard Klausner

/s/ Robert T. Nelsen	Director	March 1, 2018
Robert T. Nelsen

/s/ Rupert Vessey	Director	March 1, 2018
Rupert Vessey

/s/ Mary Agnes Wilderotter	Director	March 1, 2018
Mary Agnes Wilderotter